Form 10-K
period 1999-12-31
AIRNET COMMUNICATIONS CORP
filed 2000-03-29
CIK 944163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM [ ] TO [ ]

                        COMMISSION FILE NUMBER: 000-28217

                        AIRNET COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                            59-3218138
(STATE OR OTHER JURISDICTION OF                                  (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

              100 RIALTO PLACE, SUITE 300, MELBOURNE, FLORIDA 32901
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (321) 953-6600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 2000, 23,123,537 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $406,195,039 (based on a closing price on March 24, 2000 on Nasdaq of $35.75 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

On December 10, 1999, we completed our initial public offering. A total of 6,325,000 shares of our common stock (including an over-allotment of 825,000 shares of common stock) was sold at a price of $14.00 per share to an underwriting syndicate led by Salomon Smith Barney Inc., Chase Hambrecht & Quist LLC and Prudential Volpe Technology Group. Net proceeds from the offering amounted to $80.4 million after deducting offering expenses of approximately $2.0 million and underwriting commissions and discounts of approximately $6.2 million. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters -- Use of Proceeds of Initial Public Offering," below.

We have increased, and will continue to increase, our expenditures for research and product development in 2000 in connection with our efforts to develop software to support emerging wireless high-speed data transmission standards.

OVERVIEW

We were incorporated in Delaware in 1994. We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global Standard for Mobile Communications, system of mobile voice and data transmission. We market our products to operators of wireless networks. A base station is a key component of a wireless network that receives and transmits voice and data signals over radio frequencies. We designed our base stations to be easier to deploy and upgrade and to have lower capital and operating costs than other existing base stations. Our system features two innovative base station products:

- The AdaptaCell is a software-defined base station, meaning it uses software to control the way it encodes or decodes wireless signals. Our AdaptaCell incorporates a proprietary radio architecture that is designed to enable operators to upgrade their wireless networks to offer high-speed data and Internet services by changing software rather than deploying new base stations. Our AdaptaCell also incorporates a broadband architecture, meaning that it uses only one radio to process a large number of radio channels.

- The AirSite is a backhaul free base station, meaning it carries voice and data signals back to the wireline network without using a physical communications link. Our AirSite uses an operator's existing radio frequencies as the medium to provide the necessary connection to the wireline network. Unlike our competitors' base stations, our AirSite does not require an expensive physical communications link, usually through a digital T-1 phone line, to the wireline network. As a result, an operator's fixed network operating costs may significantly decrease.

As of February 29, 2000, we had 34 domestic patents granted, 21 patent applications pending, and 13 provisional patent applications.

Various analog and digital standards for wireless voice and data transmission are currently available to wireless service operators, including: Global Systems for Mobile Communications, known as GSM; Code Division Multiple Access, known as CDMA; and Time Division Multiple Access, known as TDMA. Unlike CDMA and TDMA, GSM incorporates an open interface between the base station and mobile switching center. This open interface makes it easier for wireless service operators to purchase and integrate GSM system elements, including base stations, from multiple vendors rather than relying on a single vendor. Although GSM is based on a number of well-defined standard interfaces, a GSM mobile telephone switch may be manufactured according to different variations within the standard interface. As a result, we may encounter obstacles when we attempt to integrate our products with a particular switch, since we have not yet tested our products for compatibility with several vendors' switches. If our products are not initially compatible with a particular mobile telephone switch, we can make modifications to account for such variations in the standard interface. To date, we have had little difficulty interfacing our system with multiple vendors' switches.

Our competitors' base stations cannot be easily modified to substantially increase capacity to handle the expected increase in voice traffic. We believe base stations with substantially increased higher capacity will become crucial as high-speed data is increasingly accepted, occupying a greater percentage of a wireless service operator's total system capacity and leaving less capacity for conventional voice traffic.

PRODUCTS

Our base station subsystem products currently support the GSM system for wireless voice and data communications services. We chose to develop products based on this standard because the interfaces, or connections, between the various pieces that make up the GSM base station subsystem are well defined and publicly documented. One of these interfaces, the connection between the mobile switching center and the base station controller, and ultimately the base stations that compose the base station subsystem, is referred to as the A-interface. This A-interface allows wireless operators to attach our base station subsystem equipment to an existing operator's mobile switching center. It is this standard interface that makes any existing GSM operator a potential customer for our base station subsystem equipment. We are currently marketing the base station subsystem in three standard configurations, the GSM-900, GSM-1800 and GSM-1900, operating at 900 MHz, 1800 MHz and 1900 MHz respectively.

Our base station subsystem features two unique base station products: the AdaptaCell broadband, software-defined GSM base station and the AirSite Backhaul Free Base Station. We also offer custom-tailored ancillary equipment that completes the base station subsystem. These include a base station controller, a transcoder rate adaptation unit and an operations and maintenance center (radio).

AdaptaCell. The AdaptaCell wireless base station supports up to 12 GSM radio frequency carriers (96 total channels including 92 voice/data channels and four control channels). The AdaptaCell differs from our competitors' base stations in that its operation is defined by software, not hardware. This means that as subscribers demand new services from operators, specifically new high-speed data and Internet services, it will be possible to upgrade the AdaptaCell to support those services via a change of software and few, if any, hardware modifications. Operators using our competitors' equipment will likely have to install new equipment, and potentially a completely new base station, for each new wireless standard they adopt. The AdaptaCell is available in two basic configurations: omni-directional and sectorized. An omni-directional base station serves a roughly circular geographic area while a sectorized base station divides the area around it into independent sectors. Sectorized base stations are useful in high-density applications because they allow a wireless service operator to reuse frequencies in adjacent cells more readily than with omni-directional base stations.

AirSite. The AirSite is a compact wireless base station that supports one GSM radio frequency carrier (eight total channels including seven voice/data channels and one control channel) and includes its own wireless backhaul system. By contrast, other existing base stations must be connected to the rest of the system using expensive physical communications links, usually digital T-1 lines. The AirSite is a true GSM base station, meaning it has a unique site ID for billing and "911" emergency identification purposes, offers the same geographic coverage as other existing base stations, and has fault and error detection functionality fully integrated into the operations and maintenance center (radio). The AirSite operates by receiving a subscriber's wireless telephone signal and transmitting it to the AdaptaCell. The AdaptaCell then sends the signal over a T-1 line to the base station controller and on to the mobile switching center. In reverse, digitized voice signals come from the mobile switching center to the base station controller and then to the serving AdaptaCell, which then transmits the signal to the AirSite. The AirSite then transmits the signal to the subscriber. System capacity can be expanded by deploying two AirSites in a tandem configuration at the same cell site, thus supporting two GSM radio frequency carriers (16 total channels including 15 voice/data channels and one control channel).

Base Station Controller. Our base station controller coordinates the activities of the AdaptaCells physically attached to it and all the AirSites served by those AdaptaCells. A single base station controller can support up to 20 AdaptaCells and up to 240 AirSites. Among other things, the base station controller monitors handset signal levels and the operational status of each of its attached base stations, controls handset transmit power, and orchestrates handoffs between base stations.

Transcoder Rate Adaptation Unit. In most telecommunications systems, digitized voice requires 64 Kbps of bandwidth to accurately convey human speech. Our transcoder rate adaptation unit compresses a standard 64 Kbps voice stream to a GSM standardized 13 Kbps format more suitable for transmission within the base station subsystem. This means that the digital T-1 line used to connect the base station controller to the mobile switching center can carry four times as many voice conversations as it normally would. This makes it less expensive to attach a base station subsystem to its associated mobile switching center.

Operations and Maintenance Center (Radio). The operations and maintenance center (radio) provides the network management facility for one or more of our base station subsystems. Our operations and maintenance center (radio) provides a comprehensive graphical user interface for maintenance personnel. In its maximum configuration, one operations and maintenance center (radio) can simultaneously manage 10 base station controllers, 200 AdaptaCells, and 2,400 AirSites.

CUSTOMERS

The following table is a list of customers that accounted for 10% or more of our revenues for the fiscal year ended December 31, 1999. Together these customers accounted for substantially all of our revenues for these periods. See Note 10 of Notes to Financial Statements for financial information regarding our customers.

Carolina PCSI Limited Partnership
Message Express Company (AirLink PCS)
NPI Wireless
Pinpoint Communications

SALES AND MARKETING

We sell and market our products in the U.S. through our direct sales force. Our international sales and marketing efforts are conducted through a network of agents, distributors and our direct sales force. We have developed programs to attract and retain high quality, motivated sales representatives that have the technical skills and consultative sales experience necessary to sell our infrastructure solutions.

We have initiated direct sales efforts in the United States, Africa, South America, and the Pacific Rim. In order to further our international sales objectives, we are establishing relationships with a number of country/region specific sales agents, distributors, and OEMs.

RESEARCH AND PRODUCT DEVELOPMENT

We spent $15,753,000 in 1999, $13,134,000 in 1998 and $11,749,000 in 1997
on research and product development. As of February 29, 2000, 108 of our 191 employees were engaged in research and product development, including hardware and software engineering. We expect to hire more employees to engage in research and product development during 2000.

Our current product development plans focus on the GPRS, EDGE and 3G high-speed data standards. We first plan to develop a GPRS high-speed data upgrade package. We also plan to take advantage of the evolution of digital signal processors and other digital components to reduce the cost of our base stations.

Subsequently, we expect to develop an EDGE high-speed data upgrade package.

Ultimately, we expect to develop one or more 3G software upgrade packages. We may not be able to introduce these or any other products as scheduled. In addition, market conditions may not ultimately dictate the necessity of developing upgrade packages to support one or more of these emerging 3G high-speed data standards. Also, while few modifications to the AdaptaCell hardware platform are expected as the product evolves, some enhanced hardware, including upgraded digital signal processors, will be required to support certain features. If none or not all of the products in development are introduced as scheduled, our revenues may not meet current projections.

Our product development strategy has been to concentrate our engineering resources on our core technology while making maximum use of third party vendors and products for everything else. In practice, this means our engineering resources are focused on broadband, software-defined base station technology, backhaul free base stations, and the software upgrades necessary to support new high-speed data standards.

MANUFACTURING AND BACKLOG

We currently use a limited number of third-party contractors to manufacture all of our primary components and subassemblies for our products. As a result, our in-house manufacturing operations consist primarily of quality control, final assembly, testing and product integration. Circuit boards, electronic and mechanical parts, and other component assemblies are purchased from OEM manufacturers and other selected vendors. Quality control is maintained by an in-house staff that sets standards and manages our manufacturing contractors. There is currently only one supplier of high power amplifiers, a critical component of our broadband base stations, that can provide us with a product that meets our quality standards.

Our product backlog was approximately $28.4 million at December 31, 1999 as compared to $5.9 million at December 31, 1998. We include a contract in backlog when the contract is signed by both us and the customer.

The amount of our backlog is subject to fluctuation based on the timing of the receipt and completion of orders. The amount generally consists of orders shippable within one year and deferred revenue from products which have been shipped to customers but have not yet satisfied all significant terms and conditions of the customer contract. Such conditions include completion of installation and customer acceptance of product technical performance. See Note 1 of Notes to Financial Statements for our revenue recognition policy.

Our backlog at any particular date is not necessarily indicative of future revenues.

COMPETITION

The wireless telecommunications infrastructure market is highly competitive. The market for our products is characterized by rapidly changing technology, evolving industry wireless standards and frequent new product introductions and enhancements. Failure to keep pace with these changes could seriously harm our competitive position and prospects for growth. Our ability to compete depends on many factors including product and standard flexibility, price and reliability.

Current and potential competitors consist primarily of major domestic and international companies, most of whom have longer operating histories; larger installed customer bases; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. Competing base station vendors can be divided into two groups: existing large equipment manufacturers who supply a complete range of wireless base station systems to wireless service operators and smaller companies that typically market components of wireless systems to system suppliers or directly to operators. Our current competitors include Alcatel S.A., Hughes Network Systems, LM Ericsson Telephone Company, Lucent Technologies Inc., Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation and Siemens AG. We face actual and potential competition not only from these established companies but from start-up companies that develop and market new wireless telecommunications products and services.

PROPRIETARY RIGHTS

We consider our technologies proprietary and seek to protect our intellectual property rights. As of February 29, 2000, we had 34 domestic patents granted, 21 patent applications pending, and 13 provisional patent applications. In addition, we are seeking patent protection for our inventions in foreign countries. One patent was based upon proprietary rights originally obtained from Harris Corporation, one of our stockholders, and is subject to a non-exclusive cross license to a third party. We also obtained from Harris Corporation a royalty-free, worldwide, non-exclusive right and license to use six other patents in the manufacture and sale of products covered by these patents. We hold patents covering the basic architecture of our system, its sub-components, and the frequency reuse planning schemes we use when deploying our systems.

Simultaneously with Motorola's equity investment in January 1995, we signed an agreement granting Motorola the right to obtain a non-exclusive, royalty-free license under any two of our patents. In the event of a potential merger, consolidation or sale of our company, we have the right to require Motorola to either to exercise or cancel its right in exchange for a payment of $1 million per patent. With respect to possible infringement of our respective digital base station patents, each of us agreed not to enjoin the other and to attempt dispute resolution, including negotiation of nonexclusive license agreements in good faith, before resorting to litigation.

While we believe that our patents will render it difficult for competitors to develop and market similar products, our patents may be invalidated, circumvented, or challenged. Our patent rights may fail to provide us with competitive advantages. Any pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, may not be issued with the scope we seek.

We also rely upon copyright and trade secret laws. Source code for our own proprietary software is protected as an unpublished copyrighted work and as a trade secret. In addition, we generally enter into confidentiality or licensing agreements with employees, consultants, vendors, customers, and licensees, and generally limit access to the details of proprietary designs, software, documentation, and other confidential information.

Notwithstanding our efforts to protect our rights, it may be possible for a third party to copy or to obtain and use our intellectual property without our authorization. We may have to pursue litigation in the future to enforce our proprietary rights or to defend against claims of infringement and such litigation could result in substantial costs and diversion of resources and could seriously harm our business, operating results, and financial condition. We are not engaged in any legal proceedings concerning matters of patent infringement or enforcement; however, we are presently involved in a few minor legal proceedings involving rights in our AirNet trademark. See Item 3, "Legal Proceedings," below. In addition, others may develop technologies superior to our technology, duplicate our technology, or design around our patents.

GOVERNMENT REGULATION

Our products must conform to a variety of requirements and protocols. In order for our products to be used in certain jurisdictions, regulatory approval may be necessary. The delays inherent in this regulatory approval process may cause the rescheduling, postponement or cancellation of the installation of telecommunications systems by our customers which, in turn, may significantly reduce sales of products to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country, restrictions on our development efforts and those of our customers, render current products obsolete, or increase the opportunity for additional competition. Such regulations or such changes in interpretation could require us to modify our products and incur substantial costs to comply with such regulations and changes. Products to support new services can be marketed only if permitted by frequency allocations and regulations. We plan to qualify our products in a foreign country after we have a purchase order from a customer located there, and this practice may deter customers or contribute to delays in receiving or filling orders.

EMPLOYEES

As of February 29, 2000, we had 191 employees. Of these individuals, 108 are in research and product development, 23 are in manufacturing, 17 are in sales and marketing, 29 are in customer and field services, and 14 are in finance and administration. We also use contract personnel, primarily for research and development.

None of our employees is represented by a labor union, and we believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

Our headquarters consist of approximately 23,400 square feet of space leased through December 31, 2001, located at 100 Rialto Place in Melbourne, Florida. The primary manufacturing and product engineering operation is located at 3950 Dow Road, Melbourne, Florida, consisting of approximately 33,202 square feet, leased through December 31, 2001. We also maintain a manufacturing and engineering facility in Westbury, New York, consisting of approximately 12,000 square feet, leased through December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

On January 21, 1997, we filed a complaint against Amplidyne, Inc. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging breach of contract and non-performance in connection with the delivery of certain high-power amplifier units used in our base stations. We are seeking approximately $4.4 million in damages. Amplidyne filed an answer alleging certain affirmative defenses and a counterclaim against us for approximately $463,000. Amplidyne's motion for summary judgment was denied in February 1999. Discovery has been completed and the matter has been noticed for trial.

We are also involved in various claims and litigation matters arising in the ordinary course of business. We believe that the ultimate outcome of these matters will not have a material effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The form of our Sixth Amended and Restated Certificate of Incorporation, which effected a one for 66.38 reverse stock split of our common stock, was submitted to and approved by written consent of a majority of stockholders dated as of November 16, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our Common Stock was listed on the Nasdaq National Market System under the symbol ANCC beginning on December 7, 1999. The following table sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for the period from December 7, 1999 through the end of the fourth fiscal quarter of 1999.


                                                                           LOW          HIGH
                                                                          ------       ------
12/07/99 - 12/31/99 ..................................................    $24.25       $45.00

We had 350 stockholders of record as of March 24, 2000. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future. We have a retained earnings deficit, and we expect to retain future earnings for use in our businesses.

RECENT SALES OF UNREGISTERED SECURITIES

From mid-June through August 1999, we sold an aggregate amount of $6,338,187 of convertible promissory notes along with warrants to purchase approximately 34,406,004 shares of our common stock at an exercise price of $0.05526523774 per share in a bridge financing. There were a total of 25 purchasers of the notes and accompanying warrants.

In September 1999, we raised $30.0 million in gross proceeds from the sale of 230,769,721 shares of Series G preferred stock to 46 investors, at a per share purchase price of $0.13, including conversion of principal and accrued interest under $6.3 million of the convertible promissory notes issued in the 1999 bridge financing.

The sale of these unregistered securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. Taking into account our one for 66.38 reverse stock split and the closing of our initial public offering on December 10, 1999, the warrants to purchase 34,406,004 shares of common stock converted into warrants to purchase 518,319 shares of our common stock at an exercise price of $3.67 per share and the 230,769,721 shares of Series G preferred stock converted into 3,476,488 shares of our common stock.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-87693) relating to the initial public offering of our common stock, was December 6, 1999. A total of 5,500,000 shares of our common stock was sold at a price of $14.00 per share to an underwriting syndicate led by Salomon Smith Barney Inc., Chase Hambrecht & Quist LLC and Prudential Volpe Technology Group. The offering commenced on December 7, 1999 and closed on December 10, 1999. An additional 825,000 shares of common stock were sold to the underwriters named above to cover over-allotments. The initial public offering resulted in gross proceeds of $88.6 million. Net proceeds from the offering amounted to $80.4 million after deducting offering expenses of approximately $2.0 million and underwriting commissions and discounts of approximately $6.2 million. From the time of receipt through December 31, 1999, the proceeds were included within cash and cash equivalents.

We have not yet spent the net proceeds of the initial public offering. We intend to use the net proceeds for general corporate purposes, including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities, and general and administrative functions and capital expenditures. We may also use a portion of the net proceeds to invest in complementary products, to license other technology or to make potential acquisitions. However, we have no current understandings or agreements relating to potential acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information in conjunction with our financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                        YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                  1995             1996             1997             1998               1999
                                                ---------        ---------        ---------        ---------        -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $   1,450        $   1,077        $   1,603        $   4,462        $    17,756
Cost of revenues                                      741              665              971            2,867             11,244
                                                ---------        ---------        ---------        ---------        -----------

Gross profit                                          709              412              632            1,595              6,512
                                                ---------        ---------        ---------        ---------        -----------

Operating expenses
Research and development                           12,360           20,887           11,749           13,135             15,753
Sales and marketing                                 2,022            2,171            1,107            2,709              4,727
General and administrative                          3,437            6,293            5,000            3,750              3,004
Amortization of deferred stock-based
   compensation                                        --               --               --              859                214
Loss (gain) on disposal or write-down
   of equipment                                        --            1,053                4               (5)                 2
                                                ---------        ---------        ---------        ---------        -----------

         Total operating expenses                  17,819           30,404           17,860           20,448             23,700
                                                ---------        ---------        ---------        ---------        -----------

Loss from operations                              (17,110)         (29,992)         (17,228)         (18,853)           (17,188)
Other income (expense), net                         1,326              818               (8)              77                609
                                                ---------        ---------        ---------        ---------        -----------

Net loss                                          (15,784)         (29,174)         (17,236)         (18,776)           (16,579)
Preferred dividends                                 2,548            3,456            4,095            5,616             18,647

Net loss attributable to common
   stockholders                                 $ (18,332)       $ (32,630)       $ (21,331)       $ (24,392)       $   (35,226)
                                                =========        =========        =========        =========        ===========

Net loss per share attributable to common
   stockholders                                 $  (98.24)       $ (157.63)       $  (96.33)       $  (81.88)       $    (18.31)
                                                =========        =========        =========        =========        ===========

Shares used in calculating basic and
   diluted loss per common share                  186,599          207,005          221,451          297,895          1,923,360
                                                =========        =========        =========        =========        ===========

CASH FLOW DATA:
Net cash used in operating activities           $ (16,014)       $ (25,155)       $ (17,924)       $ (17,791)       $   (15,111)
Net cash used in investing activities              (3,454)          (2,367)          (1,324)            (855)            (1,472)
Net cash provided by (used in) operating
   activities                                      48,875             (390)          27,018           14,879            109,425


                                                        DECEMBER 31,
                                                    1995             1996             1997             1998               1999
                                                  -------          -------          -------          -------           --------
BALANCE SHEET DATA:
Cash and cash equivalents                         $31,490          $ 3,578          $11,348          $ 7,580           $100,422
Working capital                                    31,691            2,419           12,127           11,252            104,475
Total assets                                       39,557           10,252           20,694           21,921            131,013
Long-term obligations                                  --              571            4,143               75                201
Total stockholders' equity                         35,806            6,684           12,983           14,463            108,263

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global Standard for Mobile Communications, system of mobile voice and data transmission. We market our products to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell, a software-defined base station, meaning it uses software to control the way it encodes and decodes wireless signals, and the AirSite, a backhaul free base station, meaning it carries voice and data signals back to the wireline network without using a physical communications link.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. By December 31, 1999, we had eight base station subsystems in full commercial operation. We currently sell and market our products in the U.S. through our direct sales force. We are beginning to conduct our international sales and marketing efforts through a network of agents, distributors and our direct sales force.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. As a result, we did not generate significant revenues until 1998 and have generated only $26.3 million in net revenues through December 31, 1999. We have incurred substantial losses since commencing operations, and as of December 31, 1999, we had an accumulated deficit of $101.4 million. We have not achieved profitability on a quarterly or annual basis. Because we will need to continue to focus heavily on developing our technology and products, organizing our sales and distribution systems and assembling the personnel necessary to support our anticipated growth in the near future, we expect to continue to incur net losses for at least the next several quarters. We will need to generate significantly higher revenues in order to support expected increases in research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

Our revenues are derived from sales of a single product line based on the GSM system. We generate a substantial portion of our revenues from a limited number of customers, with four customers accounting for 88% of our net revenues during the fiscal year ended December 31, 1999. Most of our existing and potential customers are start-up operators that have not yet commenced the buildout of their networks, obtained necessary financing or acquired a high degree of familiarity with our products.

We have and expect to continue to experience significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, has ranged from 12 to 18 months. The length and variability of our sales cycle is influenced by a number of factors beyond our control, including: our customers' buildout and deployment schedules; our customers' access to product purchase financing; our customers' degree of familiarity with our products; the need for functional demonstrations and field trials; the manufacturing lead time for our products; delays in final acceptance of products following shipments; regulatory developments; and our revenue recognition policies. The effect of our long sales cycle on our results is compounded by our current dependency on a small number of customers.

Revenue from product sales is recognized after delivery and resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract, which include completion of installation and customer acceptance of product technical performance. Given our limited operating history, such uncertainties have been considered resolved to date when the customer has placed the products in service or completed specified testing procedures. A number of different factors outside our control can delay satisfaction of these conditions. Since our products are typically deployed as part of a complete wireless system and we often fulfill orders through multiple shipments, customers must have received the final shipment in order to either place our products in service or complete the specified testing procedures.

In general, our gross margins will be affected by the following factors:

-        demand for our products and services;

-        new product introductions, both by us and our competitors;

-        changes in our pricing policies and those of our competitors;

-        the mix of base stations and other products sold;

-        the mix of sales channels through which our products are sold;

-        the mix of domestic and international sales; and

- the volume pricing we are able to attain from contract manufacturers and third party vendors.

We currently obtain all of our primary components and subassemblies for our products from a limited number of independent contract manufacturers and purchase circuit boards, electronic and mechanical parts and other component assemblies from a limited number of OEMs, or original equipment manufacturers, and other selected vendors. Accordingly, a significant portion of our cost of revenues consists of payments to these suppliers. The remainder of our cost of revenues is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration.

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to increase as we continue to develop our technology and future products. In particular, we have incurred and will continue to incur significant costs, including the cost of hiring and retaining engineers, in connection with our efforts to develop the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards.

Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing expenses and allocated overhead. We intend to increase expenditures for selling and marketing as a result of expansion of distribution channels, strategic relationships, sales and marketing personnel, and marketing programs. In particular, there may be significant costs associated with our efforts to sell our products to larger U.S. operators and to international operators.

General and administrative expenses consist primarily of expenses for finance, office operations, administrative and general management activities, including legal, accounting and other professional fees and bad debts. Increases in general and administrative expenses are planned as we expand executive management, finance and administration support, information systems and other administrative functions required to support operations and the costs associated with being a publicly-held company.

In November 1999, we determined that we needed to restate our 1998 and 1999 financial statements to record stock-based compensation and to record a deemed dividend of $11,715,761 to our Series G preferred stockholders in September 1999. Deferred stock-based compensation is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable options. We recorded $1.0 million and $1.6 million of deferred stock-based compensation during the fiscal years ended December 31, 1998 and December 31, 1999, respectively. We amortized stock-based compensation of $0.9 million and $0.2 million during the years ended December 31, 1998 and December 31, 1999, respectively, representing the difference between the fair value of our common stock and the option exercise price of these options at the date of grant. See Note 6 to the Notes to Financial Statements.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net revenues: Net revenues increased $13.3 million or 297% from $4.5 million for the year ended December 31, 1998 to $17.8 million for the year ended December 31, 1999. This increase resulted from strong demand for our propriety broadband, software-defined base stations and our backhaul free base stations by new wireless operators and repeat business from our existing customers, as they expanded their service areas.

Gross Profits: Gross profit increased $4.9 million or 308% from $1.6 million for the year ended December 31, 1998 to $6.5 million for the year ended December 31, 1999. The gross profit margin was 35% for 1998 and 36% for 1999. The increase in the gross profit margin was attributable to the increased volume of shipments during the year.

Research and development: Research and development expenses increased $2.6 million or 19.9% from $13.1 million for the year ended December 31, 1998 to $15.7 million for the year ended December 31, 1999. This increase was due to recruitment and additional new hires and the purchase of additional engineering lab equipment and supplies. These increased expenses were the result of an effort to accelerate product development and was driven by an increased demand by our larger customers for advanced features and a rapid increase in the adoption of wireless Internet services by subscribers.

Sales and marketing: Sales and marketing expenses increased $2.0 million or 74% from $2.7 million for the year ended December 31, 1998 to $4.7 million for the year ended December 31, 1999. Expenses increased for the recruitment and acquisition of additional new hires to expand our international sales and distribution activities and sales support functions. Travel, trade show and public relations expenses also contributed to the increase.

General and administrative: General and administrative expenses decreased $0.7 million or 19.7% from $3.7 million for the year ended December 31, 1998 to $3.0 million for the year ended December 31, 1999. This decrease was primarily due to a $1.7 million provision for bad debt in the year ended December 31, 1998. This decrease was partially offset by increased salaries, employee benefits expenses, and travel expenses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net revenues: Net revenues increased $2.9 million or 178% from $1.6 million for the year ended December 31, 1997 to $4.5 million for the year ended December 31, 1998. This increase resulted from a full year of shipments of our GSM base station, which we first deployed in May 1997. Net revenues were adversely affected in the second and third quarters of 1998 by proceedings of the United States Federal Communications Commission related to the final settlement of the auction process for a particular range of wireless broadcast licenses, which occurred in mid-1998. Many of the start-up operators who comprise our initial target market postponed their buildouts and new product purchases during the pendency of these proceedings.

Gross profit: Gross profit increased $1.0 million or 152% from $0.6 million for the year ended December 31, 1997 to $1.6 million for the year ended December 31, 1998. This increase was due primarily to the increase in net revenues. The gross profit margin was 39% for the year ended December 31, 1997 and 36% for the year ended December 31, 1998. This decrease in gross profit margin was attributable to unabsorbed overhead costs as we began to expand our manufacturing capabilities in 1998.

Research and development: Research and development expenses increased $1.4 million or 12% from $11.7 million for the year ended December 31, 1997 to $13.1 million for the year ended December 31, 1998. This increase was associated with new hires and purchases of certain engineering supplies.

Sales and marketing: Sales and marketing expenses increased $1.6 million or 145% from $1.1 million for the year ended December 31, 1997 to $2.7 million for the year ended December 31, 1998. Expenses increased for the recruitment and support of additional sales staff to help establish our sales and distribution activities. Expenses for travel, trade shows and outside services also contributed to the increase.

General and administrative: General and administrative expenses decreased $1.2 million or 25% from $5.0 million for the year ended December 31, 1997 to $3.8 million for the year ended December 31, 1998. This decrease was due to a substantial reduction in all areas of general administrative expense as we sized operations to more closely match net revenues. This decrease was partially offset by a $1.7 million provision for bad debts primarily related to one customer.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the private sales of equity securities, which provided aggregate net proceeds of approximately $130 million through November 30, 1999, including the net proceeds from our offering of Series G preferred stock. On December 10, 1999, we concluded an initial public offering of 6.3 million shares of the company's common stock (including the full exercise of the underwriters over-allotment of 825,000 shares) which resulted in gross proceeds of approximately $88.6 million. All of the shares of preferred stock were converted into 16,256,089 shares of our common stock as a result of the initial public offering. On December 31, 1999, we had approximately $100.4 million in cash. We have no credit facilities.

Net cash used in operating activities was approximately $17.9 million in 1997, $17.8 million in 1998 and $15.1 million in 1999. The significant use of cash in operating activities was the result of the net losses during all reported periods together with cash used to finance our increase in accounts receivable and inventory purchases. Customers are billed as contractual milestones are met. Deposits of up to 50% of the contracted amount are received at the inception of the contract and an additional amount which, together with the deposit, may range from 50% to 90% of the contracted amount, is billed upon shipment. However, while most of the remaining unbilled amounts are invoiced after satisfaction of all significant terms and conditions of the customer contract, collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the substantial time period between shipment and customer acknowledgment of the fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires increasing investments in working capital as our revenues increase. As of December 31, 1999, our receivables balance was $10.1 million. This balance is primarily attributable to two customers, and receivables from one of these customers accounted for approximately 45% of the total amount outstanding.

We used net cash for capital expenditures of approximately $1.3 million, $0.9 million and $1.5 million for the periods ended December 31, 1997, December 31, 1998 and December 31, 1999, respectively. These expenditures reflect our investments in computer equipment, software development tools and test equipment, which was required to support our business expansion. See Note 9 to Notes to Financial Statements, "Commitments and Contingencies."

We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during the final assembly of our product as our revenues increase.

We lease our primary manufacturing and office facilities under long-term non-cancelable operating leases. We also have operating leases for certain other furniture, equipment and computers. We used net cash for operating leases of approximately $1.4 million, $1.1 million, and $1.0 million for the periods ended December 31, 1997, December 31, 1998 and December 31, 1999, respectively. Future minimum lease payments aggregated through the year 2001 are approximately $1.3 million as of December 31, 1999.

We also lease certain computer and test equipment under capital lease arrangements. We used net cash for capital leases of approximately $0.4 million, $0.6 million, and $0.6 million for the periods ended December 31, 1997, December 31, 1998 and December 31, 1999, respectively. Future minimum lease payments aggregated through the year 2002 are approximately $0.8 million as of December 31, 1999. See Note 9 to Notes to Financial Statements, "Commitments and Contingencies."

We believe that our available cash resources will be sufficient to fund operating losses and meet our presently anticipated working capital and capital expenditure requirements for the next twelve months. Thereafter, we may need to raise additional funds. We may need to raise additional funds sooner to fund more rapid expansion, continue development of new or enhanced products, respond to competitive pressures, fund unexpected expenditures or operating losses or acquire businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of this debt could impose restrictions on our operations. Additional financing may not be available when needed, on favorable terms or at all.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

This report contains forward-looking statements, including statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report, concerning our expectations of future sales, gross profits, earnings, research and development expenses, selling, general and administrative expenses, product introductions and cash requirements. Forward-looking statements often include words or phrases such as "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "project," "outlook" or similar expressions. These statements are only predictions and are not guarantees of future performance. They are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results may vary materially from those expressed in forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Certain risk factors which could cause actual results to differ from expectations are set forth below. We cannot assure you that our results of operations will not be adversely affected by one or more of these factors.

RISK FACTORS

OUR OPERATING EXPENSES MAY CONTINUE TO INCREASE AS A RESULT OF ACCELERATED INVESTMENT IN OUR OPERATIONS. We have begun to accelerate our investment in operations, particularly in the area of research and development. This acceleration is driven by an increased demand by our larger customers for advanced features and a rapid increase in the adoption of wireless Internet services by subscribers. As a result, our operating expenses may be higher than we originally anticipated during 2000, and our operating expenses may continue to outstrip our revenues in 2000.

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS, ANTICIPATE CONTINUING LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. We have accumulated losses of $101.4 million since we began doing business in 1994 through December 31, 1999, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. Since we began doing business in 1994, we have generated only $26.3 million in net revenues through December 31, 1999. We have been marketing our GSM base stations since 1996, and to date our only meaningful sales have been to a small number of start-up domestic wireless operators. We have never reported a profit. We will continue to incur significant research and product development, sales and marketing, materials and general administrative expenses, and we expect our expenses to increase as compared to prior periods. We may continue to incur losses beyond 1999. We cannot be certain that we will realize sufficient revenues or margins to sustain our business.

WE HAVE A LIMITED OPERATING HISTORY. You should not rely on our recent results as an indication of our future results. Due to our limited operating history, it is difficult or impossible for us to predict future results, and you should not expect future revenue growth based on our recent results. You should consider our business and prospects in light of the risks and problems faced by technology companies in the early stages of development.

OUR LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF AND WHEN A SALE WILL BE MADE AND COULD CAUSE US OPERATING DIFFICULTIES AND CASH FLOW PROBLEMS. Our sales cycle, which is the period from the generation of a sales lead until the recognition of revenue, can be long and is unpredictable, making it difficult to forecast revenues and operating results. Our inability to accurately predict the timing and magnitude of our sales could cause a number of problems:

- We may have difficulty meeting our customers' delivery requirements in the event many large orders are received in a short period of time because we have limited production capacity and generally do not carry materials in inventory.

- We may expend significant management efforts and incur substantial sales and marketing expenses in a particular period that do not translate into orders during that period or at all.

- We may have difficulty meeting our cash flow requirements and obtaining credit because of delays in receiving orders and because the terms of our customer contracts defer certain billings until post-shipment contractual milestones are met.

The problems resulting from our lengthy and variable sales cycle could impede our growth, harm our stock price, and restrict our ability to take advantage of new opportunities.

INTENSE COMPETITION IN THE MARKET FOR WIRELESS TELECOMMUNICATIONS EQUIPMENT FROM MANY LARGER, MORE ESTABLISHED COMPANIES WITH GREATER RESOURCES COULD PREVENT US FROM INCREASING OUR REVENUE AND ACHIEVING PROFITABILITY. The wireless telecommunications infrastructure market is highly competitive. We compete with large infrastructure manufacturers, systems integrators, and base station subsystem suppliers, as well as new market entrants. Most of our current and potential competitors have longer operating histories, larger installed customer bases, substantially greater name recognition, and more financial, technical, manufacturing, marketing, sales, distribution and other resources than we do. We may not be able to compete successfully against current and future competitors, including companies that develop and market new wireless telecommunications products and services. These competitive pressures may result in price reductions, reduced gross margins, longer sales cycles and loss of customers.

IF WE DO NOT SUCCEED IN THE DEVELOPMENT OF NEW PRODUCTS AND PRODUCT FEATURES IN RESPONSE TO CHANGING TECHNOLOGY AND STANDARDS, CUSTOMERS WILL NOT BUY OUR PRODUCTS. We need to develop new products and product features in response to the evolving demands for better technology or our customers will not buy our products. The market for our products is characterized by rapidly changing technology, evolving industry standards, emerging wireless transmission standards, and frequent new product introductions and enhancements. Our success depends on our ability to adapt and upgrade our base stations to allow operators to offer high-speed data and Internet services. If we fail to develop our technology, we will lose significant potential market share to our competitors. Also, because some operators do not have sufficient licensed spectrum, some of our potential customers may not migrate to higher speed standards and those who do may not purchase any of our products for use with new standards.

WE MAY NOT BE ABLE ADEQUATELY TO PROTECT OUR PROPRIETARY RIGHTS WHICH WOULD HURT OUR ABILITY TO COMPETE. Although we attempt to protect our intellectual property rights through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, intellectual property is difficult to evaluate, and these measures may not provide adequate protection for our proprietary rights and information. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our proprietary rights and information, disputes as to ownership of intellectual property may arise, and our proprietary rights and information may otherwise become known or independently developed by competitors. The failure to protect our proprietary rights could seriously harm our business, operating results and financial condition. We have not been granted any foreign patents and presently have only a relatively low number of patent applications pending internationally. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenues.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US THAT COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND. In the future, claims of infringement of other parties' proprietary rights, invalidity claims or claims for indemnification resulting from infringement claims may be asserted or prosecuted against us. Even if none of these claims were valid or successful, we would be forced to incur significant costs and divert important resources to defend against them. Any claim of infringement, whether or not successful, could cause us considerable expense and place a significant burden on our management.

OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS COULD LEAD TO DELAYS, ADDITIONAL COSTS, PROBLEMS WITH OUR CUSTOMERS AND POTENTIAL CUSTOMERS, AND LOSS OF REVENUE. We plan to continue utilizing only one or a small number of suppliers for each of the components of our base station systems. In particular, there is currently only one supplier of high power amplifiers, a critical component for a broadband base station, that can provide us with a product that meets our quality standards. Furthermore, the majority of the switches used with our systems have been manufactured by one of two small third party vendors. We have no long-term contracts or arrangements with any of our suppliers that guarantee product availability or the continuation of particular payment or credit terms. If, for any reason, a supplier fails to meet our quality and quantity requirements or stops selling products to us at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product image problems. Any of these problems could damage relationships with current or prospective customers which could seriously harm our operating results in a given period and impair our ability to generate future sales.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE SUCCESSFUL. Our future success largely depends on our ability to attract and retain highly-skilled hardware and software engineers, particularly call processing engineers and digital signal processing engineers. The market for these engineers is highly competitive, and if we cannot continue to attract and retain quality personnel, that failure would significantly limit our ability to compete and to grow our business. Our success also depends upon the continuing contributions of our key management, research, product development, sales and marketing and manufacturing personnel, many of whom would be difficult to replace, including R. Lee Hamilton, Jr., President and Chief Executive Officer. Except for a severance and noncompetition agreement we have with Dr. Hamilton, we do not have employment or noncompetition agreements with any of our key officers. We also do not have key man life insurance policies covering any of our employees.

IF WE FAIL TO MANAGE OUR GROWTH AND EXPANSION EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED. The need to develop and offer our products and implement our business plan in an evolving market will significantly challenge our planning and management capabilities. At February 29, 2000, we had a total of 191 employees. We plan to hire a significant number of new employees as we expand our operations. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage our growth effectively, our business and prospects could be seriously harmed. To manage our expected growth of operations and personnel, we will need to:

- improve financial and operational controls, as well as our reporting systems and procedures;

-        install new management information systems; and

- hire, train, motivate and manage our sales and marketing, engineering, technical, finance and customer support employees.

WE EXPECT THE PRICES OF OUR PRODUCTS TO DECLINE DUE TO COMPETITIVE PRESSURES, AND THIS DECLINE COULD REDUCE OUR REVENUES AND GROSS MARGINS. We anticipate that the prices of our products will decrease in the future due to competitive pricing pressures, increased sales discounts, new product introductions or other factors. If we are unable to offset these factors by increasing our sales volumes, our revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing costs of our products. We cannot guarantee that we will be able to do these things successfully. Our failure to do so would cause our revenue and gross margins to decline, which could seriously harm our operating results and cause the price of our common stock to decline.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS ON REASONABLE TERMS, AND THIS COULD HURT OUR BUSINESS AND NEGATIVELY IMPACT OUR STOCKHOLDERS. If adequate funds are not available or are not available on reasonable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could seriously harm our business. If our capital requirements vary from those currently planned, we may require additional financing sooner than anticipated. If we raise additional funds through the issuance of debt or equity securities, the percentage ownership of our existing stockholders may be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations.

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSE. Wireless telecommunications are subject to extensive regulation by the U.S. and foreign governments. If we fail to conform our products to regulatory requirements or experience any delays in obtaining regulatory approvals, we could lose sales. Moreover, we plan to qualify our products in a foreign country after we have a purchase order from a customer located there, and this practice may deter customers or contribute to delays in receiving or filling orders. To date we have not qualified our products in any foreign countries.

Continuing regulatory compliance could be expensive and may require time-consuming and costly modifications of our products. Any failure of domestic and international regulatory authorities to allocate suitable frequency spectrum could limit our growth opportunities and our future revenues.

WE PLAN TO EXPAND INTO INTERNATIONAL MARKETS, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS. A portion of our international sales efforts will be targeted to service operators who plan to deploy wireless communications networks in developing countries where risks ordinarily associated with international operations are particularly acute. International operations are subject to a number of risks and uncertainties including:

- difficulties and costs associated with obtaining foreign regulatory approval for our products;

-        unexpected changes in regulatory requirements;

- difficulties and costs associated with complying with a wide variety of complex foreign laws and treaties;

- legal uncertainties regarding, and timing delays and expenses associated with, tariffs, export licenses and other trade barriers;

-        inadequate protection of intellectual property in foreign countries;

-        increased difficulty in collecting delinquent or unpaid accounts;

-        lack of suitable export financing;

-        adverse tax consequences;

- dependence upon independent sales representatives and other indirect resellers who may not be as effective and reliable as our employees;

- difficulties and costs associated with staffing and managing international operations, overcoming cultural, linguistic and nationalistic barriers and adapting to foreign business practices;

-        political and economic instability; and

- currency fluctuations, including a decrease in the value of foreign currencies relative to the U.S. dollar which could make our products less competitive against those of foreign competitors.

Any of these factors could impair our ability to expand into international markets and could prevent us from increasing our revenues and achieving profitability.

YEAR 2000 COMPLIANCE

Our total costs of year 2000 compliance were less than $100,000. These costs included updating our computer software and hardware, as well as contracting outside experts and out-of-pocket expenses.

We cannot anticipate all customer situations, and we may see an increase in warranty and other claims as a result of the year 2000 transition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The company has invested the net proceeds from its initial public offering on December 7, 1999 and the proceeds from other financing activities in interest-bearing, investment grade securities which mature within 24 months. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The financial statements filed as a part of this report are listed on the Index to Financial Statements on page F-1 below.

SELECTED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly financial data for the four quarters in 1998 and 1999 and such information expressed as a percentage of our net revenues. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information for the quarters presented.

                                                                                            QUARTER ENDED
                                                                                            -------------
                                           Mar. 31        June 30        Sept. 30       Dec. 31        Mar. 31        June 30
                                             1998           1998           1998           1998           1999           1999
(IN THOUSANDS)

Net revenues .......................       $ 1,373        $   939        $   129        $ 2,021        $ 2,158        $ 2,215
Cost of revenues ...................           942            712            109          1,104          1,457          1,455
                                           -------        -------        -------        -------        -------        -------

Gross profit .......................           431            227             20            917            701            760
                                           -------        -------        -------        -------        -------        -------

Operating expenses, Research and
development ........................         2,912          2,725          2,988          4,509          3,735          3,459
Sales and marketing ................           604            616            681            808            891            865
General and administrative .........           503            569            547          2,127            561            580
Amortization of deferred stock-based
compensation .......................           848             --              3              8             46             74
                                           -------        -------        -------        -------        -------        -------

Total operating expenses ...........         4,867          3,910          4,219          7,452          5,233          4,978
                                           -------        -------        -------        -------        -------        -------

Loss from operations ...............        (4,436)        (3,683)        (4,199)        (6,535)        (4,532)        (4,218)
                                           -------        -------        -------        -------        -------        -------

Other income (expense), net ........            12            (58)             4            119             74             19
                                           -------        -------        -------        -------        -------        -------

Net loss ...........................        (4,424)        (3,741)        (4,195)        (6,416)        (4,458)        (4,199)
                                           -------        -------        -------        -------        -------        -------



                                           Sept. 30        Dec. 31
                                             1999           1999
(IN THOUSANDS)

Net revenues .......................       $ 6,704        $ 6,679
Cost of revenues ...................         4,172          4,160
                                           -------        -------

Gross profit .......................         2,532          2,519
                                           -------        -------

Operating expenses, Research and
development ........................         3,382          5,177
Sales and marketing ................           985          1,986
General and administrative .........           761          1,104
Amortization of deferred stock-based
compensation .......................            91              3
                                           -------        -------

Total operating expenses ...........         5,219          8,270
                                           -------        -------

Loss from operations ...............        (2,687)        (5,751)
                                           -------        -------

Other income (expense), net ........            11            505
                                           -------        -------

Net loss ...........................        (2,676)        (5,246)
                                           -------        -------

                                                                                                         QUARTER ENDED
                                                                                                         -------------
                                                        March 31        June 30       Sept. 30        Dec. 31        March 31
                                                          1998           1998           1998            1998           1999
                                                                                         (AS A PERCENTAGE OF NET REVENUES)

Net revenues ....................................         100.0%         100.0%         100.0%          100.0%         100.0%
Cost of revenues ................................          68.6           75.8           84.5            54.6           67.5
                                                        -------        -------        -------         -------        -------

Gross profit ....................................          31.4           24.2           15.5            45.4           32.5
                                                        -------        -------        -------         -------        -------

Operating expenses, Research and
development .....................................         212.0          290.2        2,316.3           223.1          173.1
Sales and marketing .............................          44.0           65.6          527.9            40.0           41.3
General and administrative ......................          36.7           60.6          424.1           105.2           26.0
Amortization of deferred stock-based compensation          61.8             --            2.3             0.4            2.1
                                                        -------        -------        -------         -------        -------

Total operating expenses ........................         354.5          416.4        3,270.6           368.7          242.5
                                                        -------        -------        -------         -------        -------

Loss from operations ............................        (323.1)        (392.2)       (3,255.1)        (323.3)        (210.0)

Other income (expense), net .....................           0.9           (6.2)           3.1             5.9            3.5
                                                        -------        -------        -------         -------        -------

Net loss ........................................        (322.2)%       (398.4)%      (3,252.0)%       (317.4%)       (206.5)%
                                                        =======        =======        =======         =======        =======



                                                      June 30         Sept. 30        Dec. 31
                                                        1999            1999           1999


Net revenues ....................................       100.0%          100.0%         100.0%
Cost of revenues ................................        65.7            62.2           62.2
                                                      -------         -------        -------

Gross profit ....................................        34.3            37.8           37.8
                                                      -------         -------        -------

Operating expenses, Research and
development .....................................       156.2            50.4           77.5
Sales and marketing .............................        39.1            14.7           29.7
General and administrative ......................        26.2            11.3           16.5
Amortization of deferred stock-based compensation         3.3             1.4             --
                                                      -------         -------        -------

Total operating expenses ........................       224.8            77.8          123.8
                                                      -------         -------        -------

Loss from operations ............................      (190.5)          (40.0)         (86.0)

Other income (expense), net .....................         0.9             0.0            7.5
                                                      -------         -------        -------

Net loss ........................................      (189.6)%         (40.0)%        (78.5)%
                                                      =======         =======        =======

We have experienced and expect to continue to experience significant fluctuations in quarterly operating results as a result of many factors. We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as any indication of future performance. It is likely that future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 1999, we engaged Deloitte & Touche LLP as our independent accountants for the fiscal year ended December 31, 1998 to replace Ernst & Young LLP, whom we dismissed as our independent accountants effective August 5, 1999. The decision to change independent accountants was approved by our board of directors upon the recommendation of the audit committee.

The reports of Ernst & Young on our financial statements for 1996 and 1997 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of our financial statements for the fiscal years ended December 31, 1996 and 1997, and in the subsequent interim period preceding the dismissal of Ernst & Young, except as disclosed in the following paragraph, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make a reference to the matter in their report. During the two most recent fiscal years and subsequent interim period preceding the dismissal of Ernst & Young, we have not been advised of any matters described in Regulation S-K, Item 304(a)(1)(v) of the Securities Exchange Act of 1924, as amended.

During 1999, we asked Ernst & Young for advice about the possibility of changing our revenue recognition policies for the year ending December 31, 1999 and thereafter. We expressed our opinion that revenue should be recognized upon shipment of our products. Ernst & Young informed us that we could not recognize revenue until all uncertainties about customer acceptance had been resolved pursuant to the requirements of American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2.

Although the audit committee of our board of directors had preliminary discussions with Ernst & Young regarding our revenue recognition policies in a February 1999 meeting, neither the audit committee nor our board of directors had any subsequent discussions with Ernst & Young.

We have not changed our revenue recognition policies.

We authorized Ernst & Young to respond fully to the inquiries of Deloitte & Touche regarding our revenue recognition policies. We requested that Ernst & Young furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with the above statements. A copy of such letter is incorporated by reference to the Form S-1 registration statement filed with the Securities and Exchange Commission on September 24, 1999.

Prior to engaging Deloitte & Touche as our new independent accountants:

- We requested advice from Deloitte & Touche concerning the revenue recognition issues referenced above. Deloitte & Touche did not provide us with advice.

- We did not consult with Deloitte & Touche regarding the type of audit opinion that might be rendered by them or items that were or should have been subject to the AICPA's Statement on Auditing Standards No. 50, "Reports on the Application of Accounting Principles."

We requested that Deloitte & Touche review the above disclosures regarding our change in accountants and gave them the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission in which Deloitte & Touche might have included new information, clarified our statements on the change in accountants or disclosed the respects in which they disagree with the statements made by us in this report regarding our change in accountants. Deloitte & Touche elected not to submit such a letter to the Securities and Exchange Commission.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See information contained in our Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors," "Executive Officers" and "Stock Ownership," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the information contained in the Proxy Statement under the captions "Election of Directors -- Director Compensation" and "Executive Compensation," which information is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which are contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information contained in the Proxy Statement under the heading "Stock Ownership," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See information contained in the Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. We have filed the following documents as part of this report, except as otherwise noted:

1.       Financial Statements
         See Index to Financial Statements on page F-1 of this report.

2.       Financial Statement Schedules
         Financial Statement Schedules have been omitted because of the absence of conditions under which they would be required or because the required information has been included in the financial statements.

3.       Exhibits
         *3.1     Sixth Amended and Restated Certificate of Incorporation.
         *3.2     Second Amended and Restated Bylaws.
         3.3      Amendment to Second Amended and Restated Bylaws.
         *4.1     Specimen Certificate evidencing shares of Common Stock.
         *4.2     Second Amended and Restated Shareholders' and Registration
                  Rights Agreement dated as of April 16, 1997.
         *4.3     First Amendment to Second Amended and Restated Shareholders'
                  and Registration Rights Agreement dated as of September 20,
                  1999.
         *4.4     Second Amended and Restated Agreement Among Series E, Series
                  F and Series G Second Amended and Restated Preferred
                  Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.
         *4.5     First Amendment to Second Amended and Restated Agreement
                  Among Series E, Series F and Series G Preferred Stockholders
                  and Senior Registration Rights Agreement dated as of
                  September 20, 1999.
         *10.1    AirNet Communications Corporation 1999 Equity Incentive
                  Plan.
         *10.2    OEM and Patent License Option Agreement dated January 27,
                  1995 between Motorola, Inc. and AirNet Communications
                  Corporation.
         *10.3    Employee Noncompete and Post-Termination Benefits Agreement
                  dated October 26, 1999 between AirNet Communications
                  Corporation and R. Lee Hamilton, Jr.
         *16      Letter from Ernst & Young regarding Change in Independent
                  Accountants.
         23.1     Consent of Deloitte & Touche LLP.
         23.2     Consent of Ernst & Young LLP.
         27       Financial Data Schedule, December 31, 1999.

           * Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

b.       Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AIRNET COMMUNICATIONS CORPORATION

Date:  March 29, 2000                  By: /s/ R. Lee Hamilton, Jr.
                                           R. Lee Hamilton, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.


/s/ R. Lee Hamilton, Jr.                             Director, President and Chief Executive Officer
------------------------                                 (Principal Executive Officer)
R. Lee Hamilton, Jr.


/s/ Gerald Y. Hattori                                Vice President of Finance, Chief Financial Officer,
------------------------                                 Treasurer and Secretary (Principal Financial
Gerald Y.  Hattori                                       and Accounting Officer)


/s/ Joel P. Adams                                    Director
------------------------
Joel P. Adams

/s/ James W. Brown                                   Director
------------------------
James W. Brown

                                                     Director
------------------------
Robert M. Chefitz

/s/ Richard G. Coffey                                Director
------------------------
Richard G. Coffey

/s/ Bruce R. DeMaeyer                                Director
------------------------
Bruce R. DeMaeyer

/s/ Milo D. Harrison                                 Director
------------------------
Milo D. Harrison

/s/ G. Michael Kirby                                 Director
------------------------
G. Michael Kirby

/s/ J. Douglass Mullins                              Director
------------------------
J. Douglass Mullins

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
-------           -----------------------
  *3.1            Sixth Amended and Restated Certificate of Incorporation.
  *3.2            Second Amended and Restated Bylaws.
  3.3             Amendment to Second Amended and Restated Bylaws.
  *4.1            Specimen Certificate evidencing shares of Common Stock.
  *4.2            Second Amended and Restated Shareholders' and Registration
                  Rights Agreement dated as of April 16, 1997.
  *4.3            First Amendment to Second Amended and Restated Shareholders'
                  and Registration Rights Agreement dated as of September 20,
                  1999.
  *4.4            Second Amended and Restated Agreement Among Series E, Series
                  F and Series G Second Amended and Restated Preferred
                  Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.
  *4.5            First Amendment to Second Amended and Restated Agreement
                  Among Series E, Series F and Series G Preferred Stockholders
                  and Senior Registration Rights Agreement dated as of
                  September 20, 1999.
  *10.1           AirNet Communications Corporation 1999 Equity Incentive
                  Plan.
  *10.2           OEM and Patent License Option Agreement dated January 27,
                  1995 between Motorola, Inc. and AirNet Communications
                  Corporation.
  *10.3           Employee Noncompete and Post-Termination Benefits Agreement
                  dated October 26, 1999 between AirNet Communications
                  Corporation and R. Lee Hamilton, Jr.
  *16             Letter from Ernst & Young regarding Change in Independent
                  Accountants.
  23.1            Consent of Deloitte & Touche LLP.
  23.2            Consent of Ernst & Young LLP.
  24.1            Power of Attorney (included on signature page).
  27              Financial Data Schedule, December 31, 1999.

*                 Incorporated by reference to Registration Statement No.
                  333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

                        AIRNET COMMUNICATIONS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----

Independent Auditors' Report on the Financial Statements as
of December 31, 1999 and 1998 and for Each of the Two Years
Then Ended................................................................     F-2

Report of Independent Auditors on the Financial Statements
as of December 31, 1997 and for the Year Ended December 31,
1997......................................................................     F-3

Balance Sheets at December 31, 1999 and 1998..............................     F-4

Statements of Operations for the Years Ended
December 31, 1999, 1998 and 1997..........................................     F-6

Statements of Stockholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997..........................................     F-7

Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997..........................................     F-8

Notes to Financial Statements.............................................     F-9

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  AirNet Communications Corporation:

We have audited the accompanying balance sheets of AirNet Communications Corporation (the Company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

[DELOITTE & TOUCHE LLP Signature]

Certified Public Accountants

Orlando, Florida
March 3, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
AirNet Communications Corporation

We have audited the accompanying balance sheet of AirNet Communications Corporation as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirNet Communications Corporation at December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

Ernst & Young LLP
/s/ Ernst & Young LLP
Orlando, Florida
March 6, 1998

AIRNET COMMUNICATIONS CORPORATION

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                     DECEMBER 31,
                                                                          ---------------------------------
ASSETS                                                                        1999                1998
                                                                          -------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 100,422,471        $  7,580,482
  Accounts receivable - net of allowance for doubtful accounts
    of $1,673,823 and $1,655,211 in 1999 and 1998, respectively              10,122,327           2,914,415
  Inventories                                                                15,978,196           7,806,876
  Other                                                                         500,317             332,947
                                                                          -------------        ------------

                                                                            127,023,311          18,634,720
                                                                          -------------        ------------
PROPERTY AND EQUIPMENT:
  Test equipment and other                                                    5,147,604           3,521,955
  Computer equipment                                                          3,478,001           3,145,589
  Software                                                                    2,131,409           1,850,625
  Office equipment, furniture, and fixtures                                     500,236             451,480
  Leasehold improvements                                                        536,908             450,548
                                                                          -------------        ------------

                                                                             11,794,158           9,420,197
  Accumulated depreciation and amortization                                  (7,825,944)         (6,161,388)
                                                                          -------------        ------------

                                                                              3,968,214           3,258,809
                                                                          -------------        ------------
OTHER LONG-TERM ASSETS                                                           21,435              27,367
                                                                          -------------        ------------

                                                                          $ 131,012,960        $ 21,920,896
                                                                          =============        ============


                                                                     (Continued)

AIRNET COMMUNICATIONS CORPORATION

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                                 DECEMBER 31,
                                                                                     ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                       1999                1998
CURRENT LIABILITIES:
  Accounts payable                                                                   $   6,463,495        $  2,174,379
  Accrued expenses                                                                       2,101,192             808,417
  Current portion of capital lease obligations                                             540,252             347,595
  Customer deposits                                                                      5,234,272           1,154,604
  Deferred revenues                                                                      8,209,005           2,898,122
                                                                                     -------------        ------------

           Total current liabilities                                                    22,548,216           7,383,117
                                                                                     -------------        ------------

CAPITAL LEASE OBLIGATIONS                                                                  201,446              74,766
                                                                                     -------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stocks                                                                              --           8,554,402
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 23,233,146 shares issued and outstanding at December 31, 1999;
    19,897,454 shares authorized, 365,678 shares issued and outstanding at
    December 31, 1998;                                                                      23,233                 365
  Additional paid-in capital                                                           211,235,646          90,875,715
  Accumulated deficit                                                                 (101,403,341)        (84,824,026)
  Deferred stock-based compensation                                                     (1,592,240)           (143,443)
                                                                                     -------------        ------------


           Total stockholders' equity                                                  108,263,298          14,463,013
                                                                                     -------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 131,012,960        $ 21,920,896
                                                                                     =============        ============


See notes to financial statements.


                                                                     (Concluded)

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



                                                                   Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1999                1998                1997

NET REVENUES                                       $ 17,756,062        $  4,462,001        $  1,602,994

COST OF REVENUES                                     11,243,918           2,867,076             970,786
                                                   ------------        ------------        ------------

           Gross profit                               6,512,144           1,594,925             632,208
                                                   ------------        ------------        ------------

OPERATING EXPENSES:
  Research and development                           15,752,943          13,134,459          11,748,770
  Sales and marketing                                 4,727,406           2,709,453           1,107,410
  General and administrative                          3,006,206           3,744,787           5,003,890
  Stock-based compensation                              213,965             859,293                  --
                                                   ------------        ------------        ------------

           Total costs and expenses                  23,700,520          20,447,992          17,860,070
                                                   ------------        ------------        ------------

LOSS FROM OPERATIONS                                (17,188,376)        (18,853,067)        (17,227,862)
                                                   ------------        ------------        ------------

OTHER INCOME (EXPENSE):
  Interest income                                       829,117             430,191             229,793
  Interest expense                                     (215,975)           (373,242)           (233,495)
  Other - net                                            (4,081)             19,870              (4,918)
                                                   ------------        ------------        ------------

                                                        609,061              76,819              (8,620)
                                                   ------------        ------------        ------------

NET LOSS                                            (16,579,315)        (18,776,248)        (17,236,482)

PREFERRED DIVIDENDS                                  18,646,390           5,616,152           4,095,453
                                                   ------------        ------------        ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $(35,225,705)       $(24,392,400)       $(21,331,935)
                                                   ============        ============        ============

NET LOSS PER SHARE  ATTRIBUTABLE TO
  COMMON STOCKHOLDERS -
    Basic and diluted                              $     (18.31)       $     (81.88)       $     (96.33)
                                                   ============        ============        ============

WEIGHTED AVERAGE SHARES USED IN CALCULATING
  BASIC AND DILUTED LOSS PER COMMON SHARE             1,923,360             297,895             221,451
                                                   ============        ============        ============


See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------



                                                                 PREFERRED STOCKS                        COMMON STOCK
                                                        ----------------------------------        -------------------------
                                                           SHARES                AMOUNT             SHARES          AMOUNT
BALANCE AT DECEMBER 31, 1996                                20,170,642        $    201,706           211,791       $  2,118
  Issuance of Series D preferred stock                       8,174,049              81,740                --             --
  Issuance of Series E preferred stock                     431,327,408           4,313,274                --             --
  Exercise of common stock options                                  --                  --            48,608            197
  Change of par value to $.001 per share                            --                  --                --         (2,055)
  Issuance of warrants in connection with
    Harris note                                                     --                  --                --             --
  Net loss                                                          --                  --                --             --
                                                        --------------        ------------        ----------       --------

BALANCE AT DECEMBER 31, 1997                               459,672,099           4,596,720           260,399            260
  Conversion of note to Series E preferred stock           112,296,970           1,122,970                --             --
  Issuance of Series F preferred stock                     283,471,155           2,834,712                --             --
  Stock-based compensation                                          --                  --                --             --
  Exercise of common stock options                                  --                  --           105,279            105
  Amortization of deferred stock-based
    compensation                                                    --                  --                --             --
  Net loss                                                          --                  --                --             --
                                                        --------------        ------------        ----------       --------

BALANCE AT DECEMBER 31, 1998                               855,440,224           8,554,402           365,678            365
  Issuance of warrants in connection with
    Bridge Notes                                                    --                  --                --             --
  Conversion of notes to Series G preferred stock           49,892,191             498,922                --             --
  Issuance of Series G preferred stock                     180,877,040           1,808,770                --             --
  Stock-based compensation                                          --                  --                --             --
  Exercise of common stock options                                  --                  --           212,777            213
  Amortization of deferred stock-based
    compensation                                                    --                  --                --             --
  Conversion of preferred stocks to common stock        (1,086,209,455)        (10,862,094)       16,256,089         16,256
  Public offering, net of offering costs                            --                  --         6,325,000          6,325
  Exercise of warrants                                              --                  --            73,602             74
  Net loss                                                          --                  --                --             --
                                                        --------------        ------------        ----------       --------

BALANCE AT DECEMBER 31, 1999                                        --        $         --        23,233,146       $ 23,233
                                                        ==============        ============        ==========       ========

                                                       ADDITIONAL        DEFERRED
                                                        PAID-IN          STOCK-BASED         ACCUMULATED
                                                         CAPITAL         COMPENSATION          DEFICIT               TOTAL
BALANCE AT DECEMBER 31, 1996                          $ 55,291,634       $        --        $ (48,811,296)       $   6,684,162
  Issuance of Series D preferred stock                   8,294,302                --                   --            8,376,042
  Issuance of Series E preferred stock                  10,703,294                --                   --           15,016,568
  Exercise of common stock options                          30,412                --                   --               30,609
  Change of par value to $.001 per share                     2,055                --                   --                   --
  Issuance of warrants in connection with
    Harris note                                            112,297                --                   --              112,297
  Net loss                                                      --                --          (17,236,482)         (17,236,482)
                                                      ------------       -----------        -------------        -------------

BALANCE AT DECEMBER 31, 1997                            74,433,994                --          (66,047,778)          12,983,196
  Conversion of note to Series E preferred stock         2,842,717                --                   --            3,965,687
  Issuance of Series F preferred stock                  12,567,498                --                   --           15,402,210
  Stock-based compensation                               1,002,736        (1,002,736)                  --                   --
  Exercise of common stock options                          28,770                --                   --               28,875
  Amortization of deferred stock-based
    compensation                                                --           859,293                   --              859,293
  Net loss                                                      --                --          (18,776,248)         (18,776,248)
                                                      ------------       -----------        -------------        -------------

BALANCE AT DECEMBER 31, 1998                            90,875,715          (143,443)         (84,824,026)          14,463,013
  Issuance of warrants in connection with
    Bridge Notes                                         1,032,180                --                   --            1,032,180
  Conversion of notes to Series G preferred stock        5,987,063                --                   --            6,485,985
  Issuance of Series G preferred stock                  19,972,453                --                   --           21,781,223
  Stock-based compensation                               1,662,762        (1,662,762)                  --                   --
  Exercise of common stock options                         187,501                --                   --              187,714
  Amortization of deferred stock-based
    compensation                                                --           213,965                   --              213,965
  Conversion of preferred stocks to common stock        10,845,838                --                   --                   --
  Public offering, net of offering costs                80,402,089                --                   --           80,408,414
  Exercise of warrants                                     270,045                --                   --              270,119
  Net loss                                                      --                --          (16,579,315)         (16,579,315)
                                                      ------------       -----------        -------------        -------------

BALANCE AT DECEMBER 31, 1999                          $211,235,646       $(1,592,240)       $(101,403,341)       $ 108,263,298
                                                      ============       ===========        =============        =============


See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


                                                                                            YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------------------
                                                                               1999                1998                1997

OPERATING ACTIVITIES:
  Net loss                                                                $ (16,579,315)       $(18,776,248)       $(17,236,482)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization on assets                                 1,697,915           1,914,075           1,963,480
      Amortization of deferred stock-based compensation                         213,965             859,293                  --
      Provision for losses on accounts receivable                                 8,612           1,665,211                  --
      Write down for inventory obsolescence                                      89,085             187,802             569,414
      Changes in operating assets and liabilities:
        Accounts receivable                                                  (7,216,524)         (2,201,993)         (1,386,742)
        Inventories                                                          (8,260,405)         (5,458,881)         (1,650,453)
        Other current assets                                                   (167,370)           (101,324)            (41,088)
        Other long-term assets                                                  (17,168)            128,234            (712,085)
        Accounts payable                                                      4,289,116             862,708            (598,641)
        Accrued expenses                                                      1,440,565             362,701            (116,789)
        Customer deposits                                                     4,079,668           1,154,604                  --
        Deferred revenues                                                     5,310,883           1,612,389           1,285,733
                                                                          -------------        ------------        ------------

           Net cash used in operating activities                            (15,110,973)        (17,791,429)        (17,923,653)
                                                                          -------------        ------------        ------------

INVESTING ACTIVITIES  - Cash paid for property and equipment                 (1,471,925)           (855,175)         (1,324,427)
                                                                          -------------        ------------        ------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of notes payable                                 6,338,187                  --           3,909,539
  Net proceeds from issuance of preferred and common stocks                 103,679,650          15,431,085          23,535,516
  Principal payments on capital lease obligations                              (592,950)           (551,795)           (427,009)
                                                                          -------------        ------------        ------------

           Net cash provided by financing activities                        109,424,887          14,879,290          27,018,046
                                                                          -------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH                                              92,841,989          (3,767,314)          7,769,966

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              7,580,482          11,347,796           3,577,830
                                                                          -------------        ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 100,422,471        $  7,580,482        $ 11,347,796
                                                                          =============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $     150,357        $    373,242        $    233,495
                                                                          =============        ============        ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Property and equipment acquired under capital lease obligations       $     912,295        $    368,002        $         --
                                                                          =============        ============        ============

    Preferred stock issued in exchange for conversion of notes
    and interest due                                                      $   6,485,985        $  3,965,687        $         --
                                                                          =============        ============        ============

    Preferred stocks exchanged for common stock                           $  10,862,094        $         --        $         --
                                                                          =============        ============        ============

    Issuance of warrants in connection with convertible notes             $   1,032,180        $         --        $    112,297
                                                                          =============        ============        ============


See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS - AirNet Communications Corporation (the Company or AirNet) is engaged in the design, development, manufacture, and installation of broadband, software-defined base stations, base station controllers, and related wireless infrastructure components for wireless telecommunications in the Global Systems for Mobile Communications (GSM) market. This product and service line represents the Company's one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company was founded in 1994 and is incorporated in the state of Delaware.

    STOCK SPLIT - In October 1999, the Board of Directors approved a reverse stock split of common stock of 1 share for 66.38 shares. All common stock and per share information has been retroactively restated to reflect this reverse split for all periods presented.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    VULNERABILITY DUE TO CERTAIN CONCENTRATIONS AND OTHER RISKS - The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable; hence, the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are billed as contractual milestones are met, including deposits of up to 50% of the contracted amount at the inception of the contract. However, collection of the entire amounts due under the Company's contracts to date have lagged behind shipment of products due to the substantial time period between shipment and the fulfillment of post-shipment contractual obligations. As of December 31, 1999, 1998 and 1997, the total due from two customers represented 70%, 97%, and 100%, respectively, of accounts receivable, with one customer representing 45%, 58%, and 56%, respectively, of accounts receivable.

    The Company's customers are comprised primarily of cellular service providers. To date, all of the Company's sales have been to customers in the United States, wherein communications are subject to the regulations imposed by the U.S. Federal Communications Commission.

    The Company's future results of operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks.

    LONG-LIVED ASSETS - The Company periodically reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest) attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is required to be recognized. The amount of the loss is measured by the difference between the asset carrying value and its fair value less costs to sell. No impairment losses were recorded in 1999, 1998, or 1997.

    COMPREHENSIVE INCOME - Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. There were no changes in equity during the years presented herein exclusive of investments by owners and losses from operations. As such, the comprehensive loss for all periods presented is equal to the amount shown on the statement of operations as net loss.

    STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) requires disclosures of stock-based compensation arrangements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its employee stock-based compensation awards. (See Note 6 for the effect on net loss if the Company had applied the fair value method as prescribed by Statement 123.)

    FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet under cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the immediate or short-term maturity of these financial instruments.

    Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgement and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

    CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's policy is to invest excess funds with only well-capitalized financial institutions.

    INVENTORIES - Inventories are valued at the lower of cost (determined by the first-in, first-out basis) or market. Inventories are reviewed periodically and items considered to be slow moving or obsolete are written down to their estimated net realizable value. Finished goods delivered to customers are recorded in inventories until the related revenue is recognized.

    PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which ranges from two to five years. Assets held under capital leases and leasehold improvements are amortized over the life of the related leases and the amounts are included in depreciation.

    REVENUE RECOGNITION - Revenue from product sales is recognized after delivery and resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract, which include completion of installation and customer acceptance of product technical performance. Given the Company's limited operating history, such uncertainties have been considered resolved to date when the customer has either placed the products in service or completed specified testing procedures. Resolution of such uncertainties is partly dependent on factors outside of the Company's control. Revenues on products shipped, which have not met the foregoing conditions, are deferred until such time that the conditions are satisfied. Historically, the time period over which satisfaction of such conditions has occurred has varied widely and has been substantial. Sales of the Company's products are not subject to right of return. Sales of services are recognized at the time of performance.

    WARRANTY AND CUSTOMER SUPPORT - The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of revenue recognition. A provision for estimated future warranty and customer support is recorded when revenue is recognized. To date, warranty and customer support costs have not been material.

    RESEARCH AND DEVELOPMENT EXPENSES - Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. These expenses include continued product development and engineering support costs for test development and technical services.

    INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change in the rate is enacted.

    LOSS PER SHARE - Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Net loss attributable to common stockholders is computed by adding dividends accrued but unpaid on cumulative preferred stocks to the net loss reported. Diluted net loss per share equals basic net loss per share for all periods reported since potential common shares are anti-dilutive. A reconciliation of the components used in computing basic and diluted net loss per share follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                       1999                1998                1997

Net loss                                           $ 16,579,315        $ 18,776,248        $ 17,236,482
                                                   ------------        ------------        ------------
Plus preferred dividends:
  Series A                                              660,675             709,254             709,254
  Series B                                              881,749             946,584             946,584
  Series C                                            1,676,712           1,800,000           1,800,000
  Series D                                              502,536             539,487             404,615
  Series E                                            1,441,511           1,307,505             235,000
  Series F                                            1,167,446             313,322                  --
  Series G                                              600,000                  --                  --
  Series G preferred deemed dividend                 11,715,761                  --                  --
                                                   ------------        ------------        ------------

                                                     18,646,390           5,616,152           4,095,453
                                                   ------------        ------------        ------------

Net loss attributable to common stockholders       $ 35,225,705        $ 24,392,400        $ 21,331,935
                                                   ============        ============        ============

Weighted average common shares outstanding            1,923,360             297,895             221,451
                                                   ============        ============        ============

Net loss per share attributable to common
  stockholders, basic and diluted                  $     (18.31)       $     (81.88)       $     (96.33)
                                                   ============        ============        ============


    For the above-mentioned periods, the Company had securities outstanding that may have diluted earnings per share but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. The potential number of common shares into which these outstanding securities were convertible are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     1999            1998            1997

Convertible preferred stock                       12,727,284       8,601,029       6,817,442
Outstanding options                                1,098,446         273,599         106,218
Warrants                                             448,664         169,173          50,984
                                                  ----------       ---------       ---------

Total                                             14,274,394       9,043,801       6,974,644
                                                  ==========       =========       =========

Weighted average exercise price of options        $     3.08       $    1.33       $    0.66
                                                  ==========       =========       =========

Weighted average exercise price of warrants       $     3.18       $    2.36       $    2.36
                                                  ==========       =========       =========

     RECLASSIFICATIONS - Certain amounts in the 1998 and 1997, financial statements have been reclassified to conform to the 1999 presentation.

2.  INVENTORIES

    Inventories consist of the following:

                                                    DECEMBER 31,
                                            ----------------------------
                                               1999             1998

Raw materials                               $ 6,929,348       $4,589,729
Work in process                               2,659,758          987,515
Finished goods delivered to customers         6,389,090        2,229,632
                                            -----------       ----------

                                            $15,978,196       $7,806,876
                                            ===========       ==========



3.  CONVERTIBLE NOTE AND WARRANT

    On September 12, 1997, the Company entered into a Convertible Note and Warrant purchase agreement with Harris Corporation (Harris), pursuant to which Harris purchased a secured convertible promissory note and a warrant for $4,000,000. The Harris note was secured by all assets of the Company and bore interest at an annual rate of 8%. The Harris note was convertible into 112,296,970 shares of the Company's Series E voting cumulative preferred stock, and the Harris warrant was exercisable for the purchase of an additional 11,229,697 shares of Series E voting cumulative preferred stock at a warrant exercise price of $0.0356 per share. The warrant expires on September 12, 2002. The fair value of the Harris warrant was calculated at $112,297 at the date of grant using the minimum valuation model. This fair value was accounted for as a discount on the note, and was being amortized over the life of the note.

    Harris exercised its right of conversion of the note in September 1998 and received 112,296,970 shares of the Company's Series E voting convertible preferred stock and the note was canceled. The warrant remained outstanding at December 31, 1999, and due to the automatic conversion feature of the Series E voting cumulative preferred stock, is now convertible into 169,173 shares of common stock at an exercise price of $2.36 per share.

4.  BRIDGE FINANCING

    Through a private placement in June and July 1999, the Company issued $6,338,187 of securities comprised of convertible promissory notes (Bridge Notes) with attached warrants (the Bridge Warrants). The investors in these securities were also preferred stockholders. The Bridge Notes, which were to mature on December 11, 2000, bore interest at a rate of prime plus 2% and were payable upon maturity. The Bridge Notes were collateralized by a security interest in all assets of the Company, subordinated to a first lien for any debt incurred to finance receivables and inventory. The Bridge Notes were automatically convertible in the event that the Company closed on a private financing of at least $10 million or closed on an initial public offering of the Company's common stock. As of September 16, 1999, the carrying value and accrued interest on the Bridge Notes was converted into Series G senior voting convertible preferred stock.

    The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 490,663 shares of common stock at $3.67 per share were issued. The Bridge Warrants expire on June 11, 2009. The fair value of the Bridge Warrants was calculated at $1,032,180 and was accounted for as a discount on the Bridge Notes. The fair value was determined using the Black-Scholes model based upon the following assumptions:

Volatility                                                               40.7%
Expected life                                                        10 years
Fair value of stock                                                    $ 3.67
Dividend rate                                                               0%
Risk-free interest rate                                                  6.11%


5.  PREFERRED STOCKS

    The Company had the following preferred stocks outstanding as of December 31, 1998 and until completion of the Company's initial public offering (see below):

Series A voting convertible cumulative preferred stock, $.01 par value,
  12,000,000 shares authorized, 11,940,301 shares
  issued and outstanding                                                     $  119,403
Series B voting convertible cumulative preferred stock,
  $.01 par value, 3,300,000 shares authorized, 3,230,341 shares
  issued and outstanding                                                         32,303
Series C voting convertible cumulative preferred stock,
  $.01 par value, 5,000,000 shares authorized, issued, and outstanding           50,000
Series D voting convertible cumulative preferred stock,
  $.01 par value, 13,727,364 shares authorized, 8,174,049 shares
  issued and outstanding                                                         81,740
Series E voting convertible cumulative preferred stock,
  $.01 par value, 568,855,000 shares authorized, 543,624,378 shares
  issued and outstanding                                                       5,436,244
Series F voting convertible cumulative preferred stock,
  $.01 par value, 361,891,142 shares authorized, 283,471,155 shares
  issued and outstanding                                                       2,834,712
                                                                             -----------

                                                                             $ 8,554,402
                                                                             ===========


    In September 1999, the Company issued 230,769,231 shares at $0.13 per share of its Series G senior voting convertible preferred stock, par value $0.01 per share. Of this total, 49,892,191 shares were converted (see Note 4) by the holders of the Bridge Notes, including accrued interest, and the cash proceeds from the offering, exclusive of the Bridge Notes conversion, were approximately $21,781,000.

    DIVIDENDS - The preferred stockholders were entitled to receive, when declared, cumulative cash dividends at the following rates per share per year:

Series A                                                             $ 0.059
Series B                                                             $ 0.293
Series C                                                             $ 0.360
Series D                                                             $ 0.066
Series E                                                             $ 0.003
Series F                                                             $ 0.004
Series G                                                             $ 0.010


    All unpaid cash dividends were cancelled when the Company closed on its initial public offering in December 1999.

    CONVERSION - Preferred stocks were converted into the following number of common shares as a result of the Company's initial public offering in December 1999:

                                                                   SHARES
Series A                                                              44,745
Series B                                                              59,121
Series C                                                              92,584
Series D                                                             123,140
Series E                                                           8,189,581
Series F                                                           4,270,430
Series G                                                           3,476,488
                                                                  ----------
Total                                                             16,256,089
                                                                  ==========

    The total carrying value of the preferred stocks at the date of conversion was $10,862,094.

6.  STOCK-BASED COMPENSATION PLANS

    Officers and employees of the Company are awarded options periodically for the purchase of common stock of the Company under the Company's 1994 Stock Option Plan, as amended. The options, which expire five to ten years from the date of grant, are exercisable equally over a vesting period up to four years.

    Effective April 1998, under the Company's 1996 Independent Director Stock Option Plan, as amended, each independent director of the Company is eligible to receive a grant of options. During 1998, 10,696 shares were issued under this plan at exercise prices ranging from $1.33 to $2.39 per share.

    Effective September 1, 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan), which amended and restated the 1994 Stock Option and the 1996 Independent Director Stock Option Plan. The 1999 Plan provides for the issuance of a maximum of 3,206,841 shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, directors, and independent contractors. In the event of a change in control, as defined, two years of pending vesting, as to all stock options issued and outstanding, will be accelerated for all option holders.

    The following table summarizes option activity for the years ended December 31, 1999, 1998, and 1997:

                                                               EXERCISE           WEIGHTED
                                                                PRICE              AVERAGE
                                        SHARES                  RANGE           EXERCISE PRICE

Outstanding at December 31, 1996           39,617        $ 0.664      $66.380       $19.210

  Granted                                 665,875          0.066        3.319         0.660
  Terminated                              (19,579)         0.066       66.380         3.980
  Exercised                               (48,608)         0.066        3.983         0.660
                                       ----------        -------      -------       -------

Outstanding at December 31, 1997          637,305          0.066        3.319         0.660

  Granted                               1,004,500          1.328        3.319         1.990
  Terminated                             (168,536)         0.664       66.380         1.330
  Exercised                              (105,275)         0.066        3.319         2.660
                                       ----------        -------      -------       -------

Outstanding at December 31, 1998        1,367,994          0.066        3.319         1.330

  Granted                               1,314,498          2.390       11.000         4.902
  Terminated                             (437,988)         0.066       11.000         1.215
  Exercised                              (214,942)         0.066        8.629         0.882
                                       ----------        -------      -------       -------

Outstanding at December 31, 1999        2,029,562        $ 0.066      $11.000       $ 3.549
                                       ==========        =======      =======       =======


    For options outstanding and exercisable at December 31, 1999, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:



                                    OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                    -------------------      -------------------
                                               WEIGHTED                 WEIGHTED
                                               AVERAGE                  AVERAGE
                                    REMAINING  EXERCISE                 EXERCISE
      PRICE RANGE      NUMBER         LIFE       PRICE        NUMBER     PRICE

   $ 0.66 - $ 1.33      600,211     2.0 years   $ 0.95        437,873   $ 0.96
     2.39 -   3.32    1,013,120     8.8 years     2.42         49,612     2.89
     8.63 -  11.00      416,231     9.6 years    10.03          4,396     8.63



    The outstanding options expire at various dates through December 2009. At December 31, 1999, a total of 491,881 shares were exercisable, with a weighted average exercise price of $1.22 per share. The weighted average remaining contractual life of options at December 31, 1999 with exercise prices ranging from $0.066 to $11.00 is 6.9 years. The weighted average fair value of the options issued for the years ended December 31, 1999 and 1998 was $5.06 and $3.29, respectively.

    The weighted average exercise prices and fair values of options whose exercise price equals, or is less than, the market price on the grant date are as follows for the years ended December 31:


                                              1999               1998
                                         -----------------    ----------------
                                         EXERCISE    FAIR     EXERCISE  FAIR
OPTIONS ISSUED:                           PRICE      VALUE      PRICE    VALUE

Equal market price                        $   --     $  --    $ 2.36    $ 2.36
Less than market price                      4.90      5.06      2.08      3.28


    All 1997 options were issued at estimated fair value.

    At December 31, 1999, a total of 1,516,214 shares of the Company's common stock were available for future grants of stock warrants and options.

    Total compensation expense for options issued at an exercise price below fair value at the date of grant was $213,965 and $859,293 for the years ended December 31, 1999 and 1998, respectively. Stock-based compensation expense is recognized on a straight-line method over the vesting period of the options.

    Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the following assumptions:

                                                                       YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                               1999              1998             1997

Risk-free interest rate                                        6.07 %            5.15 %             6.0 %
Expected life                                                 4 years           4 years           4 years
Dividend yield                                                  0.0 %             0.0 %             0.0 %
Volatility                                                     79.8 %            40.7 %             0.0 %



    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effect of applying Statement 123's fair value method to the Company's stock options granted in 1999 and 1998 results in the following pro forma amounts:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                         1999                 1998

Net loss attributable to common shareholders       $  (36,148,798)      $  (24,904,109)

Net loss per share attributable to common
  shareholders - basic and diluted                 $       (18.79)      $       (83.60)



    The effect of applying Statement 123's fair value method to the Company's stock options granted in 1997 results in a net loss that was not materially different from the amount presented.

7.  EMPLOYEE RETIREMENT PLAN

    The Company sponsors a retirement plan for all employees through a salary deduction 401(k) savings plan. Employees are permitted to contribute to the plan up to 15% of eligible wages, not to exceed the maximum amount allowable by law. The Company did not match employee contributions in 1999, 1998, or 1997. Commencing on January 1, 2000, the Company will provide a matching contribution of $0.50 for each $1.00 contributed by the employee, up to 3% of the employee's annual base salary. The Company's contribution will vest ratably over a four-year period.

8.  INCOME TAXES

    At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $88,945,000 expiring at various dates through 2019. In addition, the Company has available approximately $1,374,000 of research and development tax credit carryforwards, expiring at various dates through 2019, which may be used to offset future regular tax liabilities. The benefit of these carryforwards has been fully offset by a valuation allowance. U.S. tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in ownership. The Company has not completed the complex analysis required by the Internal Revenue Code to determine if an ownership change has occurred. If such a change were deemed to have occurred, the limitation could reduce or eliminate the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

    A reconciliation of statutory income tax rate to the Company's effective tax rate is as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    1999          %          1998         %        1997         %

Tax benefit at federal income tax rate           $(5,636,967)   (34.0)   $(6,383,894)   (34.0)  $(5,860,404)  (34.0)
State income taxes, net of federal benefit          (568,980)    (3.6)      (649,239)    (3.5)     (630,212)   (4.0)
Research and development credits                    (397,393)    (2.4)      (397,393)    (2.1)     (282,236)   (2.0)
Other                                                101,548      0.6        303,190      1.6        10,904    --
Valuation allowance                                6,501,792     39.4      7,127,336     38.0     6,761,948    40.0
                                                 -----------     ----    -----------     ----   -----------    ----

Effective tax rate                               $        --       --    $        --       --   $        --      --
                                                 ===========     ====    ===========     ====   ===========    ====

    Significant components of the net deferred tax balances are as follows:

                                                 DECEMBER 31,
                                          ------------------------------
                                             1999               1998
CURRENT

Deferred tax assets:
  Inventories                             $ 2,916,203        $ 3,185,285
  Bad debts                                   570,132            566,332
  Other                                       220,245            121,231
                                          -----------        -----------

Total deferred tax assets                   3,706,580          3,872,848
Deferred tax liabilities - accruals           (42,126)           (25,063)
                                          -----------        -----------

Net deferred tax assets                     3,664,454          3,847,785
Valuation allowance                        (3,664,454)        (3,847,785)
                                          -----------        -----------

                                          $        --        $        --
                                          ===========        ===========

NONCURRENT

Deferred tax assets:
  Net operating loss carryforwards        $ 33,470,046        $ 26,908,081
  Research and development credits           1,373,513             976,120
  Organizational costs                         195,177             455,413
  Fixed assets                                  92,149             105,071
  Other                                         28,362              29,418
                                          ------------        ------------

                                            35,159,247          28,474,103
Deferred tax liabilities - accruals               (883)               (862)
                                          ------------        ------------

Net deferred tax assets                     35,158,364          28,473,241
Valuation allowance                        (35,158,364)        (28,473,241)
                                          ------------        ------------

                                          $        --         $        --
                                          ===========         ============


    No amounts were paid for income taxes during any of the periods presented.

9.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES - The Company leases its primary manufacturing and office facilities under long-term noncancelable operating leases. The Company also has operating leases for certain other furniture, equipment and computers. Future minimum lease payments for long-term noncancelable operating leases for year ended December 31 are as follows:

2000                                             $   620,037
2001                                                 641,157
                                                 -----------
                                                 $ 1,261,194
                                                 ===========



    Rental expense charged to operations was $1,013,719, $1,127,798 and $1,411,896 for the years ended December 31, 1999, 1998 and 1997, respectively.

    CAPITAL LEASE OBLIGATIONS - The Company also leases certain computer and test equipment under capital lease agreements. Summary information is as follows:

                                       DECEMBER 31,
                               ------------------------------
                                   1999               1998

Cost                           $ 2,746,014        $ 1,819,065
Accumulated depreciation        (1,671,371)        (1,063,810)
                               -----------        -----------
                               $ 1,074,643        $   755,255
                               ===========        ===========


    A schedule of future minimum lease payments under capital leases for the Company and the related present value of the net minimum lease payments as of December 31, 1999 follows:

2000                                                   $ 589,043
2001                                                     205,843
2002                                                       4,035
                                                       ---------
Total minimum lease payments                             798,921
Less amount representing interest                        (57,223)
                                                       ---------
Present value of lease payments                          741,698
Less capital lease obligations - current portion        (540,252)
                                                       ---------
                                                              --
Capital lease obligations, less current portion        $ 201,446
                                                       =========


    AGREEMENTS - Simultaneously with its equity investment in January 1995, Motorola, Inc. (Motorola) entered into an agreement with the Company whereby Motorola was granted the right to obtain non-exclusive, royalty-free licenses under any two of AirNet's patents of Motorola's choice. In return, the Company and Motorola have agreed not to enjoin the other and to negotiate license agreements in good faith with respect to possible patent infringement. In the event of a merger, consolidation or sale of AirNet, the Company has the option to require Motorola to either exercise its right to obtain such licenses or to cancel such right in exchange for a payment by AirNet of $1 million per patent.

    LITIGATION - In January 1997, the Company filed a complaint seeking $4,400,000 in damages against a vendor alleging breach of contract and nonperformance in connection with the delivery of certain high-power amplifier units used in the Company's base stations. The defendant vendor has filed an answer alleging certain affirmative defenses and a counterclaim against the Company in the amount of approximately $463,000. The defendant's motion for summary judgment was denied in February 1999. Discovery has been completed and the matter has been noticed for trial.

    The Company is also involved from time to time in various claims and litigation matters arising in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's results of operations or financial condition.

10. MAJOR CUSTOMERS

    Revenue generated from major customers representing more than 10% of net revenues during the years ended December 31, 1999, 1998, and 1997 is summarized below:

                              YEARS ENDED DECEMBER 31,
                 --------------------------------------------
                    1999             1998             1997

Customer A       $5,748,927       $1,872,126       $       --
Customer B       $3,954,904       $       --       $       --
Customer C       $4,251,891       $       --       $       --
Customer D       $1,969,803       $       --       $       --
Customer E       $       --       $1,496,894       $  372,504
Customer F       $       --       $  894,949       $       --
Customer G       $       --       $       --       $1,230,490

                                     ******
                                      F-19