Form 10-Q
period 2000-03-31
AIRNET COMMUNICATIONS CORP
filed 2000-05-15
CIK 944163

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                       COMMISSION FILE NUMBER: 000-28217

                       AIRNET COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      59-3218138
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

                          100 RIALTO PLACE, SUITE 300,
                            MELBOURNE, FLORIDA 32901
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (321) 953-6600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                               OUTSTANDING AT MAY 10, 2000
                    -----                               ---------------------------
        Common stock, par value $.001                           24,748,435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AIRNET COMMUNICATIONS CORPORATION

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION:
Item 1.    Financial Statements
           Condensed Balance Sheets....................................     3
           Condensed Statements of Operations..........................     4
           Condensed Statements of Cash Flows..........................     5
           Notes to Condensed Financial Statements.....................     6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     7

PART II.   OTHER INFORMATION:
Item 2.    Changes in Securities and Use of Proceeds...................    10
Item 5.    Other Information...........................................    10
Item 6.    Exhibits and Reports on Form 8-K............................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       AIRNET COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                UNAUDITED           AUDITED
                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
Assets
  Cash and cash equivalents.................................     $ 86,106          $100,423
  Accounts receivable, net..................................       16,360            10,122
  Inventories...............................................       20,128            15,978
  Other.....................................................          644               500
                                                                 --------          --------
     Total current assets...................................     $123,238          $127,023
                                                                 ========          ========
  Property and equipment, net...............................        4,583             3,968
  Other long-term assets....................................           22                22
                                                                 --------          --------
     Total assets...........................................     $127,843          $131,013
                                                                 ========          ========
Liabilities and Stockholders' Equity
  Accounts payable..........................................     $  6,399          $  6,464
  Accrued expenses..........................................        2,597             2,101
  Current portion of capital lease obligations..............          364               540
  Customer deposits.........................................        4,027             5,234
  Deferred revenues.........................................       11,625             8,209
                                                                 --------          --------
     Total current liabilities..............................       25,012            22,548
  Capital lease obligations.................................          300               202
  Stockholders' equity......................................      102,531           108,263
                                                                 --------          --------
     Total liabilities and stockholders' equity.............     $127,843          $131,013
                                                                 ========          ========

See Notes to Condensed Financial Statements.

                       AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         UNAUDITED
                                                                     THREE MONTHS END
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Net revenues................................................       $ 7,065        $ 2,158
Cost of revenues............................................         4,628          1,457
                                                                   -------        -------
Gross profit................................................         2,437            701
Operating expenses
  Research and development..................................         6,078          3,735
  Sales and marketing.......................................         2,475            891
  General and administrative................................         1,125            561
  Stock-based compensation..................................           109             46
                                                                   -------        -------
     Total costs and expenses...............................         9,787          5,233
                                                                   -------        -------
Loss from operations........................................        (7,350)        (4,532)
Other income, net...........................................         1,345             74
                                                                   -------        -------
Net loss....................................................       $(6,005)       $(4,458)
                                                                   -------        -------
Preferred dividends(1)......................................            --          1,694
                                                                   -------        -------
Net loss attributable to common stockholders................       $(6,005)       $(6,152)
                                                                   =======        =======
Net loss per share attributable in common
  stockholders -- basic and diluted.........................       $ (0.26)       $(16.66)
Weighted average shares used in calculating basic and
  diluted loss per common share.............................    23,262,720        369,309

---------------
(1) All accumulated dividends were cancelled when the Company closed on its initial public offering in December 1999. This is a non-cash item.

See Notes to Condensed Financial Statements.

                       AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         UNAUDITED
                                                                FOR THE THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Operating activities
  Net loss..................................................     $ (6,005)        $(4,457)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................          429             477
     Stock-based compensation...............................          109              46
     Provision for losses on accounts receivable............          200              --
  Changes in operating assets and liabilities:
     Accounts receivable....................................       (6,438)           (789)
     Inventories............................................       (4,150)           (220)
     Other assets...........................................         (144)            136
     Accounts payable.......................................          (65)            134
     Accrued expenses.......................................          496            (366)
     Customer deposits......................................       (1,207)             51
     Deferred revenues......................................        3,416             317
                                                                 --------         -------
       Net cash used in operating activities................     $(13,359)        $(4,671)
                                                                 ========         =======
Investing activities
  Purchases of property and equipment.......................         (897)           (126)
                                                                 --------         -------
       Net cash used in investing activities................     $   (897)        $  (126)
                                                                 ========         =======
Financing activities
  Principal payments on capital lease obligations...........         (225)           (214)
  Proceeds from issuance of common stock....................          164               2
                                                                 --------         -------
       Net cash used in financing activities................     $    (61)        $  (212)
                                                                 ========         =======
Decrease in cash and cash equivalents.......................      (14,317)         (5,009)
Cash and cash equivalents at beginning of period............      100,423           7,580
                                                                 --------         -------
Cash and cash equivalents at end of period..................     $ 86,106         $ 2,571
                                                                 ========         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................     $     23         $    13
                                                                 ========         =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Property and equipment acquired under capital lease
     obligations............................................     $    147         $   518
                                                                 ========         =======

See Notes to Condensed Financial Statements.

                       AIRNET COMMUNICATIONS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.) BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with generally accepted accounting principles as adopted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

     These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Form 10-K filing on March 29, 2000 and the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 6, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results for the entire year ended December 31, 2000.

2.) INVENTORIES

     Inventories consist of the following (in thousands):

                                                 MARCH 31, 2000   DECEMBER 31, 1999
                                                 --------------   -----------------
Raw materials..................................     $ 9,947            $ 6,929
Work in process................................     $ 1,192            $ 2,660
Finish goods delivered to customers............     $ 8,989            $ 6,389
                                                    -------            -------
                                                    $20,128            $15,978

3.) BASIC AND DILUTED NET LOSS PER SHARE

     Basic and diluted net loss per share is calculated in accordance with Statements of Financial Accounting Standards No. 128, "Earnings Per Share." The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

     The computation of loss per share is as follows (in thousands, except per share data):

                                                   MARCH 31, 2000   MARCH 31, 1999
                                                   --------------   --------------
Net loss attributable to common stockholders.....   $    (6,005)       $ (6,152)
Weighted average shares outstanding..............    23,262,720         369,309
                                                    -----------        --------
Basic and diluted loss per share.................   $     (0.26)       $ (16.66)

4.) CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's policy is to invest excess funds with only well-capitalized financial institutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, please refer to the Company's Form 10-K for the year ended December 31, 1999.

FINANCIAL CONDITION

     This discussion should be read in conjunction with the Notes to Condensed Financial Statements contained in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's 1999 Form 10-K. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

  Overview

     The Company provides base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global Standard for Mobile Communications, system of mobile voice and data transmission. The Company markets its products to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. The Company's products include the AdaptaCell, a software-defined base station, meaning it uses software to control the way it encodes and decodes wireless signals, and the AirSite, a backhaul free base station, meaning it carries voice and data signals back to the wireline network without using a physical communications link.

     From its inception in January 1994 through May 1997, the Company's operations consisted principally of start-up activity associated with the design, development, and marketing of its products. As a result, the Company did not generate significant revenues until 1998 and generated $26.3 million in net revenues in 1999 and $7.1 million for the three months ended March 31, 2000. The Company has incurred substantial losses since commencing operations, and as of March 31, 2000 had an accumulated deficit of $107.4 million. The Company has not achieved profitability on a quarterly or annual basis. Because the Company will need to continue to focus heavily on developing its technology and products, organizing its sales and distribution systems and assembling the personnel necessary to support its anticipated growth in the near future, the Company expects to continue to incur net losses for at least the next several quarters. The Company will need to generate significantly higher revenues in order to support expected increases in research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

     The Company's revenues are derived from sales of a single product line based on the GSM system. The Company generates a substantial portion of its revenues from a limited number of customers, with two customers accounting for 96% of net revenues during the three months ended March 31, 2000. Most of the Company's existing and potential customers are start-up operators that have not yet commenced the buildout of their networks, obtained necessary financing or acquired a high degree of familiarity with the Company's products.

  Results of Operations

     The following table sets forth for the periods indicated the results of operations expressed as a percentage of revenues:

                                                              UNAUDITED
                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 31, 2000   MARCH 31, 1999
                                                   --------------   --------------
Net revenues.....................................       100.0%           100.0%
Cost of revenues.................................        65.5%            67.5%
Gross profit.....................................        34.5%            32.5%
Operating expenses
  Research and development.......................        86.0%           173.1%
  Sales and marketing............................        35.0%            41.3%
  General and administrative.....................        15.9%            26.0%
  Stock based compensation.......................         1.5%             2.1%
     Total operating expenses....................       138.4%           242.5%
Loss from operations.............................      -104.1%          -210.0%
Other income, net................................        19.1%             3.4%
Net loss.........................................       -85.0%          -206.6%

  Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

     Net revenues: Net revenues increased $4.9 million or 227% from $2.2 million for the three months ended March 31, 1999 to $7.1 million for the three months ended March 31, 2000. This increase is the result of higher shipments, customer deployments and installations to new and existing customers as they expand their commercial service networks.

     Gross profits: Gross profits increased $1.7 million or 248% from $0.7 million for the three months ended March 31, 1999 to $2.4 million for the three months ended March 31, 2000. The gross profit margin was 32% for the three months ended March 31, 1999 and 34% for the three months ended March 31, 2000. The increase in gross profit margin was attributable to the product mix of the increased volume of shipments during the period.

     Research and development: Research and development expenses increased $2.4 million or 63% from $3.7 million for the three months ended March 31, 1999 to $6.1 million for the three months ended March 31, 2000. This increase was due to the costs associated with a significant increase in new hires and purchases of engineering lab equipment and supplies driven by increased demand by the Company's larger customers for advanced features and a rapid increase in the adoption of wireless Internet services by subscribers.

     Sales and marketing: Sales and marketing expenses increased $1.6 million or 178% from $0.9 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000. Expenses increased due to the costs associated with a significant increase in new hires to expand the Company's international sales and distribution activities and sales support functions. In addition, international travel and public relations expenses contributed to the increase in the expense for the quarter.

     General and administrative: General and administrative expenses increased $0.6 million or 101% from $0.5 million for the three months ended March 31, 1999 to $1.1 million for the three months ended March 31, 2000. This increase was primarily due to the cost of being a publicly traded company, such as travel, outside legal and accounting services and a provision for bad debts.

  Liquidity and Capital Resources

     The Company has funded its operations to date primarily through the sale of convertible preferred stock and capital equipment leases. In December 1999 the Company raised $88.6 million in its initial public offering. The Company's principal sources of liquidity as of March 31, 2000 consisted of $86.1 million of cash and cash equivalents.

     Net cash used in operating activities for the three months ended March 31, 2000 was $13.4 million compared to net cash used in operating activities of $4.7 million for the three months ended March 31, 1999. The change from period to period was due primarily to an increase in accounts receivable and inventories as the Company experienced a significant increase in shipments.

     Net cash used in investing activities for the three months ended March 31, 2000 was $0.9 million compared to net cash used in investing activities for the three months ended March 31, 1999 of $0.1 million. The increase was primarily due to purchases of capital equipment for its manufacturing and engineering departments.

     Net cash used in financing activities was $0.1 million for the three months ended March 31, 2000 compared to net cash used in financing activities of $0.2 million for the three months ended March 31, 1999. This decrease was primarily due to proceeds generated from the sale of common stock.

     The Company believes that its existing cash and cash equivalents will be sufficient to meet capital requirements at least through the next twelve months, although it could be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend upon many factors, including rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.

YEAR 2000 COMPLIANCE

     The Company's total costs of year 2000 compliance were less than $100,000. These costs included updating its computer software and hardware, as well as contracting outside experts and out-of-pocket expense. The Company cannot anticipate all customer situations, and it may see an increase in warranty and other claims as a result of the year 2000 transition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On January 21, 1997, the Company filed a complaint against Amplidyne, Inc. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging breach of contract and non-performance in connection with the delivery of certain high-power amplifier units used the Company's base stations. The Company is seeking approximately $4.4 million in damages. Amplidyne filed an answer alleging certain affirmative defenses and a counterclaim against the Company for approximately $463,000. Amplidyne's motion for summary judgment was denied in February 1999. Additional discovery is being conducted and the matter has been docketed for trial in August 2000.

     The Company is also involved in various claims and litigation matters arising in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material effect on its results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Use of Proceeds of Initial Public Offering

     The effective date of the Company's registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-87693) relating to the initial public offering of the Company's common stock was December 6, 1999. A total of 5,500,000 shares of the Company's common stock were sold at a price of $14.00 per share to an underwriting syndicate led by Salomon Smith Barney Inc., Chase Hambrecht & Quist LLC and Prudential Volpe Technology Group. The offering commenced on December 7, 1999 and closed on December 10, 1999. An additional 825,000 shares of common stock were sold to the underwriters named above to cover over-allotments.

     The initial public offering resulted in gross proceeds of $88.6 million. Net proceeds from the offering amounted to $80.4 million after deducting offering expenses of approximately $2.0 million and underwriting commissions and discounts of approximately $6.2 million. From the time of receipt through March 31, 2000, the proceeds were included within cash and cash equivalents.

     The Company has not yet spent any of the net proceeds of the initial public offering. The Company intends to use the net proceeds for general corporate purposes, including working capital, expansion of its engineering organization, product development programs, sales and marketing capabilities, and general and administrative functions and capital expenditures. The Company may also use a portion of the net proceeds to invest in complementary products, to license other technology or to make potential acquisitions. However, it has no current understandings or agreements relating to potential acquisitions.

ITEM 5. OTHER INFORMATION

     In February and March 2000 the Company entered into Amendments to Option Agreements with its directors and employees. In the event of a change in control, options which would have vested through the date of the closing and for two years thereafter (if otherwise vested daily) will accelerate and be exercisable, subject to the closing of a change in control. The Amendments signed with certain management personnel also provide for additional acceleration of options if their employment is terminated in connection with a change in control.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits:

  *3.1  Sixth Amended and Restated Certificate of Incorporation.
  *3.2  Second Amended and Restated Bylaws.
 **3.3  Amendment to Second Amended and Restated Bylaws.
  *4.1  Specimen Certificate evidencing shares of Common Stock.

  *4.2  Second Amended and Restated Shareholders' and Registration
        Rights Agreement dated as of April 16, 1997.
  *4.3 First Amendment to Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of September 20,
        1999.
  *4.4  Second Amended and Restated Agreement Among Series E, Series
        F and Series G Second Amended and Restated Preferred
        Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.
  *4.5  First Amendment to Second Amended and Restated Agreement
        Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.
 *10.1  AirNet Communications Corporation 1999 Equity Incentive
        Plan.
 *10.2  OEM and Patent License Option Agreement dated January 27,
        1995 between Motorola, Inc. and AirNet Communications
        Corporation.
 *10.3 Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications
        Corporation and R. Lee Hamilton, Jr.
  10.4  Amendment to Incentive Stock Option Agreements dated
        February 11, 2000 between AirNet Communications Corporation and R. Lee Hamilton, Jr.
  10.5  Amendment to Incentive Stock Option Agreements dated
        February 11, 2000 between AirNet Communications Corporation and Gerald Y. Hattori.
  10.6  Amendment to Incentive Stock Option Agreements dated
        February 11, 2000 between AirNet Communications Corporation and William J. Lee.
  10.7  Amendment to Incentive Stock Option Agreements dated
        February 11, 2000 between AirNet Communications Corporation and Mark G. Demange.
  10.8  Amendment to Incentive Stock Option Agreements dated
        February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.
  10.9  Amendment to Incentive Stock Option Agreements dated
        February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.
    27  Financial Data Schedule, March 31, 2000.

---------------
* Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

     b. Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000                            /s/ R. LEE HAMILTON, JR.
                                               ---------------------------------------------
                                               R. Lee Hamilton, Jr.,
                                               President and Chief Executive Officer
                                               (Principal Executive Officer)

                                               /s/ GERALD Y. HATTORI
                                               ---------------------------------------------
                                               Gerald Y. Hattori,
                                               Vice President, Finance, Chief Financial
                                               Officer, Secretary and Treasurer
                                               (Principal Financial and Principal Accounting
                                               Officer)

                       AIRNET COMMUNICATIONS CORPORATION
                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
    *3.1      Sixth Amended and Restated Certificate of Incorporation.
    *3.2      Second Amended and Restated Bylaws.
   **3.3      Amendment to Second Amended and Restated Bylaws.
    *4.1      Specimen Certificate evidencing shares of Common Stock.
    *4.2      Second Amended and Restated Shareholders' and Registration
              Rights Agreement dated as of April 16, 1997.
    *4.3      First Amendment to Second Amended and Restated Shareholders'
              and Registration Rights Agreement dated as of September 20,
              1999.
    *4.4      Second Amended and Restated Agreement Among Series E, Series
              F and Series G Second Amended and Restated Preferred
              Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.
    *4.5      First Amendment to Second Amended and Restated Agreement
              Among Series E, Series F and Series G Preferred Stockholders
              and Senior Registration Rights Agreement dated as of
              September 20, 1999.
   *10.1      AirNet Communications Corporation 1999 Equity Incentive
              Plan.
   *10.2      OEM and Patent License Option Agreement dated January 27,
              1995 between Motorola, Inc. and AirNet Communications
              Corporation.
   *10.3      Employee Noncompete and Post-Termination Benefits Agreement
              dated October 26, 1999 between AirNet Communications
              Corporation and R. Lee Hamilton, Jr.
    10.4      Amendment to Incentive Stock Option Agreements dated
              February 11, 2000 between AirNet Communications Corporation and R. Lee Hamilton, Jr.
    10.5      Amendment to Incentive Stock Option Agreements dated
              February 11, 2000 between AirNet Communications Corporation and Gerald Y. Hattori.
    10.6      Amendment to Incentive Stock Option Agreements dated
              February 11, 2000 between AirNet Communications Corporation and William J. Lee.
    10.7      Amendment to Incentive Stock Option Agreements dated
              February 11, 2000 between AirNet Communications Corporation and Mark G. Demange.
    10.8      Amendment to Incentive Stock Option Agreements dated
              February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.
    10.9      Amendment to Incentive Stock Option Agreements dated
              February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.
      27      Financial Data Schedule, March 31, 2000.

---------------
* Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.