Form 10-Q
period 2000-06-30
AIRNET COMMUNICATIONS CORP
filed 2000-08-14
CIK 944163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at August 10, 2000
             -----                              ------------------------------

Common stock, par value $.001                            23,658,940

                        AIRNET COMMUNICATIONS CORPORATION

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Balance Sheets.......................................    3

         Condensed Statements of Operations.............................    4

         Condensed Statements of Cash Flows.............................    5

         Notes to Condensed Financial Statements........................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    8


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings..............................................   10

Item 2.  Changes in Securities and Use of Proceeds......................   10

Item 4.  Submission of Matters to a Vote of Securities Holders..........   11

Item 5.  Other Information..............................................   11

Item 6.  Exhibits and Reports on Form 8-K...............................   11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                        AIRNET COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             UNAUDITED           AUDITED
                                                           JUNE 30, 2000    DECEMBER 31, 1999
                                                           -------------    -----------------
Assets
     Cash and cash equivalents                                $ 70,844           $100,423
     Accounts receivable, net                                    9,533             10,122
     Note receivable                                             9,015                 --
     Inventories                                                25,814             15,978
     Other                                                         611                500
                                                              --------           --------
         Total current assets                                 $115,817           $127,023
                                                              --------           --------

     Property and equipment, net                                 5,872              3,968
     Long term notes receivable                                  1,575                 --
     Other long-term assets                                         28                 22
                                                              --------           --------
         Total assets                                         $123,292           $131,013
                                                              ========           ========

Liabilities and Stockholders' Equity
     Accounts payable                                         $  6,455           $  6,464
     Accrued expenses                                            3,234              2,101
     Current portion of capital lease obligations                  279                540
     Customer deposits                                           2,958              5,234
     Deferred revenues                                          13,349              8,209
                                                              --------           --------
         Total current liabilities                              26,275             22,548

     Capital lease obligations                                     421                202
     Stockholders' equity                                       96,596            108,263
                                                              --------           --------
         Total liabilities and stockholders' equity           $123,292           $131,013
                                                              ========           ========

See Notes to Condensed Financial Statements.

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000    JUNE 30, 1999
                                                      -------------    -------------     -------------    -------------
                                                       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)

Net revenues                                           $     8,188        $  2,215        $    15,253        $  4,373
Cost of revenues                                             5,253           1,455              9,881           2,912
                                                       -----------        --------        -----------        --------
Gross profit                                                 2,935             760              5,372           1,461

Operating expenses:
    Research and development                                 6,915           3,459             12,993           7,194
    Sales and marketing                                      2,089             865              4,564           1,756
    General and administrative                               1,162             580              2,287           1,142
    Stock-based compensation                                   109              74                218             120
                                                       -----------        --------        -----------        --------
        Total costs and expenses                            10,275           4,978             20,062          10,212
                                                       -----------        --------        -----------        --------

Loss from operations                                        (7,340)         (4,218)           (14,690)         (8,751)
Other income, net                                            1,118              19              2,463              93
                                                       -----------        --------        -----------        --------

Net loss                                               $    (6,222)       $ (4,199)       $   (12,227)       $ (8,658)

Preferred dividends (1)                                         --           1,704                 --           3,398
                                                       -----------        --------        -----------        --------

Net loss attributable to common stockholders           $    (6,222)       $ (5,903)       $   (12,227)       $(12,056)
                                                       ===========        ========        ===========        ========

Net loss per share attributable to common
  stockholders - basic and diluted                     $     (0.26)       $ (14.48)       $     (0.52)       $ (31.97)

Weighted average shares used in calculating basic
  and diluted loss per common share                     23,554,966         407,788         23,454,678         377,072


(1) All accumulated dividends were cancelled when the Company closed on its initial public offering in December 1999. This is a non-cash item.

See Notes to Condensed Financial Statements.

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE SIX MONTHS ENDED
                                                                          JUNE 30, 2000   JUNE 30, 1999
                                                                          -------------   -------------
                                                                           (UNAUDITED)
Operating activities
          Net cash used in operating activities                             $(27,054)        $(3,153)
                                                                            --------         -------
Cash flows from investing activities:
   Purchases of property and equipment                                        (2,391)           (351)
                                                                            --------         -------

          Net cash used in investing activities                               (2,391)           (351)
                                                                            --------         -------
Cash flows from financing activities:
   Net proceeds from issuance of long-term borrowings                             --           6,000
   Principal payments on capital lease obligations                              (454)           (359)
   Proceeds from issuance of common stock                                        321              15
                                                                            --------         -------

Net cash (used in) provided by financing activities                             (133)          5,656
                                                                            --------         -------

Increase (decrease) in cash and cash equivalents                             (29,578)          2,152
Cash and cash equivalents at beginning of period                             100,422           7,580
                                                                            --------         -------

Cash and cash equivalents at end of period                                  $ 70,844         $ 9,732
                                                                            ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                 $     42         $    33
                                                                            ========         =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property and equipment acquired under capital lease obligations          $    412         $   545
                                                                            ========         =======
   Issuance of warrants in connection with bridge financing                 $     --         $   243
                                                                            ========         =======


See Notes to Condensed Financial Statements.

AirNet Communications Corporation

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Form 10-K filing on March 29, 2000 and the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 6, 1999. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

2.)      ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consist of:
                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
                                                (Unaudited)

Trade receivable                                 $ 11,348          $11,637
Less:  allowance for doubtful accounts             (1,815)          (1,515)
                                                 --------          -------
                                                 $  9,533          $10,122
                                                 ========          =======

Notes Receivable consist of:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
                                                (Unaudited)

Current                                           $ 9,015              --
Non-current                                         1,575              --
                                                  -------            ----
                                                  $10,580            $ --
                                                  =======            ====

The Company's receivables are principally concentrated in the telecommunications industry.

3.)      INVENTORIES

Inventories consist of the following:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
                                                (Unaudited)

Raw materials                                     $13,508          $ 6,929
Work in process                                       834            2,660
Finished goods                                      1,735             --
Finish goods delivered to customers                 9,737            6,389
                                                  -------          -------
                                                  $25,814          $15,978
                                                  =======          =======

4.)      BASIC AND DILUTED NET LOSS PER SHARE

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

The computation of loss per share is as follows:

                                                    Three Months       Three Months        Six Months        Six Months
                                                       Ended              Ended              Ended             Ended
                                                   June 30, 2000      June 30, 1999      June 30, 2000     June 30, 1999
                                                   -------------      -------------      -------------     -------------
                                                     (Unaudited)        (Unaudited)        (Unaudited)

Net loss attributable to common stockholders        $    (6,222)       $    (5,903)       $   (12,227)       $   (12,056)
Weighted average shares outstanding                  23,554,966            407,788         23,454,678            377,072
                                                    -----------        -----------        -----------        -----------
Basic and diluted loss per share                    $     (0.26)       $    (14.48)       $     (0.52)       $    (31.97)
                                                    ===========        ===========        ===========        ===========

Potentially dilutive securities consist of
  the following:
    Options to purchase common stock                  1,555,501            841,850          1,555,501            841,850
    Convertible preferred stock                            --           12,779,601               --           12,779,601
    Warrants to purchase common stock                   548,471            633,656            548,471            633,656
                                                    -----------        -----------        -----------        -----------

     Total                                            2,103,972         14,255,107          2,103,972         14,255,107
                                                    ===========        ===========        ===========        ===========

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

From its inception in January 1994 through May 1997, the Company's operations consisted principally of start-up activity associated with the design, development, and marketing of its products. As a result, the Company did not generate significant revenues until 1998 and generated $17.8 million in net revenues in 1999 and $15.3 million for the six months ended June 30, 2000. The Company has incurred substantial losses since commencing operations, and as of June 30, 2000 had an accumulated deficit of $113.6 million. The Company has not achieved profitability on a quarterly or annual basis. Because the Company will need to continue to focus heavily on developing its technology and products, organizing its sales and distribution systems and assembling the personnel necessary to support its anticipated growth in the near future, the Company expects to continue to incur net losses for at least the next several quarters. The Company will need to generate significantly higher revenues in order to support expected increases in research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

The Company's revenues are derived from sales of a single product line based on the GSM system. The Company generates a substantial portion of its revenues from a limited number of customers, with five customers accounting for 84% of net revenues during the three months ended June 30, 2000. Most of the Company's existing and potential customers are start-up operators that have not yet commenced the buildout of their networks, obtained necessary financing or acquired a high degree of familiarity with the Company's products.

Results of Operations

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:


                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                         JUNE 30, 2000  JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Net revenues                                 100.0%         100.0%         100.0%         100.0%
Cost of revenues                              64.2%          65.7%          64.8%          66.6%
Gross profit                                  35.8%          34.3%          35.2%          33.4%

Operating expenses:
     Research and development                 84.5%         156.2%          85.2%         164.5%
     Sales and marketing                      25.5%          39.1%          29.9%          40.2%
     General and administrative               14.2%          26.2%          15.0%          26.1%
     Stock based compensation                  1.3%           3.2%           1.4%           2.7%
         Total operating expenses            125.5%         224.7%         131.5%         233.5%

Loss from operations                         (89.7)%       (190.4)%        (96.3)%       (200.1)%
Other income, net                             13.7%           0.8%          16.1%           2.1%

Net loss                                     (76.0)%       (189.6)%        (80.2)%       (198.0)%

Three Months and Six Months Ended June 30, 2000 Compared to Three Months and Six Months Ended June 30, 1999

     Net revenue: Net revenues for the three months ended June 30, 2000 increased $6.0 million or 270% to $8.2 million as compared to $2.2 million for the three months ended June 30, 1999. Net revenues were $15.3 million and $4.4 million for the six months ended June 30, 2000 and 1999, respectively. These increases are the result of higher shipments, customer deployments and installations to new and existing customers as they expand their commercial service networks.

     Gross profit: Gross profits for the three months ended June 30, 2000 increased $2.1 million or 286% to $2.9 million as compared to $0.8 million for three-month period ended June 30, 1999. Gross profits were $5.4 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively. The gross profit margins were 36% and 34% for the three months ended June 30, 2000 and 1999, respectively, and 35% and 33% for the six months ended June 30, 2000 and 1999, respectively. The increase in gross profit margins was attributable to the product mix of the increased volume of shipments during the period.

     Research and development: Research and development expenses were $6.9 million and $3.5 million for the three months ended June 30, 2000 and 1999, respectively and $13.0 million and $7.2 million for the six months ended June 30, 2000 and 1999. These increases were due to the costs associated with a significant increase in new hires and purchases of engineering lab equipment and supplies driven by increased demand by the Company's larger customers for advanced features.

     Sales and marketing: Sales and marketing expenses were $2.1 million and $0.9 million for the three months ended June 30, 2000 and 1999, respectively and $4.6 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively. Expenses increased due to the costs associated with a significant expansion of the Company's international sales and distribution activities and sales support functions. In addition, international travel and public relations expenses contributed to the increase in the expense for the quarter.

     General and administrative: General and administrative expenses were $1.2 million and $0.6 million for the three months ended June 30, 2000 and 1999, respectively, and $2.3 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively. These increases were primarily due to new hires to support the Company's growth, the cost of being a publicly traded company, such as travel, outside legal and accounting services, and a provision for bad debts.

Liquidity and Capital Resources

     Prior to the Company's initial public offering, which raised net proceeds of $80.4 million, the Company funded its operations primarily through the sale of convertible preferred stock and capital equipment leases. The Company's principal source of liquidity as of June 30, 2000 consisted of $70.8 million of cash and cash equivalents.

     Net cash used in operating activities for the six months ended June 30, 2000 was $27.1 million compared to net cash used in operating activities of $3.2 million for the six months ended June 30, 1999. The change from period to period was due primarily to new hires related to increasing investment in research and development and sales and marketing and to an increase in accounts receivable and inventories as the Company experienced a significant increase in shipments and orders.

     Net cash used in investing activities for the six months ended June 30, 2000 was $2.4 million compared to net cash used in investing activities for the six months ended June 30, 1999 of $0.4 million. The increase was primarily due to purchases of capital equipment for its manufacturing and engineering departments.

     Net cash used in financing activities was $0.1 million for the six months ended June 30, 2000 compared to net cash used in financing activities of $5.7 million for the six months ended June 30, 1999. This difference was primarily due to net proceeds from the issuance of long-term borrowings last year.

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


                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         On January 21,1997, the Company filed a complaint against Amplidyne, Inc. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging breach of contract and non-performance in connection with the delivery of certain high-power amplifier units used in the Company's base stations. The Company is seeking approximately $4.4 million in damages. Amplidyne filed an answer alleging certain affirmative defenses and a counterclaim against the Company for approximately $463,000. Amplidyne's motion for summary judgment was denied in February 1999 and again in August 2000. A jury trial is docketed for November 2000.

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

     The initial public offering resulted in gross proceeds of $88.6 million. Net proceeds from the offering amounted to $80.4 million after deducting offering expenses of approximately $2.0 million and underwriting commissions and discounts of approximately $6.2 million. Except for proceeds that were expended as described below, the net proceeds have been included within cash and cash equivalents.

     As of June 30, 2000, approximately $9.6 million of the proceeds from the initial public offering had been used primarily for general corporate purposes, including working capital, expansion of its engineering organization, product development programs, sales and marketing capabilities and general and administrative functions. Proceeds will continue to be used for these purposes in addition to capital expenditures. The Company may also use a portion of the net proceeds to invest in complementary products, to license other technology or to make potential acquisitions. However, it has no current understandings or agreements relating to potential acquisitions.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Annual Meeting of AirNet's stockholders was held on June 20, 2000. Of the 23,478,310 shares of common stock outstanding on the record date of April 21, 2000, a total of 22,304,730 shares were represented in person or by proxy.

(b)  The following directors were elected effective June 20, 2000:

                                                   Votes Cast
                                           --------------------------
                                              For            Withheld
                                           ----------        --------

     G. Michael Kirby                      22,265,061         39,669
     Leslie D. Shroyer                     21,576,753        727,977
     J. Douglass Mullins                   22,214,080         90,650
     R. Lee Hamilton, Jr.                  21,711,658        593,072
     Bruce R. DeMaeyer                     22,213,405         91,325
     James W. Brown                        22,264,986         39,744
     Joel P. Adams                         22,264,786         39,944
     Robert M. Chefitz                     21,713,553        591,177
     Richard G. Coffey                     22,264,261         40,464

(c) The vote to approve the proposed Seventh Amended and Restated Certificate of Incorporation was 20,086,865 for, 17,386 against and 5,522 abstaining with 2,194,957 broker non-votes.

     The vote to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for 2000 was 22,293,376 for, 6,065 against and 5,289 abstaining.

ITEM 5.           OTHER INFORMATION

     On July 10, 2000, J. Douglass Mullins resigned from the Company's Board of Directors for personal reasons. Mr. Mullins' written resignation did not indicate that he had any disagreements with the Company on any matter relating to its operations, policies or practices.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

        3.1       Seventh Amended and Restated Certificate of Incorporation.
       *3.2       Second Amended and Restated Bylaws.
      **3.3       Amendment to Second Amended and Restated Bylaws.
       *4.1       Specimen Certificate evidencing shares of Common Stock.
       *4.2       Second Amended and Restated Shareholders' and Registration
                  Rights Agreement dated as of April 16, 1997.
       *4.3       First Amendment to Second Amended and Restated Shareholders'
                  and Registration Rights Agreement dated as of September 20,
                  1999.
       *4.4       Second Amended and Restated Agreement Among Series E,
                  Series F and Series G Second Amended and Restated
                  Preferred Stockholders and Senior Registration Rights
                  Agreement dated as of September 7, 1999.
       *4.5       First Amendment to Second Amended and Restated Agreement
                  Among Series E, Series F and Series G Preferred
                  Stockholders and Senior Registration Rights Agreement
                  dated as of September 20, 1999.
      *10.1       AirNet Communications Corporation 1999 Equity Incentive Plan.
      *10.2       OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.
      *10.3       Employee Noncompete and Post-Termination Benefits Agreement
                  dated October 26, 1999 between AirNet Communications
                  Corporation and R. Lee Hamilton, Jr.
    ***10.4       Amendment to Incentive Stock Option Agreements dated
                  February 11, 2000 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

     ***10.5      Amendment to Incentive Stock Option Agreements dated
                  February 11, 2000 between AirNet Communications Corporation and Gerald Y. Hattori.
     ***10.6      Amendment to Incentive Stock Option Agreements dated
                  February 11, 2000 between AirNet Communications Corporation and William J. Lee.
     ***10.7      Amendment to Incentive Stock Option Agreements dated
                  February 11, 2000 between AirNet Communications Corporation and Mark G. Demange.
     ***10.8      Amendment to Incentive Stock Option Agreements dated
                  February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.
     ***10.9      Amendment to Incentive Stock Option Agreements dated
                  February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.
        10.10     Agreement dated May 10, 2000 between AirNet Communications
                  Corporation and Gerald Y. Hattori.
        27        Financial Data Schedule, June 30, 2000.

         *        Incorporated by reference to Registration Statement No.
                  333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

        ** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

       *** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(b)   Reports on Form 8-K:

    The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 12, 2000 reporting one event under Item 5. Other Events and filing an exhibit under Item 7. Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 11, 2000         /s/ R. Lee Hamilton, Jr.
                               -------------------------------------------------
                               R. Lee Hamilton, Jr., President and Chief
                               Executive Officer (Principal Executive Officer)



                               /s/ John C. Berens
                               -------------------------------------------------
                               John C. Berens, Vice President, Finance,
                               Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)

                        AIRNET COMMUNICATIONS CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.
-----------

    3.1       Seventh Amended and Restated Certificate of Incorporation.
   *3.2       Second Amended and Restated Bylaws.
  **3.3       Amendment to Second Amended and Restated Bylaws.
   *4.1       Specimen Certificate evidencing shares of Common Stock.
   *4.2       Second Amended and Restated Shareholders' and Registration Rights
              Agreement dated as of April 16, 1997.
   *4.3       First Amendment to Second Amended and Restated Shareholders' and
              Registration Rights Agreement dated as of September 20, 1999.
   *4.4       Second Amended and Restated Agreement Among Series E, Series F and
              Series G Second Amended and Restated Preferred Stockholders and
              Senior Registration Rights Agreement dated as of September 7,
              1999.
   *4.5       First Amendment to Second Amended and Restated Agreement Among
              Series E, Series F and Series G Preferred Stockholders and Senior
              Registration Rights Agreement dated as of September 20, 1999.
  *10.1       AirNet Communications Corporation 1999 Equity Incentive Plan.
  *10.2       OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.
  *10.3       Employee Noncompete and Post-Termination Benefits Agreement dated
              October 26, 1999 between AirNet Communications Corporation and R.
              Lee Hamilton, Jr.
***10.4       Amendment to Incentive Stock Option Agreements dated February 11,
              2000 between AirNet Communications Corporation and R. Lee
              Hamilton, Jr.
***10.5       Amendment to Incentive Stock Option Agreements dated February 11,
              2000 between AirNet Communications Corporation and Gerald Y.
              Hattori.
***10.6       Amendment to Incentive Stock Option Agreements dated February 11,
              2000 between AirNet Communications Corporation and William J. Lee.
***10.7       Amendment to Incentive Stock Option Agreements dated February 11,
              2000 between AirNet Communications Corporation and Mark G.
              Demange.
***10.8       Amendment to Incentive Stock Option Agreements dated February 11,
              2000 between AirNet Communications Corporation and Glenn A. Ehley.
***10.9       Amendment to Incentive Stock Option Agreements dated February 11,
              2000 between AirNet Communications Corporation and Timothy Mahar.
  10.10       Agreement dated May 10, 2000 between AirNet Communications
              Corporation and Gerald Y. Hattori.
  27          Financial Data Schedule, June 30, 2000.

   * Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

  ** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

 *** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.