Form 10-Q
period 2000-09-30
AIRNET COMMUNICATIONS CORP
filed 2000-11-14
CIK 944163

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                  FORM 10-Q



      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

              For the quarterly period ended September 30, 2000

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

Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                                 Outstanding at October 25, 2000
                -----                                                 -------------------------------
Common stock, par value $.001                                                    23,727,331

                      AIRNET COMMUNICATIONS CORPORATION

                                    INDEX

                                                                                                            Page No.
PART I.      FINANCIAL INFORMATION:

Item 1.      Financial Statements

             Condensed Balance Sheets.................................................................          3

             Condensed Statements of Operations.......................................................          4

             Condensed Statements of Cash Flows.......................................................          5

             Notes to Condensed Financial Statements..................................................          6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................................................           8



PART II.     OTHER INFORMATION:

Item 1.      Legal Proceedings........................................................................         10

Item 2.      Changes in Securities and Use of Proceeds................................................         10

Item 5.      Other Information........................................................................         11

Item 6.      Exhibits and Reports on Form 8-K.........................................................         11


                        PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                      AIRNET COMMUNICATIONS CORPORATION
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)



                                                                               UNAUDITED                         AUDITED
                                                                           SEPTEMBER 30, 2000               DECEMBER 31, 1999
                                                                         -------------------------     ---------------------------

Assets
        Cash and cash equivalents                                         $              52,695          $               100,423
        Accounts receivable - net of allowance for doubtful accounts of $934 and $1,674 at September 30, 2000 and December
           31, 1999, respectively                                                        13,731                           10,122
        Notes receivable                                                                  9,015                                -
        Inventories                                                                      29,967                           15,978
        Other                                                                             1,543                              500
                                                                         -------------------------     ---------------------------
                      Total current assets                                              106,951                          127,023


        Property and equipment, net                                                       7,297                            3,968
        Notes receivable                                                                  1,712                                -
        Other long-term assets                                                              400                               22
                                                                         -------------------------     ---------------------------
                      Total assets                                        $             116,360          $               131,013
                                                                         =========================     ===========================

Liabilities and Stockholders' Equity
        Accounts payable                                                  $              11,012          $                 6,464
        Accrued expenses                                                                  3,301                            2,101
        Current portion of capital lease obligations                                        143                              540
        Customer deposits                                                                 2,127                            5,234
        Deferred revenues                                                                 7,635                            8,209
                                                                         -------------------------     ---------------------------

                      Total current liabilities                                          24,218                           22,548


        Capital lease obligations                                                           430                              202
        Stockholders' equity                                                             91,712                          108,263

                                                                         -------------------------     ---------------------------
                      Total liabilities and stockholders' equity          $             116,360          $               131,013
                                                                         =========================     ===========================

See Notes to Condensed Financial Statements

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000 SEPTEMBER 30, 1999 SEPTEMBER 30, 2000 SEPTEMBER 30, 1999
                                                       ------------------ ------------------ ------------------ ------------------
                                                          (UNAUDITED)         (UNAUDITED)           (UNAUDITED)
Net revenues                                            $      13,597       $         6,704     $       28,850     $        11,077
Cost of revenues                                                8,639                 4,172             18,520               7,084
                                                       ----------------    ------------------  -----------------  -----------------

Gross profit                                                    4,958                 2,532             10,330               3,993

Operating expenses:
     Research and development                                   7,395                 3,382             20,388              10,576
     Sales and marketing                                        2,666                   985              7,230               2,741
     General and administrative                                 1,367                   761              3,654               1,903
     Stock-based compensation                                     109                    91                327                 211
                                                       ----------------    ------------------  -----------------  -----------------
             Total costs and expenses                          11,537                 5,219             31,599              15,431
                                                       ----------------    ------------------  -----------------  -----------------

Loss from operations                                           (6,579)               (2,687)           (21,269)            (11,438)
Other income, net                                               1,363                    11              3,825                 105
                                                       ----------------    ------------------  -----------------  -----------------

Net loss                                                $      (5,216)      $        (2,676)    $      (17,444)    $       (11,333)

Preferred dividends (1)                                             -                13,415                  -              16,813
                                                       ----------------    ------------------  -----------------  -----------------

Net loss attributable to common stockholder
                                                        $      (5,216)      $       (16,091)    $      (17,444)    $       (28,146)
                                                       ================    ==================  =================  =================

Net loss per share attributable to common
     stockholders-basic and diluted                     $       (0.22)      $        (36.27)    $        (0.74)    $        (70.95)

Weighted average shares used in calculating
     basic and diluted loss per common share               23,669,169               443,622         23,528,820             396,719


(1) All accumulated dividends were cancelled when the Company closed on its initial public offering in December 1999. This is a non-cash item.

See Notes to Condensed Financial Statements

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                                 ---------------------  -----------------------
                                                                                      (UNAUDITED)
Operating activities
             Net cash used in operating activities                                $           (43,294)   $             (9,568)
                                                                                 ---------------------  -----------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                       (4,389)                   (566)
                                                                                 ---------------------  -----------------------


             Net cash used in investing activities                                             (4,389)                   (566)
                                                                                 ---------------------  -----------------------

Cash flows from financing activities:
     Net proceeds from issuance of long-term borrowings                                                                 6,333
     Principal payments on capital lease obligations                                             (608)                   (555)
     Offering Costs                                                                              (136)
     Proceeds from issuance of preferred and common stocks and warrants                           699                  23,771
                                                                                 ---------------------  -----------------------

Net cash provided by financing activities                                                         (45)                 29,549
                                                                                 ---------------------  -----------------------

Increase (decrease) in cash and cash equivalents                                              (47,728)                 19,415
Cash and cash equivalents at beginning of period                                              100,423                   7,580
                                                                                 ---------------------  -----------------------

Cash and cash equivalents at end of period                                        $            52,695    $             26,995
                                                                                 =====================  =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                    $                59    $                194
                                                                                 =====================  =======================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment acquired under capital lease obligations              $               430    $                650
                                                                                 =====================  =======================
     Capital stock issued in exchange for conversion of the Bridge Financing                        -                   5,306
                                                                                 =====================  =======================
     Issuance of warrants in connection with bridge financing                     $                      $                298
                                                                                 =====================  =======================
     Series G preferred deemed dividend                                           $                 -    $             11,716
                                                                                 =====================  =======================


See Notes to Condensed Financial Statements

AirNet Communications Corporation

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.)        BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with generally accepted accounting principles as adopted in the United States of America for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Form 10-K filing on March 29, 2000 and the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 6, 1999. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.


2.)        REVENUE RECOGNITION

Revenue is recognized for direct product sales (including sales made through agents) when a customer has placed the product in service, completed specified acceptance testing procedures, or has otherwise accepted the product. Unless the customer agrees to accept the product upon shipment, revenues on product shipped are deferred until such time that the acceptance conditions of the customer contract are satisfied. During 2000, in certain instances, the Company has sold product to customers purchasing under agreements in which customer acceptance is concurrent with shipment. The Company began offering extended payment terms evidenced by long-term notes during 2000 in select direct sales arrangements. Revenue related to sales under long-term note agreements is deferred until the acceptance conditions are met and payments become due under the notes.

Also during 2000, the Company initiated sales to an OEM. Revenue is recognized for OEM product sales when title to the product passes to the OEM customer. Typically, for an OEM product sale, title passes to the OEM customer at the point of shipment.


3.)        ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have increased from $10.1 million at December 31, 1999 to $24.4 million at September 30, 2000. At September 30, 2000, $10.7 million of the amount due is subject to collateralized note arrangements, with $9 million due at December 31, 2000. In mid-2000, management decided to provide vendor financing in select situations. In early July 2000, one customer with an open account balance was converted to a collateralized short-term note totaling $9 million. All notes issued through September 2000 bear market rates of interest.

The Company wrote-off a previously fully reserved delinquent account of $1.1 million in the nine month period ended September 30, 2000. Provision for doubtful accounts amounted to $.4 million and $.01 million for the nine months ended September 30, 2000 and 1999, respectively. The allowance for doubtful accounts of $.9 million at September 30, 2000 is considered adequate by management, based on current knowledge of customer status' and market conditions, to absorb possible losses in the account receivable portfolio. No allowance for note losses is considered necessary by management at September 30, 2000 on the collateralized notes. However, as further described in Note 6 below, the Company has filed a lawsuit against another vendor of the customer which issued the Company the $9 million note in July 2000. Although the Company presently believes its customer will pay the note when due, if the customer fails to pay and the note is charged off in the future, the Company's loss exposure as of September 30, 2000 is $6.5 million.

4.)        INVENTORIES



Inventories consist of the following at September 30, 2000:



                                                          SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                                     -----------------------------  ----------------------------
                                                             (Unaudited)
Raw materials                                         $                 19,149       $                  6,929
Work in process                                                          1,427                          2,660
Finished goods                                                           2,724                              -
Finished goods delivered to customers                                    6,667                          6,389
                                                     -----------------------------  ----------------------------
                                                      $                 29,967       $                 15,978
                                                     =============================  ============================



5.)        BASIC AND DILUTED NET LOSS PER SHARE

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

The computation of loss per share is as follows:



                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000 SEPTEMBER 30, 1999 SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------ ------------------ -------------------- -------------------
                                                      (Unaudited)          (Unaudited)          (Unaudited)
Net loss attributed to common stockholders                  (5,216)            (16,091)             (17,444)           (28,146)
Weighted average shares outstanding                     23,669,169             443,622           23,528,820            396,719

                                                  ------------------ ------------------ -------------------- -------------------
Basic and diluted loss per share                             (0.22)             (36.27)               (0.74)            (70.95)
                                                  ================== ================== ==================== ===================

Potentially dilutive securities consist of
     the following:
          Options to purchase common stock               2,145,470           1,416,974            1,979,615          1,245,428
          Convertible preferred stock                            -          15,087,294                    -         15,087,294
          Warrants to purchase common stock                539,114             172,623              545,050            556,300
                                                  ------------------ ------------------ -------------------- -------------------
          Total                                          2,684,584          16,676,891            2,524,665         16,889,022
                                                  ================== ================== ==================== ===================



6.)        SUBSEQUENT EVENT AND CONTINGENCY

On October 23, 2000, the Company filed a lawsuit against Lucent Technologies (Lucent) alleging, among other claims, tortious interference with a business relationship with one of the Company's largest customers to date. The Company believes Lucent induced the customer to cancel a $10 million purchase order placed with the Company. The ultimate outcome of this litigation, and the impact it may have on the Company's relationship with its customer, and the customer's willingness and ability to pay its note obligation due the Company described in Note 3, is uncertain.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

FINANCIAL CONDITION

This discussion should be read in conjunction with the Notes to Condensed Financial Statements contained in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Overview

The Company provides base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global Standard for Mobile Communications, system of mobile voice and data transmission. The Company markets its products to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. The Company's products include the software defined AdaptaCell base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free Base Station, meaning it carries voice and data signals back to the wireline network without using a physical communications link.

From its inception in January 1994 through May 1997, the Company's operations consisted principally of start-up activity associated with the design, development, and marketing of its products. As a result, the Company did not generate significant revenues until 1998 and generated net revenues of $17.8 million in 1999 and $28.9 million for the nine months ended September 30, 2000. The Company has incurred substantial losses since commencing operations, and as of September 30, 2000 had an accumulated deficit of $118.8 million. The Company has not yet achieved profitability on a quarterly or annual basis. Because the Company will need to continue to focus heavily on developing its technology and products, organizing its sales and distribution systems and assembling the personnel necessary to support its anticipated growth in the near future, the Company expects to continue to incur net losses for at least the next several quarters. The Company will need to generate significantly higher revenues in order to support expected increases in research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

The Company's revenues are derived from sales of a single product line based on the GSM system. The Company generates a substantial portion of its revenues from a limited number of customers, with two customers accounting for 70% of net revenues during the three months ended September 30, 2000. Most of the Company's existing customers are start-up operators that have just commenced the buildout of their networks, obtained necessary financing or acquired a high degree of familiarity with the Company's products.

Results of Operations

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                          SEPTEMBER 30, 2000  SEPTEMBER 30, 1999  SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                          ------------------  ------------------  ------------------  ------------------
                                             (Unaudited)        (Unaudited)          (Unaudited)

Net revenues                                          100.0%             100.0%              100.0%              100.0%
Cost of revenues                                       63.5%              62.2%               64.2%               64.0%
Gross profit                                           36.5%              37.8%               35.8%               36.0%

Operating expenses:
Research and development                               54.4%              50.4%               70.7%               95.5%
Sales and marketing                                    19.6%              14.7%               25.0%               24.7%
General and administrative                             10.1%              11.3%               12.7%               17.1%
Stock based compensation                                0.8%               1.4%                1.1%                2.0%
   Total operating expenses                            84.9%              77.8%              109.5%              139.3%

Loss from operations                                 (48.4)%            (40.0)%             (73.7)%            (103.3)%
Other income, net                                      10.0%               0.0%               13.2%                1.0%

Net loss                                             (38.4)%            (40.0)%             (60.5)%            (102.3)%

Three Months and Nine Months Ended September 30, 2000 Compared to Three Months and Nine Months Ended September 30, 1999

      Net revenue: Net revenues for the three months ended September 30, 2000 increased $6.9 million or 103% to $13.6 million as compared to $6.7 million for the three months ended September 30, 1999. Net revenues were $28.9 million and $11.1 million for the nine months ended September 30, 2000 and 1999, respectively. These increases are the result of higher shipments, customer deployments and installations to new and existing customers as they expand their commercial service networks.

      Gross profit: Gross profits for the three months ended September 30, 2000 increased $2.5 million or 96% to $5.0 million as compared to $2.5 million for three-month period ended September 30, 1999. Gross profits were $10.3 million and $4.0 million for the nine months ended September 30, 2000 and 1999, respectively. The gross profit margins were 37% and 38% for the three months ended September 30, 2000 and 1999, respectively, and 36% for the nine months ended September 30, 2000 and 1999. The small change in gross profit margins over the prior year's quarter is attributable to the product mix of shipments during the period.

      Research and development: Research and development expenses were $7.4 million and $3.4 million for the three months ended September 30, 2000 and 1999, respectively and $20.4 million and $10.6 million for the nine months ended September 30, 2000 and 1999, respectively. These increases were due to an increase in employees and engineering supplies required to support new and accelerated product development efforts. Additional development investment was made to deliver 900 MHz and 1800 MHz base station product offerings required for the company's international marketplace expansion. We also made additional investments in high speed data product development projects. Additionally, development investments were made, and continue to be made, to support adaptive array antenna technology in the AdaptaCell software defined base station as well as to enhance the AirSite product line.

      Sales and marketing: Sales and marketing expenses were $2.7 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively, and $7.2 million and $2.7 million for the nine months ended September 30, 2000 and 1999, respectively. This increase is primarily attributable to costs associated with a significant expansion of our international sales and distribution activities and sales support functions to support our growing customer base. International travel and public relations expenses also contributed to the increase in the expense for the period.

      General and administrative: General and administrative expenses were $1.4 million and $0.8 million for the three months ended September 30, 2000 and 1999, respectively, and $3.7 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively. These increases were primarily due to new hires to support the Company's growth, a provision for bad debts, and the costs of being a publicly traded company, such as travel, outside legal and accounting services.

Liquidity and Capital Resources

      Prior to the Company's initial public offering, which occurred on December 10, 1999 and raised net proceeds of $80.4 million, the Company funded its operations primarily through the private sales of equity securities and capital equipment leases. At September 30, 2000, the Company's principal source of liquidity is $52.7 million of cash and cash equivalents. We have no credit facilities.

      Net cash used in operating activities for the nine months ended September 30, 2000 was $43.3 million compared to net cash used in operating activities of $9.6 million for the nine months ended September 30, 1999. The significant use of cash by operating activities was the result of the net losses during all reported periods together with cash used to finance our increase in accounts and notes receivable and inventory purchases. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits of approximately 20% of the contracted amount typically are received at the inception of the contract and an additional 30% of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires increasing investments in working capital as our revenues increase. As of September 30, 2000, our accounts receivable balance was $14.7 million. Of this balance 60% is attributable to two customers, and receivables from one of these customers accounted for approximately 39% of the total amount outstanding. In some instances, we have offered vendor financing to certain customers where it assists us in entering a strategic market or where it is an initial part of a larger order. As of September 30, 2000, our total notes receivable balance was $10.7 million, of which approximately 84% was owed by one customer. Part of this amount was a conversion of accounts receivable to a secured note where extended terms were provided to the customer.

      Net cash used for capital expenditures for the nine months ended September 30, 2000 was $4.4 million compared to net cash used for capital expenditures for the nine months ended September 30, 1999 of $0.6 million. These expenditures reflect the Company's investment in computer equipment, software development tools and test equipment, and other capital equipment which was required to support our business expansion. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

      Net cash used in financing activities was $.05 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $29.5 million for the nine months ended September 30, 1999. This difference was primarily due to net proceeds from the issuance of preferred and common stocks and warrants in 1999. Additionally, the Company had net proceeds from the issuance of long-term borrowings last year.

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

      Additionally, in the past, the Company has provided secured purchase money financing to some customers. To the extent such financing is provided in the future, it could affect liquidity. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms or at all.


                          PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

      On October 23, 2000, the Company filed a complaint against Lucent Technologies, Inc. et al. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging, among other claims, tortious interference with a business relationship and misappropriation of trade secrets in connection with the purported cancellation of certain phase II purchase orders by Carolina PCS. The Company is seeking more than $10 million in damages and injunctive relief.

      On January 21, 1997, the Company filed a complaint against Amplidyne, Inc. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging breach of contract and non-performance in connection with the delivery of certain high-power amplifier units used in the Company's base stations. The Company is seeking approximately $4.4 million in damages. Amplidyne filed an answer alleging certain affirmative defenses and a counterclaim against the Company for approximately $463,000. Amplidyne's motion for summary judgment was denied in February 1999 and again in August 2000. A jury trial is docketed for January 2001.

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

      As of September 30, 2000, approximately $27.7 million of the proceeds from the initial public offering had been used primarily for general corporate purposes, including working capital, expansion of its engineering organization, product development programs, sales and marketing capabilities and general and administrative functions. Proceeds will continue to be used for these purposes in addition to capital expenditures. The Company may also use a portion of the net proceeds to invest in complementary products, to license other technology or to make potential acquisitions. However, it has no current understandings or agreements relating to potential acquisitions.


ITEM 5.                   OTHER INFORMATION

      On September 19, 2000, Bruce R. DeMaeyer resigned from the Company's Board of Directors for personal reasons.

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits:
           ****3.1        Seventh Amended and Restated Certificate of Incorporation.
              *3.2        Second Amended and Restated Bylaws.
             **3.3        Amendment to Second Amended and Restated Bylaws.
              *4.1        Specimen Certificate evidencing shares of Common Stock.
              *4.2        Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of April 16, 1997.
              *4.3        First Amendment to Second Amended and Restated Shareholders' and Registration Rights
                          Agreement dated as of September 20, 1999.
              *4.4        Second Amended and Restated Agreement Among Series E,
                          Series F and Series G Second Amended and Restated
                          Preferred Stockholders and Senior Registration Rights
                          Agreement dated as of September 7, 1999.
              *4.5        First Amendment to Second Amended and Restated
                          Agreement Among Series E, Series F and Series G
                          Preferred Stockholders and Senior Registration Rights
                          Agreement dated as of September 20, 1999.
              *10.1       AirNet Communications Corporation 1999 Equity Incentive Plan.
              *10.2       OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc.
                          and AirNet Communications Corporation.
              *10.3       Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.
            ***10.4       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and R. Lee Hamilton, Jr.
            ***10.5       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and Gerald Y. Hattori.

            ***10.6       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and William J. Lee.
            ***10.7       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and Mark G. Demange.
            ***10.8       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and Glenn A. Ehley.
            ***10.9       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and Timothy Mahar.
          ****10.10       Agreement dated May 10, 2000 between AirNet Communications Corporation and Gerald Y.
                          Hattori.
               27         Financial Data Schedule, September 30, 2000.

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

              **          Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

             ***          Incorporated by reference to Quarterly Report on Form 10-Q as filed with the
                          Securities and Exchange Commission on May 15, 2000.

            ****          Incorporated by reference to Quarterly Report on Form 10-Q as filed with the
                          Securities and Exchange Commission on August 14, 2000.


(b)          Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 7, 2000 reporting one event under Item 5, Other Events, and filing an exhibit under Item 7, Exhibits.






                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      November 13, 2000              /s/ R. Lee Hamilton, Jr.
                                           ------------------------
                                           R. Lee Hamilton, Jr., President and Chief Executive Officer
                                           (Principal Executive Officer)



                                           /s/ John C. Berens
                                           ------------------
                                           John C. Berens, Vice President, Finance,
                                           Chief Financial Officer, Secretary and Treasurer
                                           (Principal Financial and Principal Accounting Officer)

                      AIRNET COMMUNICATIONS CORPORATION
                              INDEX TO EXHIBITS

           EXHIBIT NO.
           -----------
           ****3.1        Seventh Amended and Restated Certificate of Incorporation.
              *3.2        Second Amended and Restated Bylaws.
             **3.3        Amendment to Second Amended and Restated Bylaws.
              *4.1        Specimen Certificate evidencing shares of Common Stock.
              *4.2        Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of April 16, 1997.
              *4.3        First Amendment to Second Amended and Restated Shareholders' and Registration Rights
                          Agreement dated as of September 20, 1999.
              *4.4        Second Amended and Restated Agreement Among Series E, Series F and Series G Second
                          Amended and Restated Preferred Stockholders and Senior Registration Rights
                          Agreement dated as of September 7, 1999.
              *4.5        First Amendment to Second Amended and Restated Agreement Among Series E, Series F
                          and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.
              *10.1       AirNet Communications Corporation 1999 Equity Incentive Plan.
              *10.2       OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc.
                          and AirNet Communications Corporation.
              *10.3       Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.
            ***10.4       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and R. Lee Hamilton, Jr.
            ***10.5       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and Gerald Y. Hattori.
            ***10.6       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and William J. Lee.
            ***10.7       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and Mark G. Demange.
            ***10.8       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and Glenn A. Ehley.
            ***10.9       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                          Communications Corporation and Timothy Mahar.
          ****10.10       Agreement dated May 10, 2000 between AirNet Communications Corporation and Gerald Y.
                          Hattori.
               27         Financial Data Schedule, September 30, 2000.

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

              **          Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

             ***          Incorporated by reference to Quarterly Report on Form 10-Q as filed with the
                          Securities and Exchange Commission on May 15, 2000.

            ****          Incorporated by reference to Quarterly Report on Form 10-Q as filed with the
                          Securities and Exchange Commission on August 14, 2000.