Form 10-K
period 2000-12-31
AIRNET COMMUNICATIONS CORP
filed 2001-04-03
CIK 944163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

COMMON STOCK, PAR VALUE $.001 PER SHARE                NASDAQ NATIONAL MARKET SYSTEM
         (TITLE OF CLASS)                      (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 2001, 23,788,418 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $48,394,971 (based on a closing price on March 26, 2001 on Nasdaq of $3.4375 per share).

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global System for Mobile Communications, system of mobile voice and data transmission. We market our products worldwide to operators of wireless networks. A base station is a key component of a wireless network that receives and transmits voice and data signals over radio frequencies. We designed our base stations to be easier to deploy and upgrade and to have lower capital and operating costs than other existing base stations. Our system features two innovative base station products:

Our AdaptaCell base station is a software-defined base station, meaning it uses software to control the way it encodes or decodes wireless signals. Our AdaptaCell base station incorporates a proprietary radio architecture that is designed to enable operators to upgrade their wireless networks to offer high-speed data and Internet services by changing software rather than deploying new base stations. Our AdaptaCell base station also incorporates a broadband architecture, meaning that it uses only one radio to process a large number of radio channels.

Our AirSite backhaul free base station carries voice and data signals back to the wireline network without using a physical communications link. Our AirSite Backhaul Free base station uses an operator's existing radio frequencies as the medium to provide the necessary connection to the wireline network. Unlike our competitors' base stations, our AirSite backhaul free base station does not require an expensive physical communications link, usually through a digital T-1/E-1 phone line, to the wireline network. As a result, an operator's fixed network operating costs may significantly decrease.

As of March 26, 2001, we had 38 domestic patents granted, 32 patent applications pending, and 1 provisional patent application. We received the 1998 GSM World Award for Best Technical Innovation from the GSM Association, an international body with members from over 150 countries, in recognition of our innovative infrastructure.

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

Our base station subsystem features two unique base station products: the AdaptaCell broadband, software-defined GSM base station and the AirSite backhaul free base station. We also offer a base station controller, a transcoder rate adaptation unit and an operations and maintenance center (radio).

AdaptaCell Base Station. The AdaptaCell wireless base station supports up to 12 GSM radio frequency carriers (96 total channels including 92 voice/data channels and four control channels). The AdaptaCell base station differs from our competitors' base stations in that its operation is defined by software, not hardware. This means that as subscribers demand new services from operators, specifically new high-speed data and Internet services, it will be possible to upgrade the AdaptaCell base station to support those services via a change of software and few, if any, hardware modifications. Operators using our competitors' equipment will likely have to install new equipment, and potentially a completely new base station, for each new wireless standard they adopt.

In September 2000 at the PCIA Global Xchange 2000 Conference in Chicago, we introduced a new AdaptaCell Super Capacity base station, which we expect to be available later this year. This new base station is built on our current software-defined AdaptaCell base station platform using adaptive array technology. The new base station is designed to benefit operators in the transition from current wireless standards to the new Global Packet Radio System (or GPRS, providing high-speed wireless date in packet format) and enhanced data rates for GSM evolution (or EDGE, providing yet higher speed) standards. When offered, the new base station will provide increased capacity and higher data rates without the need to deploy additional base stations, while avoiding decreases in cell coverage area.

AirSite Backhaul Free Base Station. The AirSite Backhaul Free base station is a compact wireless base station that includes its own wireless backhaul system. By contrast, other existing base stations must be connected to the rest of the system using expensive physical communications links, usually digital T-1/E-1 lines. The AirSite Backhaul Free base station is a true GSM base station, meaning it has a unique site ID for billing and "911" emergency identification purposes, offers the same geographic coverage as other existing base stations, and has fault and error detection integrated into the operations and maintenance center (radio). The AirSite backhaul free base station operates by receiving a subscriber's wireless telephone signal and transmitting it to the AdaptaCell base station. The AdaptaCell base station then sends the signal over a T-1/E-1 line to the base station controller and on to the mobile switching center. In reverse, digitized voice signals come from the mobile switching center to the base station controller and then to the serving AdaptaCell base station, which then transmits the signal to the AirSite Backhaul Free base station. The AirSite Backhaul Free base station then transmits the signal to the subscriber.

Base Station Controller. Our base station controller coordinates the activities of the AdaptaCell base stations physically attached to it and all the AirSite Backhaul Free base stations served by those AdaptaCell base stations. Among other things, the base station controller monitors handset signal levels and the operational status of each of its attached base stations, controls handset transmit power, and orchestrates handoffs between base stations.

Transcoder Rate Adaptation Unit. In most telecommunications systems, digitized voice requires 64 Kbps of bandwidth to accurately convey human speech. Our transcoder rate adaptation unit compresses a standard 64 Kbps voice stream to a GSM-standardized 13 Kbps. This means that the digital T-1/E-1 line used to connect the base station controller to the mobile switching center can carry four times as many voice conversations as it normally would. This makes it less expensive to attach a base station subsystem to its associated mobile switching center.

Operations and Maintenance Center (Radio). The operations and maintenance center-radio provides the network management facility for one or more of our base station subsystems. Our operations and maintenance center (radio) provides a comprehensive graphical user interface for maintenance personnel.

CUSTOMERS

Each of the following three customers accounted for 10% or more of our revenues for the fiscal year ended December 31, 2000:

Comtel PCS Mainstreet Limited Partnership
Carolina Phone Leasing, LLC
High Plains / Midwest, L.L.C.

Together these customers accounted for approximately 61% of our revenues for the period. See Note 13 of Notes to Financial Statements for financial information regarding our customers.

SALES AND MARKETING

We sell and market our products in the U.S. through our direct sales force. Our international sales and marketing efforts are conducted through a network of original equipment manufacturers, or OEMs, agents, distributors and our direct sales force. We have developed programs to attract and retain high quality, motivated sales representatives that have the technical skills and sales experience necessary to sell our infrastructure solutions.

We have established a marketing communications organization that is responsible for the branding and marketing of our products and services and for distinguishing the AirSite backhaul free base station and AdaptaCell base station as branded product offerings. The marketing organization is responsible for all new product launches to ensure both internal execution and marketplace acceptance.

RESEARCH AND PRODUCT DEVELOPMENT

We spent $29,457,000 in 2000, $15,753,000 in 1999 and $13,134,000 in 1998 on
research and product development. As of March 26 2001, 143 of our 314 employees were engaged in research and product development, including hardware and software engineering. We expect to hire more employees to engage in research and product development during 2001.

Our current product development plans focus on the GPRS, EDGE and third generation wireless (or 3G) high-speed data standards. We are currently developing a GPRS high-speed data upgrade package. We also plan to take advantage of the evolution of digital signal processors and other digital components to reduce the cost of our base stations. Subsequently, we expect to develop an EDGE high speed data upgrade package.

Ultimately, we expect to develop one or more 3G upgrade packages. We may not be able to introduce these or any other products as scheduled. In addition, market conditions may not ultimately dictate the necessity of developing upgrade packages to support one or more of these emerging 3G high-speed data standards.

Our product development strategy has been to concentrate our engineering resources on our core technology while making maximum use of third party vendors and products for everything else. In practice, this means our engineering resources are focused on broadband, software-defined base station technology and backhaul free base stations.

MANUFACTURING AND BACKLOG

We currently use a limited number of third-party contractors to manufacture all of our primary components and subassemblies for our products. As a result, our in-house manufacturing operations consist primarily of quality control, final assembly, testing and product integration. Circuit boards, electronic and mechanical parts, and other component assemblies are purchased from OEM's and other selected vendors. Quality control is maintained by an in-house staff that sets standards and manages our manufacturing contractors.

Our product backlog was approximately $15.1 at December 31, 2000 as compared to $28.4 million at December 31, 1999. We include a contract in backlog when the contract is signed by both the customer and us.

The amount of our backlog is subject to fluctuation based on the timing of the receipt and completion of orders. The amount generally consists of orders shippable within one year and deferred revenue from products which have been shipped to customers but have not yet satisfied all significant terms and conditions of the customer contract. Such conditions include completion of installation and customer acceptance of product technical performance. See Note 2 of Notes to Financial Statements for our revenue recognition policy.

Our backlog at any particular date is not necessarily indicative of future revenues.

COMPETITION

The wireless telecommunications infrastructure market is highly competitive. The market for our products is characterized by rapidly changing technology, evolving industry wireless standards and frequent new product introductions and enhancements. Failure to keep pace with these changes could seriously harm our competitive position and prospects for growth. Our ability to compete depends on many factors including product and standard flexibility, price, and reliability.

Current and potential competitors consist primarily of major domestic and international companies, most of whom have longer operating histories; larger installed customer bases; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. Competing base station vendors can be divided into two groups: existing large equipment manufacturers who supply a complete range of wireless base station systems to wireless service operators and smaller companies that typically market components of wireless systems to system suppliers or directly to operators. Our current competitors include Alcatel S.A., LM Ericsson Telephone Company, Lucent Technologies Inc., Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation and Siemens AG. We face actual and potential competition not only from these established companies but from start-up companies that develop and market new wireless telecommunications products and services.

PROPRIETARY RIGHTS

We consider our technologies proprietary and seek to protect our intellectual property rights. As of March 26, 2001, we had 38 domestic patents granted, 32 domestic patent applications pending, and 1 provisional patent application. In addition, we are seeking patent protection for our inventions in foreign countries. One of the allowed domestic patents was based upon proprietary rights originally obtained from Harris Corporation, one of our stockholders, and is subject to a non-exclusive cross license to a third party. We also obtained from Harris Corporation a royalty-free, worldwide, non-exclusive right and license to use six other patents in the manufacture and sale of products covered by these patents. Our patents cover the basic architecture of the system, sub-components, and frequency reuse planning schemes.

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

While we believe that our patents will render it more difficult for competitors to develop and market similar products, our patents may be invalidated, circumvented, or challenged. Our patent rights may fail to provide us with competitive advantages. Any pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, may not be issued with the scope we seek.

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

GOVERNMENT REGULATION

Our products must conform to a variety of requirements and protocols. In order for our products to be used in certain jurisdictions, regulatory approval may be necessary. The delays inherent in this regulatory approval process may cause the rescheduling, postponement or cancellation of the installation of telecommunications systems by our customers which, in turn, may significantly reduce sales of products to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country, restrictions on our development efforts and those of our customers, render current products obsolete, or increase the opportunity for additional competition. Such regulations or such changes in interpretation could require us to modify our products and incur substantial costs to comply with such regulations and changes. Products to support new services can be marketed only if permitted by frequency allocations and regulations. In most cases, we only plan to qualify our products in a foreign country once we have a purchase order from a customer located there, and this practice may deter customers or contribute to delays in receiving or filling orders.

EMPLOYEES

As of March 26, 2001, we had 314 employees. Of these individuals, 143 are in research and product development, 72 are in manufacturing, 29 are in sales and marketing, 51 are in customer service and technical support, and 19 are in finance and administration. We also use contract personnel.

None of our employees is represented by a labor union, and we believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

Our headquarters consist of approximately 21,250 square feet of space leased through December 31, 2001, located at 100 Rialto Place in Melbourne, Florida. The primary manufacturing and product engineering operation is located at 3950 Dow Road, Melbourne, Florida, consisting of approximately 41,000 square feet, leased through December 31, 2001. We also maintain a manufacturing and engineering facility in Westbury, New York, consisting of approximately 12,000 square feet, leased through December 31, 2001. Additional space of approximately 20,000 square feet at the Trio Complex in Melbourne, Florida, is leased through December 31, 2001 for final assembly and testing. We also lease approximately 2,200 square feet at Odyssey Plaza II in Melbourne, Florida for our training center. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

On October 23, 2000, we filed a complaint against Lucent Technologies, Inc. et. al. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging, amongst other claims, tortious interference with a business relationship and misappropriation of trade secrets in connection with the purported cancellation of certain Phase II purchase orders by Carolina PCS. We are seeking more than $10 million in damages and injunctive relief. Lucent has filed a number of pre-trial motions, which we are vigorously opposing.

On January 2, 2001, SPD, LLC, a single member Florida limited liability company that we own, filed a lawsuit in the United States District Court, Middle District of Florida, Orlando Division against South Carolina Phone, LLC, and Carolina Phone Leasing, LLC. The lawsuit was a civil action for the recovery of money damages in the principal amount of $9,015,051 based upon the defendants' failure to pay a promissory note, and for related relief. We sought payment for accrued interest, costs, attorneys' fees and late fees. On March 29, 2001 we entered into a mediated settlement agreement with South Carolina Phone, LLC and Carolina Phone Leasing, LLC (collectively, Carolina PCS). Under the agreement, Carolina PCS agreed to pay us $3 million on or before July 30, 2001, return certain inventory, and forfeit certain deposits, to settle in full the amounts due and owing to AirNet under the note receivable.

We are also involved in various claims and litigation matters arising in the ordinary course of business. We believe that the ultimate outcome of these claims and matters will not have a material effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 7, 2000, proxy materials were mailed to the stockholders of the Company requesting approval of the First Amendment to the 1999 Equity Incentive Plan of Airnet Communications Corporation, which increased the total number of shares that may be issued pursuant to options granted under the Plan from 3,206,842 to 4,906,842. The amendment was approved by written consent of a majority of stockholders dated as of January 8, 2001. The holders of at least 12,343,969 shares consented to the amendment constituting 52% of the 23,740,775 shares of our common stock outstanding on January 8, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock was listed on the Nasdaq National Market System under the symbol ANCC beginning on December 7, 1999. The following table sets forth the high and low sales prices for the common stock as reported by Nasdaq for the periods indicated:

                                                            LOW            HIGH
                                                            ---            ----
Year Ended December 31, 2000
First Quarter ...........................................  $30.00         $62.00
Second Quarter ..........................................  $10.88         $35.00
Third Quarter ...........................................  $20.75         $39.88
Fourth Quarter ..........................................   $5.00         $23.50

Period from December 7, 1999 to December 31, 1999

December 7, 1999 - December 31, 1999.....................  $24.25         $45.00

We had 379 stockholders of record as of March 26, 2001. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future. We have a retained earnings deficit, and we expect to retain future earnings for use in our businesses.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-87693) relating to the initial public offering of our common stock was December 6, 1999.

We have used the $80.4 million net proceeds from our initial public offering primarily for general corporate purposes including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities and general and administrative functions.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information in conjunction with our financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------

                                             1996         1997         1998          1999            2000
                                           ---------    ---------    ---------    -----------    ------------
STATEMENT OF OPERATIONS DATA:
Net revenues                               $   1,077    $   1,603    $   4,462    $    17,756    $     34,332
Cost of revenues                                 665          971        2,867         11,244          31,204
                                           ---------    ---------    ---------    -----------    ------------

Gross profit                                     412          632        1,595          6,512           3,128

Operating expenses
Research and development                      20,887       11,749       13,135         15,753          29,457
Sales and marketing                            2,171        1,107        2,709          4,727          10,411
General and administrative                     6,293        5,000        3,750          3,004          12,578
Amortization of deferred stock-based
      compensation                                --           --          859            214             378
Loss (gain) on disposal or write-down
      of equipment                             1,053            4           (5)             2
                                           ---------    ---------    ---------    -----------    ------------

          Total operating expenses            30,404       17,860       20,448         23,700          52,824
                                           ---------    ---------    ---------    -----------    ------------

Loss from operations                         (29,992)     (17,228)     (18,853)       (17,188)        (49,696)
Other income (expense), net                      818           (8)          77            609           4,672
                                           ---------    ---------    ---------    -----------    ------------

Net loss                                     (29,174)     (17,236)     (18,776)       (16,579)        (45,024)
Preferred dividends                            3,456        4,095        5,616         18,647              --
                                           ---------    ---------    ---------    -----------    ------------

Net loss attributable to common
      stockholders                         $ (32,630)   $ (21,331)   $ (24,392)   $   (35,226)   $    (45,024)
                                           =========    =========    =========    ===========    ============

Net loss per share attributable to
      common stockholders                  $ (157.63)   $  (96.33)   $  (81.88)   $    (18.31)   $      (1.91)
                                           =========    =========    =========    ===========    ============

Shares used in calculating basic and
      diluted loss per common share          207,005      221,451      297,895      1,923,360      23,579,467
                                           =========    =========    =========    ===========    ============


CASH FLOW DATA:
Net cash used in operating activities      $ (25,155)   $ (17,924)   $ (17,791)   $   (15,111)   $    (62,601)
Net cash used in investing activities         (2,367)      (1,324)        (885)        (1,472)         (8,700)
Net cash provided by (used in) financing
      activities                                (390)      27,018       14,879        109,425            (254)


BALANCE SHEET DATA:
Cash and cash equivalents                  $   3,578    $  11,348    $   7,580    $   100,422    $     28,867
Working capital                                2,419       12,127       11,252        104,475          49,118
Total assets                                  10,252       20,694       21,921        131,013          92,134
Long-term obligations                            571        4,143           75            201             215
Total stockholders' equity                     6,684       12,983       14,463        108,263          64,223

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global System for Mobile Communications, system of mobile voice and data transmission. We market our products worldwide to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2000, we shipped and billed for 887 base stations. Our base stations are being used in thirteen commercially deployed systems. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $60.7 million in net revenues from our inception through December 31, 2000. We have incurred substantial losses since commencing operations, and as of December 31, 2000, we had an accumulated deficit of $146 million. We have not achieved profitability on a quarterly or annual basis. Because we will need to continue to focus heavily on developing our technology and products, building our sales and distribution systems and assembling the personnel necessary to support our anticipated growth in the near future, we expect to continue to incur net losses for at least the next several quarters. We will need to generate significantly higher revenues in order to support expected increases in research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

Our revenues are derived from sales of a product line based on the GSM system. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 61% of our net revenues during the fiscal year ended December 31, 2000.

Through year-end 1999, all of our sales were to domestic customers. For the fiscal year ending December 31, 2000, 11.8% of our revenues were from international deployments. We expect our percentage of international revenues to increase substantially as a result of our expansion of international sales and distribution activities.

We have and expect to continue to experience significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, has ranged from 9 to 18 months. The length and variability of our sales cycle is influenced by a number of factors beyond our control, including our customers' buildout and deployment schedules; our customers' access to product purchase financing; our customers' degree of familiarity with our products; the need for functional demonstrations and field trials; the manufacturing lead time for our products; delays in final acceptance of products following shipments; regulatory developments; and our revenue recognition policies. The effect of our long sales cycle on our results is compounded by our current dependency on a small number of customers.

Revenue from product sales to customers through our direct sales force and through agents is recognized after delivery and resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. Given our limited operating history, such uncertainties have historically been considered resolved when the customer has either placed the products in service or completed specified testing procedures. During late 2000, our history regarding resolution of such uncertainties was sufficient to recognize revenue upon shipment as long as the contract fee was considered fixed and determinable. As a result of this determination, $2,458,109 was recognized as revenue during the fourth quarter. All contracts under extended payment terms which are repayable more than twelve months after delivery are not considered fixed and determinable and revenue is deferred and recognized as the fee becomes due.

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

We currently obtain all of our primary components and subassemblies for our products from a limited number of independent contract manufacturers and purchase circuit boards, electronic and mechanical parts and other component assemblies from a limited number of OEMs and other selected vendors. Accordingly, a significant portion of our cost of revenues consists of payments to these suppliers. The remainder of our cost of revenues is related to our in-house manufacturing operations, which consist primarily of quality control, final assembly, testing and product integration.

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to increase as we continue to develop our technology and future products. In particular, we may incur significant costs in connection with our efforts to develop the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net revenues: Net revenues increased $16.5 million or 93.3% from $17.8 million for the year ended December 31, 1999 to $34.3 million for the year ended December 31, 2000. This increase in revenues is a result of higher shipments to, and installations by, new and existing customers as they expand their commercial networks. Additionally, we completed development and began shipping international versions of our product during 2000, which accounted for 11.8% of the net revenue or $4.1 million.

Gross Profits: Gross profit decreased $3.4 million or 52.3% from $6.5 million for the year ended December 31, 1999 to $3.1 million for the year ended December 31, 2000. The gross profit margin was 36.7% for 1999 and 9% for 2000. The decrease in the gross profit margin was mainly attributable to increased inventory related charges, including write-downs for certain product obsolescence, of $7.3 million and low sales volume in the fourth quarter of 2000.

Research and development: Research and development expenses increased $13.7 million or 86.7% from $15.8 million for the year ended December 31, 1999 to $29.5 million for the year ended December 31, 2000. This increase was due to recruitment and additional new hires and contract labor as well as the purchase of additional engineering lab equipment and supplies. These increased expenses were the result of an effort to accelerate product development and was driven by an increased demand by our larger customers for advanced features and a rapid increase in the adoption of wireless Internet services by subscribers.

Sales and marketing: Sales and marketing expenses increased $5.7 million or 121% from $4.7 million for the year ended December 31, 1999 to $10.4 million for the year ended December 31, 2000. Expenses increased for the recruitment and acquisition of additional new hires to expand our international sales and distribution activities and sales support functions. Travel, trade show and public relations expenses and the opening of our new customer training center also contributed to the increase.

General and administrative: General and administrative expenses increased $9.6 million or 320% from $3 million for the year ended December 31, 1999 to $12.6 million for the year ended December 31, 2000. This increase was primarily due to a $6.9 million increase to the provision for bad debts. Additionally, expenses in recruitment, accounting and legal services contributed to the increase.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net revenues: Net revenues increased $13.3 million or 297% from $4.5 million for the year ended December 31, 1998 to $17.8 million for the year ended December 31, 1999. This increase resulted from strong demand for our propriety
AdaptaCell broadband, software-defined base stations and our Airsite Backhaul Free base stations by new wireless operators and repeat business from our existing customers, as they expanded their service areas.

Gross Profits: Gross profit increased $4.9 million or 308% from $1.6 million for the year ended December 31, 1998 to $6.5 million for the year ended December 31, 1999. The gross profit margin was 35% for 1998 and 36% for 1999. The increase in the gross profit margin was attributable to the increased volume of shipments during the year.

Research and development: Research and development expenses increased $2.7 million or 19.9% from $13.1 million for the year ended December 31, 1998 to $15.8 million for the year ended December 31, 1999. This increase was due to recruitment and additional new hires and the purchase of additional engineering lab equipment and supplies. These increased expenses were the result of an effort to accelerate product development and was driven by an increased demand by our larger customers for advanced features and a rapid increase in the adoption of wireless Internet services by subscribers.

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

General and administrative: General and administrative expenses decreased $0.7 million or 19.7% from $3.7 million for the year ended December 31, 1998 to $3.0 million for the year ended December 31, 1999. This decrease was primarily due to a $1.7 million provision for bad debts in the year ended December 31, 1998. This decrease was partially offset by increased salaries, employee benefits expenses, and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering in December 1999, which raised net proceeds of $80.4 million, we funded our operations primarily through the private sales of equity securities and through capital equipment leases. At December 31, 2000, our principal source of liquidity was $28.9 million of cash and cash equivalents. We have no credit facilities. On April 2, 2001, we obtained a binding commitment from three of our current stockholders, or affiliates, to purchase to purchase, from the Company in a private placement, an aggregate of $30 million of a new authorized Series B convertible preferred stock. The issuance of the new Series B preferred stock is contingent only on approval by our common stockholders, which we intend to seek by a stockholder vote to be undertaken in April 2001. In the interim, the investors have agreed to deposit the aggregate investment of $30 million in escrow trust, to be released to us upon approval of the issuance of the preferred stock. Two investors funded $15 million to the trust on April 2, 2001. The remaining $15 million will be funded no later that April 17, 2001. We expect this investment to be completed by May 4, 2001. When combining the cash balance of $28.9 million at December 31, 2000 with the $30 million investment, we believe we have sufficient liquidity to fund our operations through 2001. However, if negative cash flows from operations in 2001 exceed current estimates, our liquidity could become strained in the latter part of 2001.

Net cash used in operating activities was approximately $17.8 million in 1998, $15.1 million in 1999 and $62.6 million in 2000. The significant use of cash by operating activities was the result of the net losses during all reported periods together with cash used to finance our increase in accounts and notes receivable and inventory purchases. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits of approximately 20% of the contracted amount typically are received at the inception of the contract and an additional 30% of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires increasing investments in working capital as our revenues increase. As of December 31, 2000, our accounts receivable balance was $8.2 million. Of this balance 51% was attributable to two customers, and receivables from one of these customers accounted for approximately 37% of the total amount outstanding. In some instances, we have offered vendor financing to certain customers where it assists us in entering a strategic market or where it is an initial part of a larger order. As of December 31, 2000, our total notes receivable balance was $9 million, of which approximately 71% was owed by one customer. Part of this amount was a conversion of accounts receivable to a secured note where extended terms were provided to the customer.

We used net cash for capital expenditures of approximately $0.9 million, $1.5 million and $8.7 million for the years ended December 31, 1998, December 31, 1999 and, December 31, 2000, respectively. These expenditures reflect our investments in computer equipment, software development tools and test equipment, and other capital equipment which was required to support our business expansion.

We lease our primary manufacturing and office facilities under long-term non-cancelable operating leases. We also have operating leases for certain other furniture, equipment and computers. We used net cash for operating leases of approximately $1.1 million, $1.0 million and $1.2 million for the years ended December 31, 1998, December 31, 1999 and December 31, 2000, respectively. Future minimum payments for operating leases (including payments under our new lease for final assembly and testing facilities in Melbourne, Florida) aggregated through the year 2005 were approximately $1.2 million as of December 31, 2000.

We also lease certain computer and test equipment under capital lease arrangements. We used net cash for capital leases of approximately $0.6 million, $0.6 million and $.9 million for the years ended December 31, 1998, December 31, 1999 and December 31, 2000, respectively. Future minimum payments for capital leases aggregated through the year 2005 were approximately $1.1 million as of December 31, 2000.

We believe that our available cash resources combined with the net proceeds of the private placement will be sufficient to fund operating losses and meet our presently anticipated working capital and capital expenditure requirements through the end of the fourth quarter of 2001. The Company's historical sales and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required sales levels might be achieved. The Company currently believes that sales will increase from fourth quarter of 2000 levels in the first and second quarters of 2001, and increase at higher growth rates in the third and fourth quarters of 2001. If such third and fourth quarter sales do not materialize, the Company will have to reduce its expenses to maintain cash levels necessary to sustain its operations. Thereafter, we will need to raise additional funds. We may need to raise additional funds sooner to fund more rapid expansion, continue development of new or enhanced products, respond to competitive pressures, fund unexpected expenditures or operating losses or acquire businesses or technologies. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. This amount includes payments under our new lease for final assembly and testing facilities. If we raise additional funds through the issuance of convertible subordinated notes or other debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of this debt could impose restrictions on our operations. Additional financing may not be available when needed, on favorable terms or at all.

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

RISK FACTORS

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS. WE ANTICIPATE CONTINUING LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. We have accumulated losses of $146 million since we began doing business in 1994 through December 31, 2000, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. Since we began doing business in 1994, we have generated only $60.7 million in net revenues through December 31, 2000. We have been marketing our GSM base stations since 1996, and to date the majority of our sales have been to a small number of start-up domestic wireless operators. We have never reported a profit. We will continue to incur significant research and product development, sales and marketing, materials and general administrative expenses, and we expect our expenses to increase as compared to prior periods, as we expand our sales force and our international operations. We anticipate a net loss for the year 2000 and we may continue to incur losses beyond 2000. We cannot be certain that we will realize sufficient revenues or margins to sustain our business.

WE HAVE A LIMITED OPERATING HISTORY. You should not rely on our recent results as an indication of our future results. Our base stations are being used in thirteen commercially deployed systems. We had net sales of $4.5 million, $17.8 million and $34.3 million in 1998, 1999 and 2000, respectively. Unless we can achieve significant increases in market acceptance of our products, we may never advance beyond our market penetration phase. Due to our limited operating history, it is difficult or impossible for us to predict future results and you should not expect future revenue growth based on our recent results. You should consider our business and prospects in light of the risks and problems faced by technology companies in the early stages of development.

OUR LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF AND WHEN A SALE WILL BE MADE AND COULD CAUSE US OPERATING DIFFICULTIES AND CASH FLOW PROBLEMS. Our sales cycle, which is the period from the generation of a sales lead until the recognition of revenue, can be long and is unpredictable, making it difficult to forecast revenues and operating results. Our inability to accurately predict the timing and magnitude of our sales could cause a number of problems:

    - we may have difficulty meeting our customers' delivery requirements in the event many large orders are received in a short period of time because we have limited production capacity and generally do not carry materials in inventory;

    - we may expend significant management efforts and incur substantial sales and marketing expenses in a particular period that do not translate into orders during that period or at all; and

    - we may have difficulty meeting our cash flow requirements and obtaining credit because of delays in receiving orders and because the terms of many of our customer contracts defer certain billings until post-shipment contractual milestones are met.

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

OUR COMPARATIVE INABILITY TO PROVIDE FINANCING FOR OUR CUSTOMERS IS A COMPETITIVE DISADVANTAGE AND COULD RESULT IN A LOSS OF SALES AND/OR CUSTOMERS TO COMPETITORS WITH GREATER RESOURCES. We do not typically offer financing to our customers which could cause us to lose business to our larger competitors. Our future success may depend upon our continuing ability to help arrange financing for our customers. If we cannot assist in arranging financing for our customers, we may lose sales and customers to competitors that directly provide financing.

CREDIT RISK PROBLEMS RESULTING FROM CUSTOMER FINANCING COULD HURT OUR RESULTS AND REQUIRE US TO RAISE ADDITIONAL CAPITAL. Many of our customers and potential customers are start-up and small companies with a limited operating history. In some instances, we have provided and will continue to provide customer financing. We face credit risks, including slow payments or non-payments from customers, and we may need to raise additional capital to support financed sales and to deal with related credit risk problems.

OUR LAWSUIT AGAINST LUCENT TECHNOLOGIES RELATING TO A PURPORTED CANCELLATION OF A PURCHASE ORDER BY A LARGE CUSTOMER COULD BE EXPENSIVE, COULD DIVERT MANAGEMENT'S TIME AND RESOURCES, AND MAY NOT BE SUCCESSFUL. On October 23, 2000, we filed a complaint against Lucent Technologies, Inc. et. al. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging, among other claims, tortious interference with a business relationship and misappropriation of trade secrets in connection with the purported cancellation of certain Phase II purchase orders by Carolina PCS. We are seeking more than $10 million in damages and injunctive relief. Lucent has filed a number of pre-trial motions, which we are vigorously opposing.

The cost of pursuing this litigation could be high and could divert the attention of our management's time and resources. This type of interference with our customers could result in the loss of orders from other customers in the future.

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR SUBSTANTIALLY ALL OF OUR REVENUES AND THE LOSS OF ANY OF THESE CUSTOMERS COULD HURT OUR RESULTS AND CAUSE OUR STOCK PRICE TO DECLINE. Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. The effect of these risks on our operating results is compounded by our lengthy sales cycle. In 1999, sales to three customers accounted for 80% of our net revenues, with sales to one customer accounting for 34%. In 2000, sales to three customers accounted for 61% of our net revenues, with sales to one customer accounting for 29%. For each of these periods, one of the three largest customers included Carolina PCS, which is the customer whose purchase orders are the subject of our lawsuit against Lucent Technologies.

WE HAVE A CONCENTRATED CUSTOMER BASE AND THE FAILURE OF ANY OF OUR CUSTOMERS TO PAY US OR TO PAY US ON TIME COULD CAUSE SIGNIFICANT CASH FLOW PROBLEMS, HURT OUR RESULTS AND CAUSE OUR STOCK PRICE TO DECLINE. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. These risks are also higher for us since many of our customers are start-up and small companies. Three customers accounted for 62% of our combined outstanding accounts and notes receivable as of December 31, 2000, with one customer, Carolina PCS, representing 37%. Two customers represented 70% of our outstanding accounts receivable as of December 31, 1999, with one customer, Carolina PCS, representing 45%. In the past and for the year ending December 31, 2000, we have incurred bad debt charges and we may be required to do so in the future. The failure of any of our customers to pay us, or to pay us on time, could cause significant cash flow problems, hurt our results and cause our stock price to decline.

AS WE CONTINUE TO EXPAND INTO INTERNATIONAL MARKETS, WE WILL BECOME SUBJECT TO ADDITIONAL BUSINESS RISKS. We have begun marketing and selling our products internationally in Africa, the Middle East, Asia and Latin America. Our business plan contemplates that a majority of our sales over the next several years will be in international markets. A portion of our international sales efforts will be targeted to service operators who plan to deploy wireless communications networks in developing countries where risks ordinarily associated with international operations are particularly acute including developing countries in Africa, Asia, the Middle East and Latin America. International operations are subject to a number of risks and uncertainties, including:

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

WE MAY NOT BE ABLE TO MODIFY OUR BASE STATIONS TO SUPPORT ALL
OF THE DEVELOPING WIRELESS STANDARDS AND THAT COULD SERIOUSLY HARM OUR BUSINESS. Our base stations do not yet support all emerging high speed data standards. We will incur research and development costs to develop upgrade packages to make our base stations compatible with them. We cannot predict with certainty that we will be able to meet the technical demands of all of these new standards nor can we predict with certainty that our base stations will have substantially increased capacity, and if we are not successful, our business could be seriously harmed. Even if we do develop our technology and products to work with these new standards, consumer demand for advanced wireless services may not be sufficient to justify network operators upgrading to them.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS WHICH WOULD HURT OUR ABILITY TO COMPETE. Although we attempt to protect our intellectual property rights through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, intellectual property is difficult to evaluate and these measures may not provide adequate protection for our proprietary rights and information. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our proprietary rights and information, disputes as to ownership of intellectual property may arise, and our proprietary rights and information may otherwise become known or independently developed by competitors. The failure to protect our proprietary rights could seriously harm our business, operating results and financial condition. We have not been granted any foreign patents and presently have only a relatively low number of patent applications pending internationally. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenues.

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

A SIGNIFICANT DECREASE IN THE COST OF DIGITAL T-1/E-1 PHONE LINES WILL DIMINISH ONE OF OUR COMPETITIVE ADVANTAGES. Existing base stations require an expensive physical communications link, usually through a digital T-1/E-1 phone line, to the wireline network. Any significant decrease in the cost of digital T-1/E-1 phone lines used to connect base stations to the wireline network, especially in less populated areas, will diminish a cost advantage that we currently use to market our products. The cost of T-1/E-1 facilities has recently declined significantly in urban areas because of increased competition.

IF WE FAIL TO EXPAND OUR CUSTOMER BASE BEYOND THE SMALLER OPERATORS WE MAY NOT BE ABLE TO SIGNIFICANTLY GROW OUR REVENUES. We will only be able to significantly grow our revenues if we can expand our customer base beyond the smaller operators. There are a limited number of such operators and most of them have limited resources. These operators are less stable and more susceptible to delays in their buildouts and deployments than more established operators. We plan on expanding our sales to include the larger domestic operators and international operators. However, as a result of the rapid consolidation of larger domestic GSM operators, there are only a few larger domestic operators remaining. To date we have not had any sales to the larger domestic operators, and we may not be successful in those markets in the future.

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

From time to time, we must replace some of the components of our products when the supplier of that component is discontinuing production. While we generally do not maintain an inventory of components, sometimes we do purchase an inventory of these discontinued components so that we can maintain production while finding new suppliers or developing substitute components ourselves. We face the risk that we may deplete that inventory before finding an adequate substitute, and that could cause the loss of significant sales opportunities. Alternatively, we could purchase too many of the components and may be left with excess inventory on our hands. We generally do not maintain an inventory of finished goods and many components have long lead times, with some taking 12 to 16 weeks from the time of entry of the order to delivery. We cannot guarantee that alternative sources of supply can be arranged on short notice or that components will be available from alternative sources on satisfactory terms.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE SUCCESSFUL. Our future success largely depends on our ability to attract and retain highly-skilled hardware and software engineers, particularly call processing engineers and digital signal processing engineers. The market for these engineers is highly competitive and if we cannot continue to attract and retain quality personnel, that failure would significantly limit our ability to compete and to grow our business. Our success also depends upon the continuing contributions of our key management, research, product development, sales and marketing and manufacturing personnel, many of whom would be difficult to replace, including R. Lee Hamilton, Jr., President and Chief Executive Officer. Except for a severance and noncompetition agreement we have with Dr. Hamilton, we do not have employment or noncompetition agreements with any of our key officers. We also do not have key man life insurance policies covering any of our employees.

IF WE FAIL TO MANAGE OUR GROWTH AND EXPANSION EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED. The need to develop and offer our products and implement our business plan in an evolving market will significantly challenge our planning and management capabilities. The total number of employees at December 31, 2000 was 306. We plan to continue to hire new employees as we expand our operations. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage our growth effectively, our business and prospects could be seriously harmed. To manage our expected growth of operations and personnel, we will need to:

    - improve financial and operational controls, as well as our reporting systems and procedures;

    -    install new management information systems; and

    - hire, train, motivate and manage our sales and marketing, engineering, technical, finance and customer support employees.

WE HAVE AN AGREEMENT WITH MOTOROLA, INC. TO GRANT THEM RIGHTS WHICH COULD HARM OUR BUSINESS. When Motorola purchased $10.0 million of our Series B Preferred Stock in 1995, we granted Motorola the right to acquire a worldwide, nonexclusive, royalty-free license under any two of our patents. Motorola is a large telecommunications and technology company with significant resources and could exercise this right at any time and begin using these licenses to compete against us. With respect to any possible infringement of our respective digital base station patents, each of us also agreed not to enjoin the other and to attempt dispute resolution, including negotiation of nonexclusive license agreements in good faith, before resorting to litigation.

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


WE MAY MAKE FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS' PERCENTAGE OWNERSHIP, CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES AND SUBJECT US TO OTHER RISKS. We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities, help secure critical sources of supply or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

    - issue stock that would dilute our current stockholders' percentage ownership;

    -    incur additional debt; or

    -    assume liabilities.

These purchases also involve numerous risks, including:

    -    problems combining the purchased operations, technologies or products;

    -    unanticipated costs;

    -    diversion of management's attention from our core business;

    - adverse effects on existing business relationships with suppliers and customers;

    - risks associated with entering markets in which we have no or limited prior experience; and

    -    potential loss of key employees of purchased organizations.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS ON REASONABLE TERMS AND THIS COULD HURT OUR BUSINESS AND NEGATIVELY IMPACT OUR STOCKHOLDERS. If adequate funds are not available on reasonable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could seriously harm our business. If our capital requirements vary from those currently planned, we may require additional financing sooner than anticipated. If we raise additional funds through the issuance of additional debt or equity securities, the percentage ownership of our existing stockholders may be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations.

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSE. Wireless telecommunications are subject to extensive regulation by the U.S. and foreign governments. If we fail to conform our products to regulatory requirements or experience any delays in obtaining regulatory approvals, we could lose sales. Moreover, in most cases, we only plan to qualify our products in a foreign country once we have a purchase order from a customer located there, and this practice may deter customers or contribute to delays in receiving or filling orders.

Continuing regulatory compliance could be expensive and may require time-consuming and costly modifications of our products. Any failure of domestic and international regulatory authorities to allocate suitable frequency spectrum could limit our growth opportunities and our future revenues.

BECAUSE OUR PRODUCTS ARE HIGHLY COMPLEX AND ARE DEPLOYED IN COMPLEX NETWORKS, THEY MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER DEPLOYMENT, WHICH IF NOT REMEDIED COULD HARM OUR BUSINESS. Our products are highly complex, are designed to be deployed in complex networks and may contain undetected defects, errors or failures. Although our products are tested during manufacturing and prior to deployment, they can only be fully tested when deployed in commercial networks. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in installation delays, product returns, diversion of our resources, increased service and warranty costs, legal actions by our customers, increased insurance costs and other losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, which would harm our business and adversely affect our operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invested the net proceeds from our initial public offering in December 1999 and the proceeds from other financing activities in interest-bearing, investment grade securities which mature within 24 months. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The financial statements filed as a part of this report are listed on the Index to Financial Statements on page F-1 below.

SELECTED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly financial data for the four quarters in 1999 and 2000 and such information expressed as a percentage of our net revenues. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information for the quarters presented.

                                                                                  QUARTER ENDED
                                                                               -------------------

                                       Mar. 31      Jun. 30       Sep. 30      Dec. 31     Mar. 31      Jun. 30      Sep. 30
                                        1999          1999         1999         1999         2000         2000         2000
(IN THOUSANDS)
Net revenues .......................  $   2,158    $   2,215    $   6,704    $   6,679    $   7,065    $   8,188    $  13,597
Cost of revenues ...................      1,457        1,455        4,172        4,160        4,628        5,253        8,639
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Gross Profit .......................        701          760        2,532        2,519        2,437        2,935        4,958
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Operating expenses, Research and
development ........................      3,735        3,459        3,382        5,177        6,078        6,915        7,395
Sales and marketing ................        891          865          985        1,986        2,475        2,089        2,666
General and administrative .........        561          580          761        1,104        1,125        1,162        1,367
Amortization of deferred stock-based
compensation .......................         46           74           91            3          109          109          109
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Total operating expenses ...........      5,233        4,978        5,219        8,270        9,787       10,275       11,537
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Loss from operations ...............     (4,532)      (4,218)      (2,687)      (5,751)      (7,350)      (7,340)      (6,579)
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Other income (expense), net ........         74           19           11          505        1,345        1,118        1,363
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net loss ...........................    $(4,458)     $(4,199)     $(2,676)     $(5,246)     $(6,005)     $(6,222)     $(5,216)
                                      =========    =========    =========    =========    =========    =========    =========




                                        Dec. 31
                                          2000
(IN THOUSANDS)
Net revenues .......................   $   5,482
Cost of revenues ...................      12,684
                                       ---------

Gross Profit .......................      (7,202)
                                       ---------

Operating expenses, Research and
development ........................       9,069
Sales and marketing ................       3,180
General and administrative .........       8,924
Amortization of deferred stock-based
compensation .......................          51
                                       ---------

Total operating expenses ...........      21,224
                                       ---------

Loss from operations ...............     (28,426)
                                       ---------

Other income (expense), net ........         846
                                       ---------

Net loss ...........................    $(27,580)
                                       =========

                                       Mar. 31      Jun. 30      Sep. 30      Dec. 31       Mar. 31      Jun. 30      Sep. 30
                                        1999         1999         1999         1999          2000         2000         2000
                                                                 (AS A PERCENTAGE OF NET REVENUES)
Net revenues .......................      100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of revenues ...................       67.5         65.7         62.2         62.2         65.5         64.2         63.5
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Gross Profit .......................       32.5         34.3         37.8         37.8         34.5         35.8         36.5
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Operating expenses, Research and
development ........................      173.1        156.2         50.4         77.5         86.0         84.5         54.4
Sales and marketing ................       41.3         39.1         14.7         29.7         35.0         25.5         19.6
General and administrative .........       26.0         26.2         11.3         16.6         15.9         14.2         10.1
Amortization of deferred stock-based
compensation .......................        2.1          3.3          1.4          0.0          1.5          1.3          0.8
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Total operating expenses ...........      242.5        224.8         77.8        123.8        138.4        125.5         84.9
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Loss from operations ...............     (210.0)      (190.5)       (40.0)       (86.0)      (103.9)       (89.7)       (48.4)

Other income (expense), net ........        3.5          0.9          0.0          7.5         19.0         13.7         10.0
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net loss ...........................     (206.5)%     (189.6)%      (40.0)%      (78.5)%      (84.9)%      (76.0)%      (38.4)%
                                      =========    =========    =========    =========    =========    =========    =========

                                         Dec. 31
                                          2000

Net revenues .......................       100.0%
Cost of revenues ...................       231.4
                                       ---------

Gross Profit .......................      (131.4)
                                       ---------

Operating expenses, Research and
development ........................       165.4
Sales and marketing ................        58.0
General and administrative .........       162.8
Amortization of deferred stock-based
compensation .......................         0.9
                                       ---------

Total operating expenses ...........       387.1
                                       ---------

Loss from operations ...............      (518.5)

Other income (expense), net ........        15.4
                                       ---------

Net loss ...........................     (503.10)%
                                       =========

Material fourth quarter 2000 adjustments include a provision for bad debts of $6.9 million. $5.5 million of the provision relates to amounts due to us from Carolina PCS under a $9.0 million note and related accounts receivable described under legal proceedings. In addition, we booked an inventory charge of $7.3 million that reduced our gross margin. The majority of this charge is related to materials purchased to fill purchase orders received from Carolina PCS where the shipment has been stopped due to the cancellation of the purchase orders. Due to the large amount of materials purchased to fill the orders and timing of the introduction of new products, the company established additional reserves for excess and obsolete inventory.

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

During late 2000, our history regarding resolution of such uncertainties about customer acceptance was sufficient to recognize revenue upon shipment provided that the contract fee was considered fixed and determinable. As a result of this determination, $2,458,109 was recognized as revenue during the fourth quarter of 2000. All contracts under extended payment terms which are repayable more than twelve months after delivery are not considered fixed and determinable and revenue is deferred and recognized as the fee becomes due.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

                    NAME                     AGE             POSITION
                    ----                     ---             --------
R. Lee Hamilton, Jr.(1)(3)................   42    President and Chief Executive
                                                   Officer, Director
Joel P. Adams.............................   43    Vice Chairman
John C. Berens............................   41    Vice President of Finance, Chief
                                                   Financial Officer, Treasurer and
                                                   Secretary
James W. Brown.(1)(3).....................   49    Chairman

                    NAME                     AGE             POSITION
                    ----                     ---             --------
Richard G. Coffey.(1)(2)..................   40    Director
Mark G. Demange...........................   40    Vice President of Engineering
Glenn A. Ehley............................   39    Senior Vice President of Worldwide
                                                   Sales and Marketing
G. Michael Kirby.(2)......................   46    Director
William J. Lee............................   45    Vice President of Services
Timothy J. Mahar..........................   53    Vice President of Sales, Latin America
Leslie D. Shroyer.(2).....................   56    Director

(1)   Member of Compensation Committee

(2)   Member of Audit Committee

(3)   Member of Nominating Committee

R. Lee Hamilton, Jr. has served as President since April 1998 and as Chief Executive Officer since January 1999. He joined us in July 1996 as Vice President of Engineering and Operations. In April 1998 he was elected President and Chief Operating Officer, a position he held until January 1999. Prior to joining us, Dr. Hamilton held several executive positions at Motorola, Inc., from 1990 to 1996, most recently as General Manager for Systems Transmission Products. Prior to joining Motorola, Dr. Hamilton was a Professor in the Electrical Engineering Department at The Ohio State University, where he managed a research program in wireless communications systems. He holds a Ph.D. in Electrical Engineering from Purdue University, and a B.S. in Electrical Engineering from Virginia Polytechnic Institute and State University.

Joel P. Adams has served as a Director since our inception in January 1994 as the designee of Adams Capital Management, L.P., a venture capital firm and one of our stockholders, and as Vice Chairman since October 1999. Mr. Adams has served since 1987 as Vice President of Fostin Capital Corporation and since 1994 as President of Adams Capital Management Inc., which manages the assets of the general partner of Adams Capital Management, L.P. In addition, Mr. Adams serves as a Director of NetSolve, Inc., a public company, and currently serves on several private company boards. Mr. Adams received an M.S. in Industrial Administration from Carnegie Mellon University and a B.S. in Nuclear Engineering from the State University of New York at Buffalo.

John C. Berens has served as Vice President of Finance and Chief Financial Officer since July 2000. From February 1999 to July 2000, Mr. Berens was Vice President of Finance and Treasurer for Glenayre Electronics, Inc., a manufacturer of telecommunications equipment. From August 1994 to February 1999, Mr. Berens held other various finance positions with Glenayre Electronics, Inc. From March 1990 to August 1994, he served as Senior Manager for BDO Siedman, Public Accountants. From July 1982 to March 1990, he held several positions at the accounting firm of KPMG, LLP, most recently as Senior Manager. Mr. Berens received his B.S. in Business from Miami University, Oxford, Ohio and is a Certified Public Accountant in Ohio and North Carolina.

James W. Brown has served as a Director since November 1997 as the designee of SCP Private Equity Partners, LP, one of our stockholders, and as Chairman since October 1999. Mr. Brown has been a Partner of SCP Private Equity Management, L.P., which manages a private equity investment fund, since its inception in 1996. Mr. Brown has also been a Managing Director of CIP Capital Management, Inc. since 1994. From 1989 until 1994, Mr. Brown was Chief of Staff to the Governor of Pennsylvania. Mr. Brown received a J.D. from the University of Virginia and a B.A. from Villanova University's Honors Program.

Richard G. Coffey has served as a Director since August 1998 as the designee of Tandem PCS Investments, L.P., one of our stockholders. Mr. Coffey recently formed and is a Member of Synchrony Capital, LLC ("Synchrony"), a private equity firm located in West Hartford, Connecticut, and since 1998 has been a Member of Tandem GSM Capital, LLC, the Special Limited Partner of Tandem PCS Investments, L.P. From 1996 until forming Synchrony, Mr. Coffey was a Managing Director of Tandem Investments, Inc., a private equity firm. Prior to founding Tandem, Mr. Coffey was Director of Private Investments for the Pennsylvania Public School Employees' Retirement Systems from 1992 to 1996. Mr. Coffey received an M.B.A. from the Darden School of the University of Virginia and an A.B. from Princeton University.

Mark G. Demange has served as Vice President of Engineering since February 1999. Prior to joining the Company, Mr. Demange served in several positions at Zenith Electronics Corp. from October 1996 to February 1999, most recently as Vice President and General Manager of the Cable Modem Business Unit. From June 1989 to October 1996, Mr. Demange held several engineering management positions in Motorola's Wireless Data Group. Mr. Demange holds an M.B.A. from Northern Illinois University, an M.S. in Electrical Engineering from Midwest College of Engineering and a B.S. in Electrical Engineering from Southern Illinois University.

Glenn A. Ehley has served as Senior Vice President of Worldwide Sales and Marketing since February 2000 and from August 1997 until February 2000 served as Vice President of Sales and Marketing. Mr. Ehley joined the Company in July 1995 and served as Director of Marketing. Prior to joining the Company, Mr. Ehley served in several positions at Siemens Stromberg-Carlson, most recently as Senior Product Marketing Manager. Mr. Ehley received an M.B.A. and M.S. in Computer Engineering from Florida Atlantic University and received a B.S. in Computer Science from Illinois Benedictine College.

G. Michael Kirby has been a Director since March 8, 2000. Mr. Kirby has more than 20 years of experience in sales and management with Force10 Networks, Inc., Cisco Systems, Inc. and Wang Laboratories, Inc. In March, 2001, he became Vice President of Worldwide Sales for Force10 Networks, Inc. Prior to that, he spent ten years at Cisco and played leading roles in many market initiatives of the commercial marketplace, including developing and driving the initial field strategy for the Service Provider market. Subsequent to that, he was named Area Vice President for the Eastern United States, followed by a promotion to Vice President, Americas Operations. Mr. Kirby holds a B.S. degree in Economics from Temple University.

William J. Lee has served as Vice President of Services since October 1999. Mr. Lee joined the Company in June 1999 as Director of Services. From January 1985 to June 1999, Mr. Lee served in several capacities with Siemens Information and Communications Networks, most recently as Director of Systems Integrations Services. Prior to joining Siemens, Mr. Lee was a Lecturer at the Midwest College of Engineering in Northern Illinois and held various positions with AT&T Network Systems. Mr. Lee holds a B.S. in Computer Science from Northern Illinois University.

Timothy J. Mahar has served as Vice President of Sales, Latin America since March, 2001. Before that he served as Vice President of Marketing and Business Development since February 2000. Prior to joining the Company, Mr. Mahar served in several sales and marketing management positions at Siemens Information and Communications Networks since 1992. From October 1998 to February 2000 he served as Vice President of Sales and Business Development and from October 1997 to October 1998 as Vice President of Business Solutions. Mr. Mahar holds an M.S. in Electrical Engineering and a B.S. in Computer Engineering from the University of Wisconsin -- Milwaukee.

Leslie D. Shroyer has been a director since June 20, 2000. Prior to his retirement in April 2000, Mr. Shroyer was employed by Motorola, Inc. for 16 years. Most recently, from 1997 through January 2000, Mr. Shroyer served as Senior Vice President and Chief Information Officer for Motorola. In prior Motorola assignments, he was the General Manager of the Internet Software Products Division and responsible for the development of Motorola's voice-over IP network equipment. Mr. Shroyer also served as the General Manager of a cellular business unit that developed and deployed nationwide wireless data communications infrastructure in the U.S., Canada, U.K., Germany, Japan, Singapore, Malaysia, China and Australia. Mr. Shroyer is a member of the board of directors of Click Commerce, Inc., a publicly traded business-to-business e-commerce company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of copies of reports filed by persons ("reporting persons") required to file such reports pursuant to Section 16(a) of the Exchange Act, we believe that all filings required to be made by reporting persons with respect to the year ended December 31, 2000 were timely made in accordance with the requirements of the Exchange Act, except that Mr. Lee inadvertently filed a Form 4 reporting one transaction not on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation awarded to, earned by, or paid to (i) our Chief Executive Officer,
(ii) the four highest compensated executive officers who were serving as executive officers at December 31, 2000, and (iii) the former chief financial officer (collectively, the "named executive officers") for services rendered in all capacities with respect to the fiscal years ended December 31, 1998, 1999 and 2000:

                                                                                                    LONG-TERM
                                                                                                  COMPENSATION
                                                                                                    AWARDS(1)
                                                       ANNUAL COMPENSATION                        ------------
                                                                                     OTHER
                                                                                     ANNUAL         SECURITIES     ALL OTHER
                    NAME AND                        FISCAL    SALARY    BONUS        COMPEN-        UNDERLYING    COMPENSATION
               PRINCIPAL POSITION                    YEAR      ($)       ($)        SATION($)       OPTIONS(#)      ($)(4)
               ------------------                    ----      ---       ---        ---------       ----------      ------
R. Lee Hamilton, Jr..............................   2000     250,000   242,092           --               --         5,100
President, Chief Executive Officer and              1999     222,173    38,961           --          346,491            --
Director                                            1998     178,154        --           --           19,585            --
Glenn A. Ehley...................................   2000     139,554    64,156      268,937 (2)           --         5,100
Senior Vice President of Worldwide Sales and        1999     128,629    20,195      140,806 (2)       75,324            --
Marketing                                           1998     117,231        --       27,978 (2)       10,546            --
Mark G. Demange..................................   2000     167,948   104,124           --               --         4,715
Vice President of Engineering                       1999     150,514    60,000           --           77,545            --
                                                    1998          --        --           --               --            --
William Lee......................................   2000     160,908    70,801           --               --         4,510
Vice President of Services                          1999      80,923    10,000           --           75,325            --
                                                    1998          --        --           --               --            --
Gerry Hattori....................................   2000      91,154    43,750       63,958 (3)           --            --
Former Vice President of Finance, Chief Financial   1999     125,866    60,000           --           77,545            --
Officer, Treasurer and Secretary                    1998          --        --           --               --            --
Tim Mahar........................................   2000     144,231    10,000           --           60,000         3,335
Vice President of Sales, Latin America              1999          --        --           --               --            --
                                                    1998          --        --           --               --            --

(1) Figures in this column show the number of options to purchase shares of our common stock that were granted during the respective fiscal year, notwithstanding the fact that the options may have been granted for services performed in a prior fiscal year. We did not grant any restricted stock awards or stock appreciation rights to any of the named executive officers during the years shown.

(2) Represents performance-based sales commissions.

(3) Represents severance benefits under the Agreement dated May 10, 2000 between AirNet Communications Corporation and Gerald Y. Hattori.

(4) Represents a matching contribution to a defined contribution plan.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options to the named executive officers during the fiscal year ended December 31, 2000:

                                            INDIVIDUAL GRANTS
                                        --------------------------                            POTENTIAL REALIZABLE VALUE AT
                                                       %OF TOTAL                                         ASSUMED
                                                        OPTIONS      EXERCISE                  ANNUAL RATES OF STOCK PRICE
                                        SECURITIES     GRANTED TO       OF                             APPRECIATION
                                        UNDERLYING    EMPLOYEES IN     BASE                          FOR OPTION TERM(1)
                                        OPTION/SARS      FISCAL       PRICE     EXPIRATION    -----------------------------
                 NAME                   GRANTED(#)     YEAR 2000      ($/SH)       DATE        5%($)(2)           10%($)(2)
                 ----                   ----------     ---------      ------       ----        --------           ---------
R. Lee Hamilton, Jr...................        --           --            --           --              --                 --
Glenn R. Ehley........................        --           --            --           --              --                 --
Mark G. Demange.......................        --           --            --           --              --                 --
William Lee...........................        --           --            --           --              --                 --
Gerry Hattori.........................        --           --            --           --              --                 --
Tim Mahar.............................    60,000          10%      $36.4375     02/04/10      $1,374,921         $3,484,319

(1) Options vest in four equal annual installments. The options in this table expire ten years after grant.

(2) These columns show the hypothetical value of the options granted at the end of the option terms if the price of our common stock were to appreciate annually by 5% and 10%, respectively, based on the grant date value of our common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth certain information regarding stock option exercises by the named executive officers during the fiscal year ended December 31, 2000, and stock options held by the named executive officers at December 31, 2000:

                                                                          NO. OF SECURITIES
                                                                       UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED,
                                            SHARES                        OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                           ACQUIRED                       FISCAL YEAR-END             FISCAL YEAR-END(2)
                                              ON         VALUE      ---------------------------   ----------------------------
                                           EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                  NAME                       (#)         ($)(1)         (#)            (#)            ($)             ($)
                  ----                       ---         ------         ---            ---            ---             ---
R. Lee Hamilton, Jr......................  113,274    $3,454,799     105,935        269,660        $455,933       $1,087,594
Glenn R. Ehley...........................   25,261      $770,767      34,733         75,024        $173,656         $352,117
Mark G. Demange..........................   10,000      $296,100       9,386         58,159         $40,923         $253,573
William Lee..............................    1,500       $34,103      17,331         56,494          $9,880          $59,143
Gerald Y. Hattori (3)....................   38,772    $1,087,748           0         38,773              $0         $169,050
Tim Mahar................................        0            $0           0         60,000              $0               $0

(1) Calculated based on the fair market value of our common stock on the date of exercise minus the exercise price, multiplied by the number of shares issued upon exercise of the options.

(2) Calculated by determining the difference between the exercise price of the options and $6.75, the closing price of our common stock on December 31, 2000.

(3) Pursuant to the agreement dated May 10, 2000 between Mr. Hattori and us, one-half of the options we granted to Mr. Hattori in 1999 (38,772 options) vested as of July 18, 2000, the effective date of Mr. Hattori's termination. Under the agreement, the remaining 38,773 options will vest only if there is a "change in control" (as defined in the agreement between Mr. Hattori and us) of the company before July 18, 2001.

COMPENSATION OF DIRECTORS

Non-employee directors are entitled to receive option grants and other awards under the 1999 Equity Incentive Plan. Non-employee directors are currently entitled to receive an award of nonqualified stock options every three years, the amount of which is determined by the Board of Directors in its sole discretion. These director options will have an exercise price equal to the fair market value of our common stock when granted and will vest in 36 equal monthly installments provided the director has attended at least 75% of Board of Director meetings in the 12 months preceding each vesting date, with exception for special circumstances. Unvested options for a particular year will vest on a pro rata basis if a director leaves or is removed from office, provided he met the attendance requirement for the portion of the year he served as a director. All directors will be reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees.

EMPLOYMENT AND OTHER COMPENSATORY ARRANGEMENTS

In October 1999, we entered into an Employee Noncompete and Post-Termination Benefits Agreement with Dr. Hamilton. Pursuant to this Agreement, Dr. Hamilton agreed that he will not compete with the company for a period of one year following any termination of his employment, and we agreed to continue to provide him with his regular weekly salary and benefits during the one-year noncompetition period provided that his termination was not for cause. Notwithstanding the foregoing, Dr. Hamilton may elect to terminate the noncompetition period after nine months, in which case his right to continue receiving salary and benefits would also terminate. The Agreement also provides for accelerated vesting and an extended exercise period with respect to stock options held by Dr. Hamilton at the time of termination of his employment without "cause" or for "good reason" (each as defined in the Agreement).

In addition, we and each of Messrs. Ehley, Demange, Lee, Mahar, Hattori, and Dr. Hamilton entered into an Amendment of the Incentive Stock Option Agreements to which each named executive officer is a party (the "Amendment"). Upon the occurrence of a "termination event" or a "change in control" (each as defined in the Amendment), the Amendment provides in each case for accelerated vesting and an extended exercise period with respect to the stock options held by each such executive officer. The amendment pertaining to Mr. Hattori's stock option agreements was superseded by the provisions relating to vesting of his options set forth in the agreement between Mr. Hattori and us. See footnote 3 to the Aggregated Option Exercises table above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. During the year ended December 31, 2000, Messrs. Brown, Adams, and Coffey served as members of the Compensation Committee. Messrs. Brown, Adams and Coffey are affiliated with SCP Private Equity Partners, L.P. ("SCP"), Adams Capital Management, Inc.("Adams Capital"), and Tandem PCS Investments ("Tandem"), respectively, which each holds more than 5% of the outstanding and issued shares of our common stock acquired in the following financings:

1999 Bridge Financing

In early June 1999, we closed on loans in an aggregate amount of $800,000 from certain existing stockholders or related affiliates. SCP and Adams Capital each participated in this bridge financing in the amount of $200,000. The loans were evidenced by demand promissory notes and accrued interest at the prime rate plus 2% per annum. The demand notes were canceled and exchanged for convertible promissory notes as part of the initial closing of our convertible promissory notes and warrant offering.

In mid-June 1999, we closed on $6.0 million of convertible promissory notes along with warrants to purchase approximately 490,663 shares of our common stock. In July and August 1999, we closed on an additional $338,187 of convertible promissory notes along with warrants to purchase approximately 27,656 shares of our common stock. All of the warrants have an exercise price of $3.67 per share. Among the purchasers of the convertible promissory notes and warrants were SCP ($2,500,000), Adams Capital ($600,000), and Tandem ($2,000,000). The principal and accrued interest under the outstanding convertible promissory notes totalling $6,485,985 were automatically converted into shares of our Series G preferred stock upon the closing of the Series G financing.

Series G Financing

In September 1999, we raised $30.0 million in gross proceeds from the sale of Series G preferred stock to 45 investors, at a per share purchase price of $0.13, including conversion of principal and accrued interest under $6.5 million of the convertible promissory notes issued in the 1999 bridge financing. Among the investors in the Series G offering were Tandem ($48,027), Adams Capital ($490,045), and SCP ($1,860,034.25).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the ownership of our common stock as of March 26, 2001 by (i) persons we know to be beneficial owners of more than 5% of our common stock, (ii) our directors, (iii) the named executive officers, and (iv) all executive officers and directors as a group:

                                                                                 SHARES OF COMMON STOCK
                                                                                 BENEFICIALLY OWNED (1)
                                                                                ------------------------
                           BENEFICIAL OWNER                                     SHARES (2)       PERCENT
                           ----------------                                     ----------       -------
SCP Private Equity Partners, LP
800 The Safeguard Building 435 Devon Park Drive
Wayne, PA 19087...........................................................     3,817,514 (3)      15.91%
VFC Capital, Inc.
1025 West NASA Boulevard
Melbourne, FL 32919.......................................................     3,612,708 (4)      15.05%
Funds managed by:
Adams Capital Management, Inc.
518 Broad Street Sewickley, PA 15143......................................     2,703,352 (5)      11.36%

                                                                                 SHARES OF COMMON STOCK
                                                                                 BENEFICIALLY OWNED (1)
                                                                                ------------------------
                           BENEFICIAL OWNER                                     SHARES (2)       PERCENT
                           ----------------                                     ----------       -------
Tandem PCS Investments, LP
c/o Live Cycles Holding Co.,
1981 McGill College Avenue, 7th Floor
Montreal, Quebec H3A 1G1, Canada..........................................     2,313,205 (6)       9.66%
Funds managed by:
Patricof & Co. Ventures, Inc.
445 Park Avenue New York, NY 10022........................................     2,211,078 (7)       9.29%
Joel P. Adams.............................................................     2,703,352 (8)      11.36%
James W. Brown............................................................     3,817,514 (9)      15.91%
Richard G. Coffey.........................................................     2,313,205 (10)     9.66%
G. Michael Kirby..........................................................        10,806 (11)        *
Leslie D. Shroyer.........................................................         8,112 (12)        *
R. Lee Hamilton, Jr.......................................................       310,731 (13)      1.3%
Mark G. Demange...........................................................        39,773 (14)        *
Glenn A. Ehley............................................................        99,302 (15)        *
Gerald Y. Hattori.........................................................        19,772             *
William J. Lee............................................................        19,331 (16)        *
Timothy J.  Mahar.........................................................        15,000 (17)        *
All executive officers and directors as a group (10 persons)..............     8,571,198         35.01%

* Indicates less than 1%

(1) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days after March 26, 2001. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Each beneficial owner has sole voting and investment power with respect to the shares listed in the table, unless otherwise indicated by footnote.

(2) Information is as of March 26, 2001.

(3) As reported in the Schedule 13D filed on behalf of SCP Private Equity Partners, L.P., of this amount 3,642,130 shares are beneficially held by SCP Private Equity Partners, L.P., which amount includes 204,443 shares issuable upon exercise of a warrant; 169,799 shares are beneficially held by CIP Capital, L.P.; and 1,400 shares and options for 4,185 shares exercisable within 60 days after March 26, 2001 are beneficially held by James W. Brown. SCP and Mr. Brown each has shared voting and dispositive powers as to 3,817,514 shares.

(4) Includes 210,880 shares issuable upon exercise of a warrant.

(5) As reported in the Schedule 13G filed on behalf of Adams Capital Management, L.P. ("ACM"), of this amount 1,641,874 shares are beneficially held by ACM, and ACM has shared voting and dispositive power with respect to these shares. The amount beneficially owned by ACM also includes 785,700 shares beneficially held by The P/A Fund, L.P., 271,593 shares held by Fostin Capital Associates II, and options for 4,185 shares exercisable within 60 days after March 26, 2001.

(6) As reported in the Schedule 13G filed on behalf of Tandem PCS Investments, L.P. ("Tandem"), this amount includes 163,555 shares issuable upon exercise of a warrant. The amount beneficially owned by Tandem includes options for 4,185 shares exercisable within 60 days after March 26, 2001.

(7) As reported in the Schedule 13G filed on behalf of Patricof & Co. Venture, Inc. ("Patricof"), this amount includes 994,392 shares beneficially held by APA Excelsior III, L.P., 378,958 shares beneficially held by APA Excelsior III/Offshore, L.P., 785,700 shares beneficially held by The P/A Fund, L.P., which is co-managed by APA Pennsylvania Partners II and Fostin Capital Partners II (see footnotes 5 and 8), and 52,028 shares beneficially held by Landmark Equity Partners V, L.P. Patricof has shared voting and dispositive power with respect to 2,211,078.

(8) As reported in the Schedule 13G filed on behalf of Adams Capital Management, L.P. ("ACM"), of this amount 1,641,874 shares are beneficially held by ACM, and ACM has shared voting and dispositive power with respect to these shares. The amount beneficially owned by Mr. Adams also includes 785,700 shares beneficially held by The P/A Fund, L.P., 271,593 shares beneficially held by Fostin Capital Associates II, and options for 4,185 shares exercisable within 60 days after March 26, 2001. Mr. Adams is the President of Adams Capital Management, which manages the assets of Fostin Capital Corp. which is a general partner of Adams Capital Management, L.P. and of Fostin Capital Partners II, which is a general partner of The P/A Fund, L.P. Mr. Adams is also Vice President of Fostin Capital Corp. Mr. Adams disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(9) As reported in the Schedule 13D filed on behalf of SCP Private Equity Partners, L.P., of this amount 3,437,687 shares are beneficially held by SCP Private Equity Partners, L.P., which amount includes 204,443 shares issuable upon exercise of a warrant; 169,799 shares are beneficially held by CIP Capital, L.P.; and 1,400 shares and options for 4,185 shares exercisable within 60 days after March 26, 2001 are beneficially held by James W. Brown. SCP and Mr. Brown each has shared voting and dispositive powers as to 3,817,514 shares. Mr. Brown is a Partner of SCP Private

Equity Partners, L.P. and Managing Director of CIP Capital, L.P. Mr. Brown disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(10) As reported in the Schedule 13G filed on behalf of Tandem PCS Investments, L.P., this amount includes 163,555 shares issuable upon exercise of a warrant. The amount beneficially owned by Mr. Coffey also includes options for 4,185 shares exercisable within 60 days after March 26, 2001. Mr. Coffey is a Managing Member of the Special Limited Partner of Tandem PCS Investments, LP. Mr. Coffey disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(11) Includes options for 1,806 shares exercisable within 60 days after March 26, 2001.

(12) Includes options for 3,612 shares exercisable within 60 days after March 26, 2001.

(13) Includes options for 189,992 shares exercisable within 60 days after March 26, 2001.

(14) Includes options for 28,773 shares exercisable within 60 days after March 26, 2001.

(15) Includes options for 58,001 shares exercisable within 60 days after March 26, 2001.

(16) Includes options for 17,331 shares exercisable within 60 days after March 26, 2001.

(17) Includes options for 15,000 shares exercisable within 60 days after March 26, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 9, 2000, Dr. Hamilton executed a secured promissory note in our favor in the amount of $112,660 at an interest rate of 6.01% per annum. The principal represents the amount we loaned to Dr. Hamilton to cover the exercise of his options to purchase 113,274 shares of our common stock in February 2000. Dr. Hamilton pledged the common stock under an Account Control Agreement dated as of October 2, 2000 among Dr. Hamilton, Salomon Smith Barney Inc. and us as security for the note. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on November 9, 2005, the fifth anniversary of the date of the note. The first interest payment, which is payable semi-annually, will become due on May 9, 2001. As of the date of this report, the entire principal amount of the note is outstanding.

On March 14, 2001, Dr. Hamilton executed a non-recourse promissory note in our favor in the amount of $995,133.00 at an interest rate of 5.07% per annum secured by his pledge of stock under the Account Control Agreement. The principal represents the amount we loaned to Dr. Hamilton to satisfy the alternative minimum tax liability Dr. Hamilton incurred in connection with the exercise of his options in February 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 14, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount of the note is outstanding.

On March 16, 2001, Mr. Ehley executed a non-recourse promissory note in our favor in the amount of $221,997.00 at an interest rate of 5.07% per annum. The note is secured by the pledge of Mr. Ehley's stock under an Account Control Agreement dated as of March 16, 2001 among Mr. Ehley, Salomon Smith Barney Inc. and us. The principal represents the amount we loaned to Mr. Ehley to satisfy the alternative minimum tax liability Mr. Ehley incurred in connection with the exercise of options to purchase 25,261 shares of our common stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 16, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount of the note is outstanding.

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

******4.6    Rights Agreement dated January 9, 2001 between Airnet
             Communications Corporation and Continental Stock Transfer
             & Trust Company.

      4.7 Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation.

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

  ***10.7 Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Mark G. Demange.

  ***10.8 Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn
             A. Ehley.

  ***10.9 Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

 ****10.10   Agreement dated May 10, 2000 between AirNet Communications
             Corporation and Gerald Y. Hattori.

*****10.11   First Amendment To 1999 Equity Incentive Plan of Airnet
             communications Corporation.

     10.12 Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

     10.13 Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

     10.14 Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

     10.15 Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

     10.16 Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

     10.17 Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997.00 made by Glenn Ehley in favor of AirNet Communications Corporation.

     10.18 Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of March 16, 2001.

    *16.1 Letter from Ernst & Young LLP regarding change in independent accountants.

     23.1    Consent of Deloitte & Touche LLP.


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

     ** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

   *** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

   **** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

   ***** Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.

   ****** Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.


b.       Reports on Form 8-K

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 27, 2000 reporting One event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AIRNET COMMUNICATIONS CORPORATION

Date:   April 3, 2001              By: /s/ R. Lee Hamilton, Jr.
                                           R. Lee Hamilton, Jr.
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 2001.

/s/ R. Lee Hamilton, Jr.     Director, President and Chief Executive Officer
---------------------------    (Principal Executive Officer)
R. Lee Hamilton, Jr.

/s/ John C. Berens           Vice President of Finance, Chief Financial Officer,
---------------------------    Treasurer and Secretary (Principal Financial
John C. Berens                 and Accounting Officer)


/s/ Joel P. Adams            Director
---------------------------
Joel P. Adams


/s/ James W. Brown           Director
---------------------------
James W. Brown


/s/ Richard G. Coffey        Director
---------------------------
Richard G. Coffey


/s/ G. Michael Kirby         Director
---------------------------
G. Michael Kirby


/s/ Leslie D. Shroyer        Director
---------------------------
Leslie D. Shroyer

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                    DESCRIPTION OF DOCUMENT


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

  ******4.6    Rights Agreement dated January 9, 2001 between Airnet
               Communications Corporation and Continental Stock Transfer &
               Trust Company.

        4.7 Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation.

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

    ***10.7 Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Mark G. Demange.

    ***10.8 Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn
               A. Ehley.

    ***10.9 Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

   ****10.10   Agreement dated May 10, 2000 between AirNet Communications
               Corporation and Gerald Y. Hattori.

  *****10.11   First Amendment To 1999 Equity Incentive Plan of Airnet
               communications Corporation.

       10.12 Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

       10.13 Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr.

       10.14 Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

       10.15 Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

       10.16 Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

       10.17 Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997.00 made by Glenn Ehley in favor of AirNet Communications Corporation.

       10.18 Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of March 16, 2001.

      *16.1 Letter from Ernst & Young LLP regarding change in independent accountants.

       23.1    Consent of Deloitte & Touche LLP.

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

       ** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

      *** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

   **** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

   ***** Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.

   ****** Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.

                        AIRNET COMMUNICATIONS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report.............................................   F-2

Balance Sheets at December 31, 2000 and 1999.............................   F-3

Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998.........................................   F-5

Statements of Stockholders' Equity for the Years Ended
December 31, 2000, 1999 and 1998.........................................   F-6

Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998.........................................   F-7

Notes to Financial Statements............................................   F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AirNet Communications Corporation:

We have audited the accompanying balance sheets of AirNet Communications Corporation (the Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Orlando, Florida
February 9, 2001
(April 2, 2001 as to Note 14)

AIRNET COMMUNICATIONS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                                                                    DECEMBER 31,
                                                                           ------------------------------

                                                                                2000             1999
                                                                           -------------    -------------
ASSETS:
CURRENT ASSETS:
           Cash and cash equivalents                                       $  28,867,483    $ 100,422,471
           Accounts receivable - net of allowance for doubtful accounts
             of $4,060,628 and $1,673,823 in 2000 and 1999, respectively       8,217,459       10,122,327
           Inventories                                                        32,769,004       15,978,196
           Notes receivable - net of allowance for loss of $3,729,482          5,931,743               --
           Other                                                               1,028,335          500,317
                                                                           -------------    -------------

                                                                              76,814,024      127,023,311
                                                                           -------------    -------------

PROPERTY AND EQUIPMENT:
           Test equipment and other                                           10,703,564        5,147,604
           Computer equipment                                                  5,752,974        3,478,001
           Software                                                            3,251,296        2,131,409
           Office equipment, furniture, and fixtures                             789,867          500,236
           Leasehold improvements                                              1,126,492          536,908
                                                                           -------------    -------------

                                                                              21,624,193       11,794,158
           Accumulated depreciation and amortization                          (9,960,430)      (7,825,944)
                                                                           -------------    -------------

                                                                              11,663,763        3,968,214
                                                                           -------------    -------------

OTHER LONG-TERM ASSETS:
           Long-term notes receivable, less current portion                    3,060,545               --
           Other long-term assets                                                596,130           21,435
                                                                           -------------    -------------
                                                                               3,656,675           21,435
                                                                           -------------    -------------

                                                                           $  92,134,462    $ 131,012,960
                                                                           =============    =============

         See notes to financial statements

                                   (Continued)

AIRNET COMMUNICATIONS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999


                                                                                               DECEMBER 31,
                                                                                      ------------------------------

                                                                                          2000             1999
                                                                                      -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
           Accounts payable                                                           $  13,197,583    $   6,463,495
           Accrued expenses                                                               4,135,480        2,101,192
           Current portion of capital lease obligations                                     802,911          540,252
           Customer deposits                                                              2,398,435        5,234,272
           Deferred revenues                                                              7,161,346        8,209,005
                                                                                      -------------    -------------

                                                       Total current liabilities         27,695,755       22,548,216
                                                                                      -------------    -------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                             215,533          201,446
                                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
           Preferred stocks                                                                      --               --
           Common stock - $.001 par value, 50,000,000 shares authorized, 23,764,845 and 23,233,146 shares issued and outstanding at December 31, 2000 and
             1999, respectively                                                              23,765           23,233
           Additional paid-in capital                                                   211,739,682      211,235,646
           Accumulated deficit                                                         (146,426,894)    (101,403,341)
           Deferred stock-based compensation                                             (1,000,719)      (1,592,240)
           Note receivable - officer                                                       (112,660)              --
                                                                                      -------------    -------------

                                                       Total stockholders' equity        64,223,174      108,263,298
                                                                                      -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  92,134,462    $ 131,012,960
                                                                                      =============    =============

         See notes to financial statements.

                                   (Concluded)

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                 YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------

                                                           2000            1999            1998
                                                       ------------    ------------    ------------
NET REVENUES                                           $ 34,332,046    $ 17,756,062    $  4,462,001

COST OF REVENUES                                         31,204,225      11,243,918       2,867,076
                                                       ------------    ------------    ------------

                   Gross profit                           3,127,821       6,512,144       1,594,925
                                                       ------------    ------------    ------------

OPERATING EXPENSES:
             Research and development                    29,457,209      15,752,943      13,134,459
             Sales and marketing                         10,410,423       4,727,406       2,709,453
             General and administrative                  12,577,829       3,006,206       3,744,787
             Stock-based compensation                       378,251         213,965         859,293
                                                       ------------    ------------    ------------

                   Total costs and expenses              52,823,712      23,700,520      20,447,992
                                                       ------------    ------------    ------------

LOSS FROM OPERATIONS                                    (49,695,891)    (17,188,376)    (18,853,067)
                                                       ------------    ------------    ------------

OTHER INCOME (EXPENSE):
             Interest income                              4,699,926         829,117         430,191
             Interest expense                               (82,567)       (215,975)       (373,242)
             Other - net                                     54,979          (4,081)         19,870
                                                       ------------    ------------    ------------

NET LOSS                                                (45,023,553)    (16,579,315)    (18,776,248)

PREFERRED DIVIDENDS                                              --      18,646,390       5,616,152
                                                       ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           $(45,023,553)   $(35,225,705)   $(24,392,400)
                                                       ============    ============    ============

NET LOSS PER SHARE ATTRIBUTABLE TO
             COMMON STOCKHOLDERS - Basic and diluted   $      (1.91)   $     (18.31)   $     (81.88)
                                                       ============    ============    ============

WEIGHTED AVERAGE SHARES USED IN CALCULATING
             BASIC AND DILUTED LOSS PER COMMON SHARE     23,579,467       1,923,360         297,895
                                                       ============    ============    ============

See notes to financial statements

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                PREFERRED STOCKS              COMMON STOCK       ADDITIONAL
                                          -----------------------------   -------------------     PAID-IN       ACCUMULATED
                                               SHARES         AMOUNT        SHARES    AMOUNT      CAPITAL         DEFICIT
                                          --------------   ------------   ----------  -------  -------------   -------------
BALANCE AT DECEMBER 31, 1997                 459,672,099   $  4,596,720      260,399  $   260  $  74,433,994   $ (66,047,778)
  Conversion of note to Series E
    preferred stock                          112,296,970      1,122,970           --       --      2,842,717              --
  Issuance of Series F preferred stock       283,471,155      2,834,712           --       --     12,567,498              --
  Stock-based compensation                            --             --           --       --      1,002,736              --
  Exercise of common stock options                    --             --      105,279      105         28,770              --
  Amortization of deferred stock-based
    compensation                                      --             --           --       --             --              --
  Net loss                                            --             --           --       --             --     (18,776,248)
                                          --------------   ------------   ----------  -------  -------------   -------------

BALANCE AT DECEMBER 31, 1998                 855,440,224      8,554,402      365,678      365     90,875,715     (84,824,026)
  Issuance of warrants in connection
    with Bridge Notes                                 --             --           --       --      1,032,180              --
  Conversion of notes to Series G
    preferred stock                           49,892,191        498,922           --       --      5,987,063              --
  Issuance of Series G preferred stock       180,877,040      1,808,770           --       --     19,972,453              --
  Stock-based compensation                            --             --           --       --      1,662,762              --
  Exercise of common stock options                    --             --      212,777      213        187,501              --
  Amortization of deferred stock-based
    compensation                                      --             --           --       --             --              --
  Conversion of preferred stocks to
    common stock                          (1,086,209,455)   (10,862,094)  16,256,089   16,256     10,845,838              --
  Public offering, net of offering costs              --             --    6,325,000    6,325     80,402,089              --
  Exercise of warrants                                --             --       73,602       74        270,045              --
  Net loss                                            --             --           --       --             --     (16,579,315)
                                          --------------   ------------   ----------  -------  -------------   -------------

BALANCE AT DECEMBER 31, 1999                          --             --   23,233,146   23,233    211,235,646    (101,403,341)
  Forfeitures of stock options                        --             --           --       --       (213,270)             --
  Exercise of common stock options                    --             --      521,489      522        771,767              --
  Amortization of deferred stock-based
    compensation                                      --             --           --       --             --              --
  Public offering costs                               --             --           --       --        (91,921)             --
  Exercise of warrants                                --             --       10,210       10         37,460              --
  Note receivable from officer                        --             --           --       --             --              --
  Net loss                                            --             --           --       --             --     (45,023,553)
                                          --------------   ------------   ----------  -------  -------------   -------------

BALANCE AT DECEMBER 31, 2000                          --   $         --   23,764,845  $23,765  $ 211,739,682   $(146,426,894)
                                          ==============   ============   ==========  =======  =============   =============

                                             DEFERRED        NOTE
                                            STOCK-BASED   RECEIVABLE-
                                            COMPENSATION    OFFICER        TOTAL
                                            ------------  -----------  -------------
BALANCE AT DECEMBER 31, 1997                $        --    $      --   $  12,983,196
  Conversion of note to Series E
    preferred stock                                  --           --       3,965,687
  Issuance of Series F preferred stock               --           --      15,402,210
  Stock-based compensation                   (1,002,736)          --              --
  Exercise of common stock options                   --           --          28,875
  Amortization of deferred stock-based
    compensation                                859,293           --         859,293
  Net loss                                           --           --     (18,776,248)
                                            -----------    ---------   -------------

BALANCE AT DECEMBER 31, 1998                   (143,443)          --      14,463,013
  Issuance of warrants in connection
    with Bridge Notes                                --           --       1,032,180
  Conversion of notes to Series G
    preferred stock                                  --           --       6,485,985
  Issuance of Series G preferred stock               --           --      21,781,223
  Stock-based compensation                   (1,662,762)          --              --
  Exercise of common stock options                   --           --         187,714
  Amortization of deferred stock-based
    compensation                                213,965           --         213,965
  Conversion of preferred stocks to
    common stock                                     --           --              --
  Public offering, net of offering costs             --           --      80,408,414
  Exercise of warrants                               --           --         270,119
  Net loss                                           --           --     (16,579,315)
                                            -----------    ---------   -------------

BALANCE AT DECEMBER 31, 1999                 (1,592,240)          --     108,263,298
  Forfeitures of stock options                  213,270           --              --
  Exercise of common stock options                   --           --         772,289
  Amortization of deferred stock-based
    compensation                                378,251           --         378,251
  Public offering costs                              --           --         (91,921)
  Exercise of warrants                               --           --          37,470
  Note receivable from officer                       --     (112,660)       (112,660)
  Net loss                                           --           --     (45,023,553)
                                            -----------    ---------   -------------

BALANCE AT DECEMBER 31, 2000                $(1,000,719)   $(112,660)  $  64,223,174
                                            ===========    =========   =============

         See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                          2000            1999           1998
                                                                                     -------------   -------------   ------------
OPERATING ACTIVITIES:
        Net loss                                                                     $ (45,023,553)  $ (16,579,315)  $(18,776,248)
        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization on assets                                   2,140,245       1,697,915      1,914,075
               Amortization of deferred stock-based compensation                           378,251         213,965        859,293
               Provision for losses on accounts and notes receivable                     7,272,952           8,612      1,665,211
               Write down for inventory obsolescence                                     5,622,323          89,085        187,802
               Changes in operating assets and liabilities:
                      Accounts and notes receivable                                     (8,330,025)     (7,216,524)    (2,201,993)
                      Inventories                                                      (22,413,131)     (8,260,405)    (5,458,881)
                      Other current assets                                                (528,018)       (167,370)      (101,324)
                      Other long-term assets                                              (574,695)        (17,168)       128,234
                      Accounts payable                                                   6,734,088       4,289,116        862,708
                      Accrued expenses                                                   2,034,288       1,440,565        362,701
                      Customer deposits                                                 (2,835,837)      4,079,668      1,154,604
                      Deferred revenue                                                  (7,078,006)      5,310,883      1,612,389
                                                                                     -------------   -------------   ------------

                            Net cash used in operating activities                      (62,601,118)    (15,110,973)   (17,791,429)
                                                                                     -------------   -------------   ------------

INVESTING ACTIVITIES - Cash paid for property and equipment                             (8,699,688)     (1,471,925)      (855,175)
                                                                                     -------------   -------------   ------------

FINANCING ACTIVITIES:
        Net proceeds from issuance of notes payable                                             --       6,338,187             --
        Net proceeds from issuance of preferred and common stocks                          717,838     103,679,650     15,431,085
        Note receivable issued to officer                                                 (112,660)
        Principal payments on capital lease obligations                                   (859,360)       (592,950)      (551,795)
                                                                                     -------------   -------------   ------------

                            Net cash (used in) provided by financing activities           (254,182)    109,424,887     14,879,290
                                                                                     -------------   -------------   ------------

NET INCREASE (DECREASE) IN CASH                                                        (71,554,988)     92,841,989     (3,767,314)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       100,422,471       7,580,482     11,347,796
                                                                                     -------------   -------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  28,867,483   $ 100,422,471   $  7,580,482
                                                                                     =============   =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
        Cash paid during the period for interest                                     $      82,567   $     150,357   $    373,242
                                                                                     =============   =============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES:
               Property and equipment acquired under capital lease obligations       $   1,136,106   $     912,295   $    368,002
                                                                                     =============   =============   ============

               Sales under long-term note arrangements                               $   6,030,347   $          --   $         --
                                                                                     =============   =============   ============

               Preferred stock issued in exchange for conversion of notes
                      and interest due                                               $          --   $   6,485,985   $  3,965,687
                                                                                     =============   =============   ============

               Preferred stocks exchanged for common stock                           $          --   $  10,862,094   $         --
                                                                                     =============   =============   ============

               Issuance of warrants in connection with convertible notes             $          --   $   1,032,180   $         --
                                                                                     =============   =============   ============

         See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  NATURE OF OPERATIONS, BUSINESS OPERATIONS AND LIQUIDITY

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

        BUSINESS OPERATIONS AND LIQUIDITY - The Company has experienced net operating losses and negative cash flows since inception and as of December 31, 2000, has an accumulated deficit of $146 million. Cash used in operations for the years ended December 31, 2000, 1999, and 1998 was $62.6 million, $15.1 million, and $17.8 million, respectively, and it is likely that cash flow from operations will be negative in 2001. At December 31, 2000, the Company's principal source of liquidity was $28.9 million of cash and cash equivalents. The Company has no credit facilities. As further described in Note 14, the Company obtained on April 2, 2001 binding commitments from investors for a private placement of equity totaling $30 million, contingent only on the approval by the common stockholders, to be funded by May 4, 2001. Management believes that this capital, along with existing cash balances, will provide the Company sufficient liquidity to fund operations through 2001. However, if negative cash flows from operations in 2001 exceed the current estimate, the Company's liquidity could become strained in the latter part of 2001.

        The Company's future results of operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company currently believes that sales will increase from fourth quarter of 2000 levels in the first and second quarters of 2001, and increase at higher growth rates in the third and fourth quarters of 2001. If such third and fourth quarter sales do not materialize, the Company will have to reduce its expenses to maintain cash levels necessary to sustain its operations. To generate the necessary sales levels, the Company has significantly increased its sales force. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to reach profitability. The Company believes that funding, additional to the commitments described above, will be required and several alternatives are possible, including private placement financing. However, no assurances can be given that financing can be arranged on terms acceptable to the Company, if at all.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        STOCK SPLIT - In October 1999, the Board of Directors approved a reverse stock split of common stock of 1 share for 66.38 shares. All common stock and per share information has been retroactively restated to reflect this reverse split for all periods presented.

        USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        VULNERABILITY DUE TO CERTAIN CONCENTRATIONS AND OTHER RISKS - The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable; hence, the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are billed as contractual milestones are met, including deposits of up to 50% of the contracted amount at the inception of the contract. However, collection of the entire amounts due under the Company's contracts to date have lagged behind shipment of products due to the substantial time period between shipment and the fulfillment of post-shipment contractual obligations. As of December 31, 2000 and 1999, the total due from two customers represented 51% and 70%, respectively, of accounts and notes receivable, with one customer representing 37% and 45%, respectively, of accounts and notes receivable.

        The Company's customers are comprised primarily of cellular service providers. To date, the majority of the Company's sales have been to customers in the United States, wherein communications are subject to the regulations imposed by the U.S. Federal Communications Commission. Total sales outside the U.S. commenced in 2000 and totaled approximately $4,000,000 in 2000.

        LONG-LIVED ASSETS - The Company periodically reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest) attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is required to be recognized. The amount of the loss is measured by the difference between the asset carrying value and its fair value less costs to sell. No impairment losses were recorded in 2000, 1999, or 1998

        COMPREHENSIVE INCOME - Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. There were no changes in equity during the years presented herein exclusive of investments by owners and losses from operations. As such, the comprehensive loss for all periods presented is equal to the amount shown on the statement of operations as net loss.

      STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) requires disclosures of stock-based compensation arrangements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its employee stock-based compensation awards. (See Note 8 for the effect on net loss if the Company had applied the fair value method as prescribed by Statement 123.)

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

      REVENUE RECOGNITION - Revenue is recognized for direct product sales (including sales made through agents) when a customer has placed the product in service, completed specified acceptance testing procedures, or has otherwise accepted the product. Historically, unless the customer agrees to accept the product upon shipment, revenues on product shipped have been deferred until such time that the acceptance conditions of the customer contract were satisfied. During late 2000, the Company's history with the customer acceptance of its products was sufficient to recognize revenue upon shipment as long as the fee was considered fixed and determinable. As a result of this determination, $2,458,109 was recognized as revenue during the fourth quarter of 2000. The Company began offering extended payment terms evidenced by long-term notes during 2000 in select direct sales arrangements. Revenue related to sales under long-term note agreements is deferred until the acceptance conditions are met and payments become due under the notes.

      Also during 2000, the Company initiated sales to Original Equipment Manufacturers (OEMs). Revenue is recognized for OEM product sales when title to the product passes to the OEM customer. Typically, for an OEM product sale, title passes to the OEM customer at the point of shipment.

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

      RECENT PRONOUNCEMENT - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), is effective for all fiscal years beginning after June 15, 2000. Statement 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statements of operations when the hedged item affects earnings. Statement 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

      Management has completed its evaluation of the various issues related to Statement 133, including performing an inventory of derivative and embedded derivative instruments and has not identified any material derivatives as of January 1, 2001. As a result, when the Company adopted Statement 133, as amended, on January 1, 2001, the effect was not material to the Company.

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

                                                         YEARS ENDED DECEMBER 31,
                                                ------------------------------------------
                                                    2000           1999           1998
                                                ------------   ------------   ------------
Net loss                                        $ 45,023,553   $ 16,579,315   $ 18,776,248
                                                ------------   ------------   ------------

Plus preferred dividends:
            Series A                                      --        660,675        709,254
            Series B                                      --        881,749        946,584
            Series C                                      --      1,676,712      1,800,000
            Series D                                      --        502,536        539,487
            Series E                                      --      1,441,511      1,307,505
            Series F                                      --      1,167,446        313,322
            Series G                                      --        600,000             --
            Series G preferred deemed dividend            --     11,715,761             --
                                                ------------   ------------   ------------
                                                          --     18,646,390      5,616,152
                                                ------------   ------------   ------------

Net loss attributable to common stockholders    $ 45,023,553   $ 35,225,705   $ 24,392,400
                                                ============   ============   ============

Weighted average common shares outstanding        23,579,467      1,923,360        297,895
                                                ============   ============   ============

Net loss per share attributable to common
     stockholders, basic and diluted            $      (1.91)  $     (18.31)  $     (81.88)
                                                ------------   ------------   ------------

      For the above-mentioned periods, the Company had securities outstanding that may have diluted earnings per share but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. The potential number of common shares into which these outstanding securities were convertible are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                2000        1999       1998
                                             ---------  ----------  ---------

Convertible preferred stock                         --  12,727,284  8,601,029
Outstanding options                          1,404,910   1,098,446    273,599
Warrants                                       531,086     448,664    169,173
                                             ---------  ----------  ---------

Total                                        1,935,996  14,274,394  9,043,801
                                             =========  ==========  =========

Weighted average exercise price of options   $    5.31  $     3.08  $    1.33
                                             =========  ==========  =========

Weighted average exercise price of warrants  $    3.31  $     3.18  $    2.36
                                             =========  ==========  =========

3.  INVENTORIES


                                          AS OF DECEMBER 31,
                                       ------------------------
                                           2000         1999
                                       -----------  -----------
Raw Materials                          $19,003,685  $ 6,929,348
Work in Process                          4,165,204    2,659,758
Finished Goods                           3,877,826           --
Finished Goods Delivered to Customers    5,722,289    6,389,090
                                       -----------  -----------

                                       $32,769,004  $15,978,196
                                       ===========  ===========

      During the fourth quarter of 2000, approximately $7,300,000 was recorded to cost of sales as an inventory charge. The majority of this charge is related to materials purchased to fill purchase orders from one customer that were cancelled. Due to the large amount of materials purchased to fill the orders and timing of the introduction of new products, the company established additional reserves for excess and obsolete inventory of $5,300,000. The remaining $2,000,000 was recorded as a write-off to the inventory balance.

4.  ACCOUNTS AND NOTES RECEIVABLE

        Accounts and notes receivable have increased from $10,122,327 (net of allowance for doubtful accounts of $1,673,823) at December 31, 1999 to $17,209,747 (net of the allowance for doubtful accounts of $8,790,110) at December 31, 2000. In mid-2000, management decided to provide vendor financing in select situations. In early July 2000, one customer with an open account balance was converted to a collateralized short-term note totaling $9,015,051. At December 31, 2000, $12,721,716 was due
        under collateralized note arrangements, with $9,015,051 maturing on December 31, 2000. All notes issued bear market rates of interest.

        The Company did not receive the amount maturing at year-end under the note arrangement on or after December 31, 2000, and, accordingly provided for an allowance against the estimated loss exposure under the note as of December 31, 2000. As further described in Note 14, the Company reached a mediated settlement with the customer on March 29, 2001. The settlement agreement provides for recovery of inventory, application of cash deposits and a cash payment of $3 million to be paid on or before July 30, 2001 which in the aggregate is sufficient to settle the customer's account without further loss to the Company.

        Provision for doubtful accounts amounted to $7,272,952, $8,612, and $1,665,211 for the years ended December 31, 2000, 1999, and 1998, respectively. The allowance for doubtful accounts related to accounts receivable of $4,060,628 at December 31, 2000 is considered adequate by management, based on current knowledge of customer status' and market conditions, to absorb possible losses in the accounts receivable portfolio. However, as further described in Note 12 below, the Company has filed a lawsuit against another vendor of the customer which issued the Company the $9,015,051 note in July 2000.

5.  CONVERTIBLE NOTE AND WARRANT

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

        Harris exercised its right of conversion of the note with a carrying value of $3,965,687 in September 1998 and received 112,296,970 shares of the Company's Series E voting convertible preferred stock and the note was canceled. Harris has since transferred ownership of the warrant to its wholly owned subsidiary, VFC Capital, Inc. The warrant remains outstanding at December 31, 2000, and due to the automatic conversion feature of the Series E voting cumulative preferred stock, is now convertible into 169,173 shares of common stock at an exercise price of $2.36 per share.

6.  BRIDGE FINANCING

        Through a private placement in June and July 1999, the Company issued $6,338,187 of securities comprised of convertible promissory notes (Bridge Notes) with attached warrants (the Bridge Warrants). The investors in these securities were also preferred stockholders. The Bridge Notes, which were to mature on December 11, 2000, bore interest at a rate of prime plus 2% and were payable upon maturity. The Bridge Notes were collateralized by a security interest in all assets of the Company, subordinated to a first lien for any debt incurred to finance receivables and inventory. The Bridge Notes were automatically convertible in the event that the Company closed on a private financing of at least $10 million or closed on an initial public offering of the Company's common stock. As of September 16, 1999, the carrying value and accrued interest on the Bridge Notes totalling $6,485,985 was converted into Series G senior voting convertible preferred stock.

        The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 490,663 shares of common stock at $3.67 per share were issued; 367,046 warrants were outstanding at December 31, 2000. The Bridge Warrants expire on June 11, 2009. The fair value of the Bridge Warrants was calculated at $1,032,180 and was accounted for as a discount on the Bridge Notes. The fair value was determined using the Black-Scholes model based upon the following assumptions:

                Volatility                                    40.7%
                Expected life                              10 years
                Fair value of stock                          $ 3.67
                Dividend rate                                    0%
                Risk-free interest rate                       6.11%

7.  PREFERRED STOCKS

      The Company had the following preferred stocks outstanding as of December 31, 1998 and until completion of the Company's initial public offering (see below):

      Series A voting convertible cumulative preferred stock, $.01 par value,
        12,000,000 shares authorized, 11,940,301 shares
         issued and outstanding                                                        $119,403
         Series B voting convertible cumulative preferred stock,
         $.01 par value, 3,300,000 shares authorized, 3,230,341 shares
         issued and outstanding                                                          32,303
      Series C voting convertible cumulative preferred stock,
        $.01 par value, 5,000,000 shares authorized, issued, and outstanding             50,000
      Series D voting convertible cumulative preferred stock,
        $.01 par value, 13,727,364 shares authorized, 8,174,049 shares
        issued and outstanding                                                           81,740
      Series E voting convertible cumulative preferred stock,
        $.01 par value, 568,855,000 shares authorized, 543,624,378 shares
        issued and outstanding                                                        5,436,244
      Series F voting convertible cumulative preferred stock,
        $.01 par value, 361,891,142 shares authorized, 283,471,155 shares
        issued and outstanding                                                        2,834,712
                                                                                     ----------
                                                                                     $8,554,402
                                                                                     ==========

      In September 1999, the Company issued 230,769,231 shares at $0.13 per share of its Series G senior voting convertible preferred stock, par value $0.01 per share. Of this total, 49,892,191 shares were acquired by the holders of the Bridge Notes (see Note 5), including accrued interest, and the cash proceeds from the offering, exclusive of the Bridge Notes conversion, were approximately $21,781,000.

      DIVIDENDS - The preferred stockholders were entitled to receive, when declared, cumulative cash dividends at the following rates per share per year:

        Series A                                           $0.059
        Series B                                           $0.293
        Series C                                           $0.360
        Series D                                           $0.066
        Series E                                           $0.003
        Series F                                           $0.004
        Series G                                           $0.010

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

8.  STOCK-BASED COMPENSATION PLANS

      Officers and employees of the Company are awarded options periodically for the purchase of common stock of the Company under the Company's 1994 Stock Option Plan, as amended. The options, which expire five to ten years from the date of grant, are exercisable equally over a vesting period up to four years.

      Effective April 1998, under the Company's 1996 Independent Director Stock Option Plan, as amended, each independent director of the Company was eligible to receive a grant of options. During 1998, 10,696 shares were issued under this plan at exercise prices ranging from $1.33 to $2.39 per share.

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

      The following table summarizes option activity for the years ended December 31, 2000, 1999, and 1998:

                                                                        WEIGHTED
                                                        EXERCISE        AVERAGE
                                                         PRICE          EXERCISE
                                       SHARES            RANGE           PRICE
Outstanding at December 31, 1997       637,305     $ 0.066   $ 3.319    $ 0.660
          Granted                    1,004,500       1.328     3.319      1.990
          Terminated                  (168,536)      0.664    66.380      1.330
          Exercised                   (105,275)      0.066     3.319      2.660
                                    ----------     -------   -------    -------

Outstanding at December 31, 1998     1,367,994       0.066     3.319      1.330
          Granted                    1,314,498       2.390    11.000      4.902
          Terminated                  (437,988)      0.066    11.000      1.215
          Exercised                   (214,942)      0.066     8.629      0.882
                                    ----------     -------   -------    -------

Outstanding at December 31, 1999     2,029,562       0.066    11.000      3.549
          Granted                      591,645       6.063    58.500     24.350
          Terminated                  (149,709)      0.066    39.750      7.320
          Exercised                   (521,489)      0.066    10.620      1.480
                                    ----------     -------   -------    -------

Outstanding at December 31, 2000     1,950,009     $ 0.066   $58.500    $10.130
                                    ==========     =======   =======    =======

      For options outstanding and exercisable at December 31, 2000, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

                                               OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                            --------------------------     -----------------------
                                                             WEIGHTED                    WEIGHTED
                                                             AVERAGE                     AVERAGE
                                            REMAINING        EXERCISE                    EXERCISE
     PRICE RANGE            NUMBER            LIFE            PRICE        NUMBER         PRICE
$ 0.07   -   $ 1.33          207,234         2 years         $  0.97       130,251        $ 0.97
  2.39   -     3.32          803,436         8 years            2.40       180,617          2.43
  6.06   -    11.44          430,285        8.7 years           9.77        93,947          9.81
 12.50   -    19.38          140,349        9.6 years          16.50             -             -
 21.50   -    28.88          198,314        9.6 years          23.66         2,996         24.86
 31.19   -    39.75          146,012        9.3 years          35.24             -             -
 42.19   -    58.50           24,379        9.1 years          51.62             -             -
                          ----------                         -------      --------        -------

                           1,950,009                         $ 10.13       407,811        $ 3.83
                          ==========                         =======      ========        =======

      The outstanding options expire at various dates through December 2010. At December 31, 2000, a total of 407,811 shares were exercisable, with a weighted average exercise price of $3.83 per share. The weighted average remaining contractual life of options at December 31, 2000 with exercise prices ranging from $0.07 to $58.50 is 7.9 years. The weighted average fair value of the options issued for the years ended December 31, 2000, 1999 and 1998 is $20.09, $5.06 and $3.28, respectively.

      The weighted average exercise prices and fair values of options whose exercise price equals, or is less than, the market price on the grant date are as follows for the years ended December 31:

                                     2000                       1999                       1998
                           EXERCISE         FAIR       EXERCISE      FAIR         EXERCISE      FAIR
                            PRICE          VALUE        PRICE        VALUE          PRICE       VALUE
OPTIONS ISSUED:

Equal market price         $ 24.35        $ 20.09       $    -       $   -         $ 2.36      $ 2.36
Less than market price           -              -         4.90        5.06           2.08        3.28

      At December 31, 2000, a total of 335,576 shares of the Company's common stock were available for future grants of stock options.

      Total compensation expense for options issued at an exercise price below fair value at the date of grant was $378,251, $213,965 and $859,293 for the years ended December 31, 2000, 1999 and 1998, respectively. Stock-based compensation expense is recognized on a straight-line method over the vesting period of the options.

      Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the following assumptions:

                                     YEARS ENDED DECEMBER 31,
                            -----------------------------------------
                              2000             1999            1998
                            -------           ------          ------
Risk-free interest rate      6.19%            6.07%           5.15%
Expected life               4 years          4 years         4 years
Divided yield                0.00%            0.00%           0.00%
Volatility                  139.00%           79.80%          40.07%

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effect of applying Statement 123's fair value method to the Company's stock options granted in 2000, 1999 and 1998 results in the following pro forma amounts:

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------

                                                     2000              1999              1998
                                                --------------    --------------    --------------
Net loss attributable to common shareholders    $  (46,677,337)   $  (36,148,798)   $  (24,904,109)
Net loss per share attributable to common
shareholders - basic & diluted                  $        (1.98)   $       (18.79)   $       (83.60)

9. NOTE RECEIVABLE FROM OFFICER

      On November 9, 2000, the Company loaned an officer of the Company $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 113,274 shares of the Company's common stock in February 2000 and is accordingly classified in stockholders' equity. The note is collateralized by the underlying value of the options and the Company has full recourse against the officer in the event of a default.

10. EMPLOYEE RETIREMENT PLAN

      The Company sponsors a retirement plan for all employees through a salary deduction 401(k) savings plan. Employees are permitted to contribute to the plan up to 15% of eligible wages, not to exceed the maximum amount allowable by law. The Company did not match employee contributions in 1999 or 1998. Commencing on January 1, 2000, the Company began a matching contribution of $0.50 for each $1.00 contributed by the employee, up to 3% of the employee's annual base salary. The Company's contribution vests ratably over a four-year period. Total contributions made by the Company in 2000 were $459,867.

11.  INCOME TAXES

      The Company currently has $118,511,000 of total net operating losses incurred since inception. However, during 2000, the Company completed the complex analysis required by the Internal Revenue Code (IRC) to determine if an ownership change has occurred. The Company has determined that there was a change of ownership under Section 382 of the IRC on November 17, 1999. As a result, approximately $37,191,000 of net operating losses will not be available to offset future taxable income. A corresponding reduction of approximately $13,995,000 has been made to the deferred tax asset related to net operating losses and the valuation allowance.

      At December 31, 2000, the Company has approximately $81,319,000 of net operating loss carryforwards remaining to offset future taxable income. The remaining net operating losses will expire at various dates through 2020. In addition, the Company has available approximately $2,255,000 of research and development tax credit carryforwards, expiring at various dates through 2020, which may be used to offset future regular tax liabilities. The benefit of these carryforwards has been fully offset by a valuation allowance.

      A reconciliation of the statutory income tax rate to the Company's effective tax rate is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------
                                                   2000            %          1999           %           1998             %
Tax benefit at federal income tax rate         $ (14,832,008)    (34.0)   $ (5,636,967)     (34.0)   $ (6,383,894)      (34.0)
State income taxes, net of federal benefit        (1,587,830)     (3.6)       (568,980)      (3.6)       (649,239)       (3.5)
Research and development credits                    (882,073)     (2.0)       (397,393)      (2.4)       (397,393)       (2.1)
Other                                                (34,164)     (0.1)        101,548        0.6         303,190         1.6
Sec. 382 limitation                               13,995,115      32.0
Increase in valuation allowance                    3,340,960       7.7       6,501,792        39.4      7,127,336        38.0
                                               -------------   -------    ------------   ---------   ------------    --------

Effective tax rate                             $          --        --    $         --          --   $         --          --
                                               =============   =======    ============   =========   ============    ========

      Significant components of the net deferred tax balances are as follows:

                                                        AS OF DECEMBER 31,
                                                  ------------------------------
                                                      2000             1999
CURRENT
Deferred tax assets:
              Inventories                         $  6,276,515     $  2,916,203
              Bad debts                              2,964,578          570,132
              Other                                    752,757          220,245
                                                  ------------     ------------

Total deferred tax assets                            9,993,850        3,706,580
Deferred tax liabilities                               (32,850)         (42,126)
                                                  ------------     ------------

Net deferred tax assets                              9,961,000        3,664,454
Valuation allowance                                 (9,961,000)      (3,664,454)
                                                  ------------     ------------

                                                  $         --     $         --
                                                  ============     ============
NONCURRENT
Deferred tax assets:
              Net operating loss carryforwards    $ 30,600,696     $ 33,470,046
              Research and development credits       2,255,586        1,373,513
              Organizational costs                          --          195,177
              Fixed assets                             147,337           92,149
              Other                                     21,328           28,362
                                                  ------------     ------------

                                                    33,024,947       35,159,247
Deferred tax liabilities - accruals                   (262,169)            (883)
                                                  ------------     ------------

Net deferred tax assets                             32,762,778       35,158,364
Valuation allowance                                (32,762,778)     (35,158,364)
                                                  ------------     ------------

                                                  $         --     $         --
                                                  ============     ============

      No amounts were paid for income taxes during any of the periods presented.

12.  COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company leases its primary manufacturing and office facilities under long-term noncancelable operating leases. The Company also has operating leases for certain other furniture, equipment and computers. Future minimum lease payments for long-term noncancelable operating leases for year ended December 31 are as follows:

                 2001                $ 1,002,515
                 2002                     54,695
                 2003                     54,695
                 2004                     54,695
                 2005                     35,248
                                     ------------

                                     $ 1,201,848
                                     ============

      Rental expense charged to operations was $ 1,182,020, $1,013,719 and $1,127,798 for the years ended December 31, 2000, 1999 and 1998, respectively.

      CAPITAL LEASE OBLIGATIONS - The Company also leases certain computer and test equipment under capital lease agreements, which are reported as computer equipment in the accompanying financial statements. Summary information is as follows:

                                                    December 31,
                                          -------------------------------
                                             2000               1999

       Cost                               $ 3,882,120        $ 2,746,014
       Accumulated depreciation            (2,176,671)        (1,671,371)
                                          -----------        -----------

                                          $ 1,705,449        $ 1,074,643
                                          ===========        ===========

      A schedule of future minimum lease payments under capital leases for the Company and the related present value of the net minimum lease payments as of December 31, 2000 follows:

      2001                                                      $ 849,175
      2002                                                        223,842
                                                                ---------

      Total minimum lease payments                              1,073,017
      Less amount representing interest                           (54,573)
                                                                ---------

      Present value of lease payments                           1,018,444
      Less capital lease obligations - current portion           (802,911)
                                                                ---------

      Capital lease obligations, less current portion           $ 215,533
                                                                =========

      AGREEMENTS - Simultaneously with its equity investment in January 1995, Motorola, Inc. (Motorola) entered into an agreement with the Company whereby Motorola was granted the right to obtain non-exclusive, royalty-free licenses under any two of AirNet's patents of Motorola's choice. In return, the Company and Motorola have agreed not to enjoin the other and to negotiate license agreements in good faith with respect to possible patent infringement. In the event of a merger, consolidation or sale of AirNet, the Company has the option to require Motorola to either exercise its rights to obtain such licenses or to cancel such right in exchange for a payment by AirNet of $1 million per patent.

      COMMITMENTS TO OFFICERS - On December 19, 2000, the Board approved loans to two officers totaling $1,217,130 to be made on or before April 15, 2001. The loans will have terms of five years and be without recourse against the borrower. No interest will accrue during the first year and will be at the applicable federal rate thereafter.

      LITIGATION - On October 23, 2000, the Company filed a complaint against Lucent Technologies, Inc. et. al. In the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging, among other claims, tortious interference with a business relationship and misappropriation of trade secrets in connection with the purposed cancellation of certain Phase II purchase orders by Carolina PCS. The Company is seeking more than $10 million in damages and injunctive relief. Lucent has filed a number of pre-trial motions. A hearing on the first of Lucent's motions has been scheduled for May 30, 2001.

      On January 2, 2001, SPD, LLC, a single member Florida limited liability company owned by AirNet, filed a lawsuit in the United States District Court, Middle District of Florida, Orlando Division against South Carolina Phone, LLC, and Carolina Phone Leasing, LLC. The lawsuit is a civil action for the recovery of money damages in the principal amount of $9,015,051 based upon the defendants' failure to pay a promissory note, and for related relief. AirNet also seeks payment for accrued interest, costs, attorneys' fees and late fees. The Company intends to seek an amicable resolution through non-binding mediation. (See Note 14 for results of the mediation)

      The Company is also involved in various claims and litigation matters arising in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material effect on AirNet's results of operations or financial condition.

13.  MAJOR CUSTOMERS

      Revenue generated from major customers representing more than 10% of net revenues during the years ended December 31, 2000, 1999, and 1998 is summarized below:

                                      YEARS ENDED DECEMBER 31,
                      --------------------------------------------------------
                         2000                  1999                    1998
Customer A            $ 9,900,258           $        --            $
Customer B            $ 5,796,552           $ 4,251,891            $        --
Customer C            $ 5,244,692           $        --            $
Customer D            $        --           $ 5,748,927            $ 1,872,126
Customer E            $        --           $ 3,954,904            $        --
Customer F            $        --           $ 1,969,803            $        --
Customer G            $        --           $        --            $ 1,496,894
Customer H            $        --           $        --            $   894,949

14.  SUBSEQUENT EVENTS

      On March 29, 2001 the Company entered into a mediated settlement agreement with South Carolina Phone LLC and Carolina Phone Leasing LLC (collectively, Carolina PCS) (see Notes 4 and 12). Under the agreement, Carolina PCS agreed to pay the Company $3 million on or before July 30, 2001, return certain inventory, and forfeit certain deposits, to settle in full the amounts due and owing to AirNet under a note receivable.

      On April 2, 2001, the Company received binding commitments from three current company stockholders or their affiliates to purchase 955,414 shares of Series B convertible preferred stock at a sale price of $31.40 per share, each share convertible initially into 10 shares of common stock at an initial conversion price of $3.14. The issuance of the new Series B preferred stock is contingent on approval by the Company's common stockholders and the Company's unconditional right to terminate the transaction on or before May 2, 2001. The Company intends to seek by stockholder approval a stockholder vote to be undertaken in April 2001. In the interim, the investors have agreed to deposit the aggregate investment of $30 million in escrow, to be released to the Company upon approval of the issuance of the preferred stock. Two investors funded $15 million in escrow on April 2, 2001, and the remaining $15 million is to be funded in escrow no later than April 17, 2001. The preferred stock is expected to be issued on or before May 4, 2001.

      The preferred stock and accrued dividends are redeemable at any time after May 31, 2006 at the option of the stockholder. Redemption is limited to the amount of funds legally available for such purpose. Dividends will accrue quarterly (whether or not earned or declared) at a rate of 8% per annum.

      In association with the preferred stock offering, the Company has committed to issue warrants to purchase 2,866,242 shares of common stock at an exercise price of $3.14 per share. The warrants will expire ten years from the date of issuance and are exercisable for cash or by surrender of common stock.