Form 10-Q
period 2001-03-31
AIRNET COMMUNICATIONS CORP
filed 2001-05-15
CIK 944163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check * whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes * No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at May 11, 2001

Common stock, par value $.001                          23,788,418

                        AIRNET COMMUNICATIONS CORPORATION

                                      INDEX

                                                                            Page No.
PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Condensed Balance Sheets.........................................    3

           Condensed Statements of Operations...............................    4

           Condensed Statements of Cash Flows...............................    5

           Notes to Condensed Financial Statements..........................    6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................    8



PART II.   OTHER INFORMATION:

Item 1.    Legal Proceedings................................................   11

Item 2.    Changes in Securities and Use of Proceeds........................   11

Item 5.    Other Information................................................   11

Item 6.    Exhibits and Reports on Form 8-K.................................   11

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                        AIRNET COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS)(UNAUDITED)

                                                                            MAR. 31, 2001   DEC. 31, 2000
ASSETS

     Cash and cash equivalents                                                $ 8,154          $28,867
     Accounts receivable, net of allowances of $1.0 million and                 9,535            8,218
     $4.1 million at Mar 31, 2001 and Dec 31, 2000, respectively
     Inventories, net                                                          31,528           32,769
     Notes receivable, net of allowance for loss of $3.7 million
     at December 31, 2000                                                       3,775            5,932
     Other current assets                                                         987            1,028
                                                                               ------           ------
       Total current assets                                                    53,979           76,814
                                                                               ------           ------

     Property and equipment, net                                               12,971           11,664
     Long-term notes receivable                                                 3,148            3,060
     Other long-term assets                                                     1,490              596
                                                                               ------           ------
       Total assets                                                           $71,588          $92,134
                                                                              =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                                         $12,849          $13,198
     Accrued expenses                                                           4,441            4,136
     Current portion of capital lease obligations                                 791              803
     Customer deposits                                                            937            2,398
     Deferred revenue                                                           3,315            7,161
                                                                               ------           ------
       Total current liabilities                                               22,333           27,696
                                                                               ------           ------
     Capital lease obligations                                                    242              215
                                                                               ------           ------
     Stockholders' equity                                                      49,013           64,223
                                                                               ------           ------
       Total liabilities and stockholders' equity                             $71,588          $92,134
                                                                              =======          =======

See Notes to Condensed Financial Statements

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           UNAUDITED
                                                       THREE MONTHS ENDED
                                                MAR. 31, 2001       MAR. 31, 2000
NET REVENUES                                       $   6,394           $  7,065
COST OF REVENUES                                       6,088              4,628
                                                  ----------         -----------
         Gross profit                                    306              2,437
                                                  ----------         -----------
OPERATING EXPENSES:
      Research and development                         8,612              6,078
      Sales and marketing                              4,163              2,475
      General and administrative                       2,131              1,125
      Stock-based compensation                            95                109
                                                  ----------         -----------
         Total costs and expenses                     15,001              9,787
                                                  ----------         -----------
LOSS FROM OPERATIONS                                 (14,695)            (7,350)
                                                  ----------         -----------
OTHER INCOME, net                                        360              1,345
                                                  ----------         -----------
NET LOSS                                           $ (14,335)          $ (6,005)
                                                  ==========         ==========
NET LOSS PER SHARE - basic and diluted             $   (0.60)          $  (0.26)
                                                  ==========         ==========
WEIGHTED AVERAGE SHARES USED IN CALCULATING
      BASIC AND DILUTED LOSS PER SHARE            23,770,975         23,262,720
                                                  ==========         ==========

See Notes to Condensed Financial Statements

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      UNAUDITED
                                                                                   THREE MONTHS ENDED
                                                                             MARCH 31, 2001   MARCH 31, 2000

Operating activities
         Net cash used in operating activities                                $ (17,263)      $ (13,359)
                                                                              ---------       ---------
Cash flows from investing activities:
    Purchases of property and equipment                                          (1,838)           (897)
                                                                              ---------       ---------
         Net cash used in investing activities                                   (1,838)           (897)
                                                                              ---------       ---------
Cash flows from financing activities:
    Principal payments on capital lease obligations                                (407)           (225)
    Notes receivable from officers                                               (1,217)             --
    Proceeds from issuance of preferred and common stocks and warrants               12             164
                                                                              ---------       ---------
Net cash provided by financing activities                                        (1,612)            (61)
                                                                              ---------       ---------
Increase (decrease) in cash and cash equivalents                                (20,713)        (14,317)
Cash and cash equivalents at beginning of period                                 28,867         100,423
                                                                              ---------       ---------
Cash and cash equivalents at end of period                                    $   8,154       $  86,106
                                                                              =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                  $      18       $      23
                                                                              =========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquired under capital lease obligations           $     425       $     147
                                                                              =========       =========

See Notes to Condensed Financial Statements

AirNet Communications Corporation

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.)      BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENT

The accompanying condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Form 10-K filing on April 3, 2001. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.


NEW ACCOUNTING PRONOUNCEMENT - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
133), is effective for all fiscal years beginning after June 15, 2000. Statement 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statements of operations when the hedged item affects earnings. Statement 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

The Company adopted Statement 133 effective January 1, 2001. The adoption of Statement 133 had no impact on the financial position, results of operations or cash flows of the Company.

2.)      LIQUIDITY

The Company has experienced net operating losses and negative cash flows since inception and as of March 31, 2001 has an accumulated deficit of $160.7 million. Cash used in operations for the three months ended March 31, 2001 and 2000 was $17.3 million and $13.4 million, respectively, and it is likely that cash flow from operations will be negative throughout 2001. At March 31, 2001, the Company's principal source of liquidity is $8.2 million of cash and cash equivalents. The Company has no credit facilities. On April 2, 2001, we obtained a binding commitment from three of our current stockholders, or affiliates, to purchase, from the Company in a private placement, an aggregate of $30 million of a new authorized Series B convertible preferred stock. The issuance of the new Series B preferred stock is contingent only upon the approval of our common stockholders which we intend to seek by a stockholder vote. The Company expects this vote to be undertaken in Mid-May 2001 after receipt of regulatory approval. In the interim, the investors have deposited the aggregate investment of $30 million in escrow trust to be released to the Company upon the approval of the issuance of preferred stock. When combining the cash balance of $8.2 million at March 31, 2001 with the $30 million investment, the Company believes it has sufficient liquidity to fund operations through 2001. However, if negative cash flows from operations in 2001 exceed current estimates, liquidity could become strained in the latter part of 2001.

The Company's future results of operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company currently believes that sales will increase from first quarter of 2001 levels in the second quarter of 2001, and increase at higher growth rates in the third and fourth quarters of 2001. If such third and fourth quarter sales do not materialize, the Company will have to reduce its expenses to maintain cash levels necessary to sustain its operations. To generate the necessary sales levels, the Company has significantly increased its sales force. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable it to reach profitability. The Company believes that funding, additional to the commitments described above, will be required and several alternatives are possible, including private placement financing. However, no assurances can be given that financing can be arranged on terms acceptable to the Company, if at all.

3.)      REVENUE RECOGNITION

Revenue from product sales is recognized after delivery and resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. Prior to 2000, given the Company's limited operating history, such uncertainties have historically been considered resolved when the customer has either placed the products in service or completed specified testing procedures. During 2000, the Company's history regarding resolution of such uncertainties was sufficient to recognize revenue upon shipment as long as the contract fee was considered fixed and determinable. All contracts under extended payment terms which are repayable more than twelve months after delivery are not considered fixed and determinable and revenue is deferred and recognized as the fee becomes due.

Revenue for OEM product sales is recognized when title to the product passes to the OEM customer. Typically, for an OEM product sale, title passes to the OEM customer at the point of shipment.

4.)      ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have decreased from $17.2 million (net of allowance for doubtful accounts of $7.8 million) at December 31, 2000 to $16.5 million (net of allowance for doubtful accounts $1.0 million) at March 31, 2001. At March 31, 2001, $6.9 million of the amount due is subject to collateralized note arrangements. All notes issued through March 2001, with the exception of $3 million that is to be paid on or before July 29, 2001, bear market rates of interest.

In mid-2000, management decided to provide vendor financing in select situations, including one customer whose open account of $9,015,051 was converted to a note receivable in June 2000, due on December 31, 2000. The customer defaulted on the note and the Company provided for an allowance for the estimated loss exposure under the note at December 31, 2000. The Company entered into a mediated settlement agreement with the customer on March 29, 2001. The settlement agreement provides for the recovery of inventory, application of customer deposits and a cash payment of $3 million to be paid on or before July 29, 2001, which in the aggregate is sufficient to settle the customer's account, assuming the amounts owed are collected in full, without further loss to the Company. The Company is confident that the amounts owed will be collected; however, if the customer does not pay the agreed-upon amounts, the loss exposure to the Company is $3 million.

The allowance for doubtful accounts of $1 million at March 31, 2001 is considered adequate by management, based on current knowledge of customer status' and market conditions, to absorb possible losses in the accounts receivable portfolio. No allowance for note losses is considered necessary by management at March 31, 2001 on the collateralized notes.

5.)      INVENTORIES

Inventories consist of the following at March 31, 2001:



                                                 MAR. 31, 2001  DEC. 31, 2000
Raw Materials                                      $21,759          $19,004
Work in Process                                      2,186            4,165
Finished Goods                                       4,543            3,878
Finished Goods Delivered to Customers                3,040            5,722
                                                   -------          -------
                                                   $31,528          $32,769
                                                   =======          =======


6.)      BASIC AND DILUTED NET LOSS PER SHARE

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

The computation of loss per share is as follows:

                                                                   THREE MONTHS ENDED
                                                              MAR. 31, 2001   MAR. 31, 2000
Net loss attributed to common stockholders                 $    (14,335)      $     (6,005)
Weighted average common shares outstanding                   23,770,975         23,262,720
                                                             ----------         ----------

Net loss per share attributable to common
   stockholders, basic and diluted                                (0.60)             (0.26)
                                                             ==========         ==========

Potentially dilutive securities consist of the following:
   Options to purchase common stock                             592,159          1,369,605
   Warrants to purchase common stock                            200,063            565,995
                                                             ----------         ----------
   Total                                                        792,222          1,935,600
                                                             ----------         ----------

7.)      NOTES RECEIVABLE TO OFFICERS

During March, two officers of the Company executed non-recourse promissory notes in the amount of $1,217,130 at an interest rate of 5.07% per annum partly collateralized by common stock issued by the Company upon early exercise of stock options by the officers. The unpaid principal amount of the notes, together with all accrued and unpaid interest owing under the notes, are payable in March 2006. The notes payable were valued at a market rate of interest (9%) and accordingly a discount of $235,972 was recorded against the notes. The notes receivable are recorded as a component of stockholder's equity at March 31, 2001.

8.)      CONTINGENCIES

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

On January 2, 2001, SPD, LLC, a single member Florida limited liability company owned by the Company, filed a lawsuit in the United States District Court, Middle District of Florida, Orlando Division against South Carolina Phone, LLC, and Carolina Phone Leasing, LLC (collectively, Carolina PCS). The lawsuit was a civil action for the recovery of money damages in the principal amount of $9,015,051 based upon the defendants' failure to pay a promissory note, and for related relief. The Company sought payment for accrued interest, costs, attorneys' fees and late fees. On March 29, 2001. The Company entered into a mediated settlement agreement with Carolina PCS. Under the agreement, Carolina PCS agreed to pay the Company $3 million on or before July 30, 2001, return certain inventory, and forfeit certain deposits, to settle in full the amounts due and owing to the Company under the note receivable (See Note 4).

We are also involved in various claims and litigation matters arising in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material effect on its results of operations or financial condition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

FINANCIAL CONDITION

This discussion should be read in conjunction with the Notes to Condensed Financial Statements contained in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

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

From its inception in January 1994 through May 1997, the Company's operations consisted principally of start-up activity associated with the design, development, and marketing of its products. As a result, the Company did not generate significant revenues until 1998 and generated net revenues of $17.8 million in 1999, $34.3 million in 2000 and $6.4 million for the three months ended March 31, 2001. The Company has incurred substantial losses since commencing operations, and as of March 31, 2001 had an accumulated deficit of $160.7 million. The Company has not yet achieved profitability on a quarterly or annual basis. Because the Company will need to continue to focus heavily on developing its technology and products, organizing its sales and distribution systems and assembling the personnel necessary to support its anticipated growth in the near future, the Company expects to continue to incur net losses for at least the next several quarters. The Company will need to generate significantly higher revenues in order to support expected increases in research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

The Company's revenues are derived from sales of a single product line based on the GSM system. The Company generates a substantial portion of its revenues from a limited number of customers, with three customers accounting for 71% of net revenues during the three months ended March 31, 2001.

Results of Operations

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:


                                                THREE MONTHS ENDED
                                              UNAUDITED     UNAUDITED
                                             MAR 31, 2001  MAR 31, 2000
Net revenues                                  100.0%       100.0%
Cost of revenues                               95.2         65.5
                                              -----        -----
Gross Profit                                    4.8         34.5
                                              -----        -----
Operating expenses, Research and
development                                   134.7         86.0
Sales and marketing                            65.1         35.0
General and administrative                     33.3         15.9
Amortization of deferred stock-based
compensation                                    1.5          1.5
                                              -----        -----
Total operating expenses                      234.6        138.4
                                              -----        -----
Loss from operations                         (229.8)      (104.1)

Other income (expense), net                     5.6         19.1
                                              -----        -----
Net loss                                     (224.2)%      (85.0)%
                                             ======        =====


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net revenue: Net revenues for the three months ended March 31, 2001 decreased $0.7 million or 9% to $6.4 million as compared to $7.1 million for the three months ended March 31, 2000. These decreases are the result of lower shipments, customer deployments and installations to new and existing customers as they have delayed orders as a result of general market conditions in the telecommunications industry.

     Gross profit: Gross profits for the three months ended March 31, 2001 decreased $2.1 million or 87% to $0.3 million as compared to $2.4 million for three-month period ended March 31, 2000. The gross profit margins were 5% and 35% for the three months ended March 31, 2001 and 2000, respectively. The change in gross profit margin over the prior year's quarter is attributable to the product mix of shipments during the period as well as inventory writedowns and increased manufacturing overhead costs that were allocated to cost of sales.

     Research and development: Research and development expenses for the three months ended March 31, 2001 increased $2.5 million or 41% to $8.6 million as compared to $6.1 million for the three months ended March 31, 2000. These increases were due to an increase in employees and engineering supplies to support product development efforts including high speed data and adaptive array antenna technology projects.

     Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2001 increased $1.7 million or 68% to $4.2 million as compared to $2.5 million for the three months ended March 31, 2000. This increase is primarily attributable to costs associated with a significant expansion of our international sales and distribution activities, sales support functions to support our sales trials, and our growing customer base.

     General and administrative: General and administrative expenses for the three months ended March 31, 2001 increased $1.0 million or 91% to $2.1 million as compared to $1.1 million for the three months ended March 31, 2000. These increases were primarily due to new hires to support the Company's anticipated growth.

Liquidity and Capital Resources

     Prior to the Company's initial public offering, which occurred on December 10, 1999 and raised net proceeds of $80.4 million, the Company funded its operations primarily through the private sales of equity securities and capital equipment leases. At March 31, 2001, the Company's principal source of liquidity is $8.2 million of cash and cash equivalents. We have no credit facilities. On April 2, 2001, we obtained a binding commitment from three of our current stockholders, or affiliates, to purchase, from the Company in a private placement, an aggregate of $30 million of a new authorized Series B convertible preferred stock. The issuance of the new Series B preferred stock is contingent only upon the approval of our common stockholders which we intend to seek by a stockholder vote. We expect this vote to be undertaken in Mid-May 2001 after receipt of regulatory approval. In the interim, the investors have deposited the aggregate investment of $30 million in escrow trust to be released to us upon the approval of the issuance of preferred stock. When combining the cash balance of $8.2 million at March 31, 2001 with the $30 million investment, we believe we have sufficient liquidity to fund our operations through 2001. However, if negative cash flows from operations in 2001 exceed current estimates, our liquidity could become strained in the latter part of 2001.

     Net cash used in operating activities for the three months ended March 31, 2001 was $17.3 million compared to net cash used in operating activities of $13.4 million for the three months ended March 31, 2000. The significant use of cash by operating activities was primarily the result of the net losses during the reported period together with net changes in other working capital components. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits of approximately 20% of the contracted amount typically are received at the inception of the contract and an additional 30% of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires increasing investments in working capital as our revenues increase. As of March 31, 2001, our accounts receivable balance, prior to netting the allowance for losses, was $10.5 million. Of this balance 57% is attributable to two customers, and receivables from one of these customers accounted for approximately 37% of the total amount outstanding. In some instances, we have offered vendor financing to certain customers where it assists us in entering a strategic market or where it is an initial part of a larger order. As of March 31, 2001, our total notes receivable balance was $6.9 million, of which approximately 43% was owed by one customer.

     Net cash used for capital expenditures for the three months ended March 31, 2001 was $1.8 million compared to net cash used for capital expenditures for the three months ended March 31, 2000 of $0.9 million. These expenditures reflect the Company's investment in computer equipment, software development tools and test equipment, and other capital equipment which was required to support our business expansion. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

     Net cash used in financing activities was $1.6 million for the three months ended March 31, 2001 compared to net cash used in financing activities of $.06 million for the three months ended March 31, 2000. This difference was primarily due to loans made to two senior officers of the Company for alternative minimum tax liabilities incurred in 2000 (See Note 7 to the condensed financial statements).

     The Company believes that its existing cash and cash equivalents will be sufficient to meet capital requirements at least through 2001, although it could be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend upon many factors, including rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

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

     On January 2, 2001, SPD, LLC, a single member Florida limited liability company that we own, filed a lawsuit in the United States District Court, Middle District of Florida, Orlando Division against South Carolina Phone, LLC, and Carolina Phone Leasing, LLC (collectively, Carolina PCS). The lawsuit was a civil action for the recovery of money damages in the principal amount of $9,015,051 based upon the defendants' failure to pay a promissory note, and for related relief. We sought payment for accrued interest, costs, attorneys' fees and late fees. On March 29, 2001 we entered into a mediated settlement agreement with Carolina PCS. Under the agreement, Carolina PCS agreed to pay us $3 million on or before July 30, 2001, return certain inventory, and forfeit certain deposits, to settle in full the amounts due and owing to AirNet under the note receivable (See Note 4 to the condensed financial statements).

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

     As of March 31, 2001, the proceeds from the initial public offering had been used primarily for general corporate purposes, including working capital, expansion of its engineering organization, product development programs, sales and marketing capabilities and general and administrative functions.

ITEM 5.               OTHER INFORMATION

This year's annual meeting will be held more than 30 days after the anniversary date of last year's annual meeting. Therefore, pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, the deadline for submission of proposals in the proxy statement for this year's annual meeting has been extended beyond the date specified in last year's proxy statement. Under the extended deadline, proposals will be eligible for inclusion in this year's proxy statement if they are received by the Company a reasonable period of time prior to the printing and mailing of this year's proxy statement.

On November 21, 2000, Robert M. Chefitz resigned from the Company's Board of Directors for personal reasons and on April 19, 2001, Joel P. Adams resigned from the Company's Board of Directors for personal reasons. Both Mr. Chefitz's and Mr. Adams' written resignations did not indicate that they had any disagreements with the Company on any matter relating to its operations, policies or practices.

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

            ** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

           *** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

          **** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(b)        Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 18, 2001 reporting one event under Item 9, Regulation FD Disclosure.

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 13, 2001 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 3, 2001 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001   /s/ R. Lee Hamilton, Jr.
                     ---------------------------------------------------------
                     R. Lee Hamilton, Jr., President and Chief Executive Officer (Principal Executive Officer)


                     /s/ John C. Berens
                     ---------------------------------------------------------
                     John C. Berens, Vice President, Finance,
                     Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)