Form 10-Q
period 2001-06-30
AIRNET COMMUNICATIONS CORP
filed 2001-08-14
CIK 944163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 13, 2001
          -----                                   ------------------------------

Common stock, par value $.001                              23,794,318

                        AIRNET COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                            Page No.

PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Condensed Balance Sheets....................................................         3

           Condensed Statements of Operations..........................................         4

           Condensed Statements of Cash Flows..........................................         5

           Notes to Condensed Financial Statements.....................................         6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................         9



PART II.   OTHER INFORMATION:

Item 1.    Legal Proceedings...........................................................        12

Item 2.    Changes in Securities and Use of Proceeds...................................        12

Item 4.    Submission of Matters to a Vote of Security Holders.........................        12

Item 6.    Exhibits and Reports on Form 8-K............................................        12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        AIRNET COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     UNAUDITED         UNAUDITED
                                                                   JUN. 30, 2001     DEC. 31, 2000

ASSETS
  Cash and cash equivalents                                            $19,863          $28,867
  Accounts receivable, net of allowances of $2.2 million and
    $4.1 million at Jun 30, 2001 and Dec 31, 2000, respectively          7,460            8,218
    Inventories, net                                                    26,893           32,769
  Notes receivable, net                                                  3,775            5,932
  Other current assets                                                     508            1,028
                                                                       -------          -------
     Total current assets                                               58,499           76,814
                                                                       -------          -------
  Property and equipment, net                                           14,549           11,664
  Long-term notes receivable, net                                        2,104            3,060
  Other long-term assets                                                 1,822              596
                                                                       -------          -------
     Total assets                                                      $76,974          $92,134
                                                                       =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                     $14,702          $13,198
  Accrued expenses                                                       6,944            4,136
  Current portion of capital lease obligations                             575              803
  Customer deposits                                                        646            2,398
  Deferred revenue                                                       2,588            7,161
                                                                       -------          -------
     Total current liabilities                                          25,455           27,696
                                                                       -------          -------
  Capital lease obligations                                                391              215
  Dividends Payable                                                        300               --
                                                                       -------          -------
     Total liabilities                                                  26,146           27,911
  Redeemable Convertible Preferred Stock                                15,506               --
  Stockholders' equity                                                  35,322           64,223
                                                                       -------          -------
     Total liabilities and stockholders' equity                        $76,974          $92,134
                                                                       =======          =======

See Notes to Condensed Financial Statements

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    UNAUDITED                                UNAUDITED
                                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       JUN. 30, 2001        JUN. 30, 2000        JUN. 30, 2001        JUN. 30, 2000

NET REVENUES                                            $      1,886         $      8,188         $      8,280         $     15,253
COST OF REVENUES                                              11,224                5,253               17,312                9,881
                                                        ------------         ------------         ------------         ------------
     Gross profit                                             (9,338)               2,935               (9,032)               5,372
                                                        ------------         ------------         ------------         ------------

OPERATING EXPENSES:
  Research and development                                     9,618                6,915               18,230               12,993
  Sales and marketing                                          4,644                2,089                8,807                4,564
  General and administrative                                   4,109                1,162                6,240                2,287
  Stock-based compensation                                        95                  109                  190                  218
                                                        ------------         ------------         ------------         ------------
     Total costs and expenses                                 18,466               10,275               33,467               20,062
                                                        ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                                         (27,804)              (7,340)             (42,499)             (14,690)
                                                        ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE), net                                      231                1,118                  591                2,463
                                                        ------------         ------------         ------------         ------------

NET LOSS                                                     (27,573)              (6,222)             (41,908)             (12,227)
                                                        ------------         ------------         ------------         ------------
ACCRETION OF DISCOUNT REDEEMABLE PREFERRED STOCK                (199)                  --                 (199)                  --

DIVIDENDS ON PREFERRED STOCK                                    (300)                  --                 (300)                  --

NET LOSS ATTRIBUTABLE TO COMMON STOCK                   $    (28,072)        $     (6,222)        $    (42,407)        $    (12,227)
                                                        ============         ============         ============         ============

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS - Basic and diluted                      $      (1.18)        $      (0.26)        $      (1.78)        $      (0.52)
                                                        ============         ============         ============         ============

WEIGHTED AVERAGE SHARES USED IN CALCULATING
  BASIC AND DILUTED LOSS PER SHARE                        23,786,968           23,554,966           23,779,794           23,454,678
                                                        ============         ============         ============         ============

See Notes to Condensed Financial Statements

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        UNAUDITED
                                                                                    SIX MONTHS ENDED
                                                                            JUN. 30, 2001       JUN. 30, 2000
                                                                            -------------       -------------

Operating activities
     Net cash used in operating activities                                    $ (32,930)          $ (27,054)
                                                                              ---------           ---------

Cash flows from investing activities:
  Purchases of property and equipment                                            (3,977)             (2,391)
  Payments received on note receivable                                              258                  --
  Proceeds from disposal of equipment                                                28                  --
                                                                              ---------           ---------
     Net cash used in investing activities                                       (3,691)             (2,391)
                                                                              ---------           ---------

Cash flows from financing activities:
  Principal payments on capital lease obligations                                  (769)               (454)
  Notes receivable from officers                                                 (1,217)                 --
  Net proceeds from issuance of preferred stock                                  29,581                  --
  Proceeds from issuance of common stocks and warrants                               22                 321
                                                                              ---------           ---------
     Net cash provided by financing activities                                   27,617                (133)
                                                                              ---------           ---------
Increase (decrease) in cash and cash equivalents                                 (9,004)            (29,578)
Cash and cash equivalents at beginning of period                                 28,867             100,422
                                                                              ---------           ---------
Cash and cash equivalents at end of period                                    $  19,863           $  70,844
                                                                              =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                    $      35           $      42
                                                                              =========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital lease obligations             $     717           $     412
                                                                              =========           =========


See Notes to Condensed Financial Statements

AirNet Communications Corporation

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.)  BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENT

The accompanying condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles as generally accepted in the United States of America for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Form 10-K filed for the year ended December 31, 2000. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
133), is effective for all fiscal years beginning after June 15, 2000. Statement 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statements of operations when the hedged item affects earnings. Statement 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

The Company adopted Statement 133 effective January 1, 2001. The adoption of Statement 133 had no impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations(Statement 141)and Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact of the provisions of Statement 141 and Statement 142 on the Company's financial statements and has not adopted such provisions in its June 30, 2001 financial statements.

2.)  LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and as of June 30, 2001 has an accumulated deficit of $188.5 million. Cash used in operations for the six months ended June 30, 2001 and 2000 was $32.8 million and $27.1 million, respectively, and it is likely that cash flow from operations will be negative throughout 2001. At June 30, 2001, the Company's principal source of liquidity is $19.9 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The Company's future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand in 2001 as compared to the late 1990's and 2000. It is uncertain as to when market conditions will improve. The Company has been negatively impacted in 2001 by such global demand reductions. Other factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's ultimate ability to continue as a going concern for a reasonable period of time will depend on it increasing its revenues and/or reducing its expenses to enable it to reach profitability. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. To conserve cash, the Company took measures in late June 2001 to reduce operating expenses for the remainder of the year. The Company is in the process of negotiating and settling outstanding accounts payables. The Company believes that additional funding will be required prior to reaching profitability and several alternatives are possible, including private placement financing. The Company hired an investment banker to assist the Company in identifying sources of additional investor funding and exploring other alternatives. However, no assurances can be given that additional equity or debt financing can be arranged on terms acceptable to the Company, if at all.

If near term sales objectives are not met, the Company will have to further substantially reduce its expenses to maintain cash levels necessary to sustain its operations through 2001. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely the Company's operations will continue to consume cash over the foreseeable future. The Company has limited cash resources and therefore the Company must reduce its negative cash flows in the near term to continue operating. However, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern.


3.)  REVENUE RECOGNITION

Revenue from product sales is recognized after delivery and resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. Prior to 2000, given the Company's limited operating history, such uncertainties have historically been considered resolved when the customer has either placed the products in service or completed specified testing procedures. During 2000, the Company's history regarding resolution of such uncertainties was sufficient to recognize revenue upon shipment as long as the contract fee was considered fixed and determinable. All contracts under extended payment terms, which are repayable more than twelve months after delivery are not considered fixed and determinable and revenue is deferred and recognized as the fee becomes due.

Revenue for OEM product sales is recognized when title to the product passes to the OEM customer. Typically, for an OEM product sale, title passes to the OEM customer at the point of shipment.


4.)  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have decreased from $17.2 million (net of allowances for doubtful accounts and notes receivable of $7.8 million) at December 31, 2000 to $13.4 million (net of allowances for doubtful accounts and notes receivable of $3.1 million) at June 30, 2001. At June 30, 2001, $5.9 million of the amount due is subject to collateralized note arrangements. All notes issued through June 2001, with the exception of $3 million, which was paid on July 25, 2001 in full (see below), bear market rates of interest.

In mid-2000, management decided to provide vendor financing in select situations, including one customer whose open account of $9,015,051 was converted to a note receivable in June 2000, due on December 31, 2000. The customer defaulted on the note and the Company provided for an allowance for the estimated loss exposure under the note at December 31, 2000. The Company entered into a mediated settlement agreement with the customer on March 29, 2001. The settlement agreement provided for the recovery of inventory, application of customer deposits and a cash payment of $3 million to be paid on or before July 29, 2001, which in the aggregate was sufficient to settle the customer's account, assuming the amounts owed were collected in full, without further loss to the Company. This amount was collected in full on July 25, 2001.

At June 30, 2001, one customer on open accounts receivable represents 36% of the net carrying amount of accounts receivable; a significant concentration of credit risk. This customer, whose balance is in past due status, is seeking additional funding to satisfy its obligation to the Company, and the customer's ability pay its balance in full, is uncertain. The Company considered the status of this customer's financial position in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of June 30, 2001 discussed in the following paragraph.

The allowance for doubtful accounts of $2.2 million at June 30, 2001 is considered adequate by management, based on current knowledge of customer status' and market conditions, to absorb possible losses in the accounts receivable portfolio. The allowance for notes receivable of $0.9 million at June 30, 2001 is considered adequate by management based on current knowledge of customer status' and payment history, to absorb possible losses in the notes receivable portfolio.

5.)  INVENTORIES

Inventories consist of the following(in 000's):

                                              UNAUDITED         AUDITED
                                            JUN. 30, 2001    DEC. 31, 2000
                                            -------------    -------------

Raw Materials                                  $17,527          $19,004
Work in Process                                  3,093            4,165
Finished Goods                                   4,063            3,878
Finished Goods Delivered to Customers            2,209            5,722
                                               -------          -------
                                               $26,893          $32,769
                                               =======          =======

During the second quarter ended June 30, 2001, the Company recorded a charge to cost of sales for obsolete and excess inventory of $6.0 million that reduced gross margin. The majority of the charge for excess inventory was the result of lower than anticipated revenue attributable to general market conditions. Due to the large amount of materials purchased to fill anticipated orders and the timing of the introduction of new products, the Company established additional allowances for excess, slow moving and obsolete inventory.

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

The computation of loss per share is as follows (In 000's except share and per share data):


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUN. 30, 2001     JUN. 30, 2000     JUN. 30, 2001     JUN. 30, 2000
                                                             -------------     -------------     -------------     -------------

Net loss attributable to common stockholders                  $    (28,072)     $     (6,222)     $    (42,407)     $    (12,227)
Weighted average common shares outstanding                      23,786,968        23,554,996        23,779,794        23,454,678
Net loss per share attributable to common
 stockholders, basic and diluted                              $      (1.18)     $      (0.26)      $     (1.78)      $     (0.52)

Potentially dilutive securities consist of the following:
  Options to purchase common stock                                 117,998         1,555,501           410,860         1,555,501
  Convertible preferred stock                                    4,777,070                --         2,388,535                --
  Warrants to purchase common stock                                  8,832           548,471           499,523           548,471
                                                              ------------      ------------      ------------      ------------

  Total                                                          4,903,900         2,103,972         3,298,918         2,103,972
                                                              ============      ============      ============      ============


7.)  NOTES RECEIVABLE TO OFFICERS

During March 2001, two officers of the Company executed non-recourse promissory notes in the amount of $1.2 million at an interest rate of 5.07% per annum partly collateralized by common stock issued by the Company upon early exercise of stock options by the officers. The unpaid principal amount of the notes, together with all accrued and unpaid interest owing under the notes, are payable in March 2006. The notes payable were valued at a market rate of interest (9%) and accordingly a discount of $235,972 was recorded against the notes. The notes receivable are recorded as a component of stockholder's equity at June 30, 2001.


8.)  PREFERRED STOCK

On May 16, 2001, the Company issued 955,414 shares of Series B convertible preferred stock to three existing shareholders at $31.40 per share for a total face value of $30 million. The stock is redeemable at any time after May 31, 2006 by the Company out of funds legally available for such purposes and initially each preferred share is convertible, at any time, into 10 shares of common stock. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively to elect two members of the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders.

In association with this preferred stock offering, the Company issued detachable warrants to purchase 2,866,242 shares of common stock for $3.14 per share. The warrants expire on May 14, 2011 and are recorded in the accompanying balance sheet, at their estimated fair market value of $7,136,942, resulting in a like amount of discount on the preferred stock. The discount is being amortized using the effective interest method over the preferred stock redemption period.

An additional discount for $7,136,942, related to the intrinsic value, was also recorded as additional paid capital, after valuation of the warrants issued, for the beneficial non-detachable conversion feature embedded in the preferred stock. The discount is recorded as an offset to the preferred stock and is being amortized over the preferred stock redemption period.


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

From its inception in January 1994 through May 1997, the Company's operations consisted principally of start-up activity associated with the design, development, and marketing of its products. As a result, the Company did not generate significant revenues until 1998 and generated net revenues of $17.8 million in 1999, $34.3 million in 2000 and $8.3 million for the six months ended June 30, 2001. The Company has incurred substantial losses since commencing operations, and as of June 30, 2001 had an accumulated deficit of $188.8 million. The Company has not yet achieved profitability on a quarterly or annual basis. Because the Company will need to continue to focus heavily on developing its technology and products, organizing its sales and distribution systems to support its anticipated growth in the near future, the Company expects to continue to incur net losses for at least the next several quarters. The Company will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

The Company's revenues are derived from sales of a single product line based on the GSM system. The Company generates a substantial portion of its revenues from a limited number of customers, with three customers accounting for 61% of net revenues during the six months ended June 30, 2001.

Results of Operations

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            UNAUDITED         UNAUDITED        UNAUDITED         UNAUDITED
                                          JUN. 30, 2001     JUN. 30, 2000    JUN. 30, 2001     JUN. 30, 2000

Net revenues .......................            100.0%           100.0%           100.0%           100.0%
Cost of revenues ...................            595.1             64.2            209.1             64.8
                                             --------            -----           ------            -----
Gross Profit .......................           (495.1)            35.8           (109.1)            35.2
                                             --------            -----           ------            -----

Operating expenses:
Research and development ...........            510.0             84.5            220.2             85.2
Sales and marketing ................            246.2             25.5            106.4             29.9
General and administrative .........            217.9             14.2             75.4             15.0
Amortization of deferred stock-based
  compensation .....................              5.0              1.3              2.3              1.4
                                             --------            -----           ------            -----
Total operating expenses ...........            979.1            125.5            404.2            131.5
                                             --------            -----           ------            -----
Loss from operations ...............         (1,474.2)           (89.6)          (513.3)           (96.3)
Other income (expense), net ........             12.2             13.7              7.1             16.1
                                             --------            -----           ------            -----
Net loss ...........................         (1,462.0)           (75.9)          (506.2)           (80.1)
                                             --------            -----           ------            -----

Three Months and Six Months Ended June 30, 2001 Compared to Three Months and Six Months Ended June 30, 2000

     Net revenue: Net revenues for the three months ended June 30, 2001 decreased $6.3 million or 77% to $1.9 million as compared to $8.2 million for the three months ended June 30, 2000. Net revenues were $8.3 million and $15.3 million for the six months ended June 30, 2001 and 2000, respectively. the decrease in revenue is attributable to market conditions in the telecommunications industry.

     Gross profit: Gross profit (loss) for the three months ended June 30, 2001 decreased $12.3 million or 418% to ($9.3) million as compared to $2.9 million for the three-month period ended June 30, 2000. Gross profit (loss) were ($9.0) million and $5.4 million for the six months ended June 30, 2001 and 2000, respectively. The gross profit margins were (495%) and 36% for the three months ended June 30, 2001 and 2000, respectively, and (109%) and 35% for the six months ended June 30, 2001 and 2000, respectively. The change in gross profit margin over the prior year's quarter is attributable to lower revenue levels during the period as well as increases in inventory write-downs and allowances for inventory.

     Research and development: Research and development expenses for the three months ended June 30, 2001 increased $2.7 million or 39% to $9.6 million as compared to $6.9 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, expenses increased $5.2 million or 40% to $18.2 million as compared to $13.0 million for the six months ended June 30, 2000. These increases were due to an increase in employees and engineering supplies to support product development efforts aimed at large operator opportunities.

     Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2001 increased $2.6 million or 122% to $4.6 million as compared to $2.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, expenses increased $4.2 million or 93% to $8.8 million as compared to $4.6 million for the six months ended June 30, 2000. This increase is primarily attributable to costs associated with a significant expansion of our international sales and distribution activities and, support of our large operator trials.

     General and administrative: General and administrative expenses for the three months ended June 30, 2001 increased $2.9 million or 254% to $4.1 million as compared to $1.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, expenses increased $4.0 million or 173% to $6.2 million as compared to $2.3 million for the six months ended June 30, 2000. These increases were primarily due to increases in allowances for doubtful accounts and notes receivables.


2.)  LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and as of June 30, 2001 has an accumulated deficit of $188.5 million. Cash used in operations for the six months ended June 30, 2001 and 2000 was $32.8 million and $27.1 million, respectively, and it is likely that cash flow from operations will be negative throughout 2001. At June 30, 2001, the Company's principal source of liquidity is $19.9 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The Company's future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand in 2001 as compared to the late 1990's and 2000. It is uncertain as to when market conditions will improve. The Company has been negatively impacted in 2001 by such global demand reductions. Other factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's ultimate ability to continue as a going concern for a reasonable period of time will depend on it increasing its revenues and/or reducing its expenses to enable it to reach profitability. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. To conserve cash, the Company took measures in late June 2001 to reduce operating expenses for the remainder of the year. The Company is in the process of negotiating and settling outstanding accounts payables. The Company believes that additional funding will be required prior to reaching profitability and several alternatives are possible, including private placement financing. The Company hired an investment banker to assist the Company in identifying sources of additional investor funding and exploring other alternatives. However, no assurances can be given that additional equity or debt financing can be arranged on terms acceptable to the Company, if at all.

If near term sales objectives are not met, the Company will have to further substantially reduce its expenses to maintain cash levels necessary to sustain its operations through 2001. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely the Company's operations will continue to consume cash over the foreseeable future. The Company has limited cash resources and therefore the Company must reduce its negative cash flows in the near term to continue operating. However, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern.

     Net cash used in operating activities for the six months ended June 30, 2001 was $32.8 million compared to net cash used in operating activities of $27.1 million for the six months ended June 30, 2000. The significant use of cash by operating activities was primarily the result of the net losses during the reported period together with net changes in other working capital components. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits of approximately 20% of the contracted amount typically are received at the inception of the contract and an additional 30% of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires increasing investments in working capital as our revenues increase. As of June 30, 2001, our accounts receivable balance was $7.5 million. Of this balance 48% is attributable to two customers, and receivables from one of these customers accounted for approximately 36% of the total amount outstanding. In some instances, we have offered vendor financing to certain customers where it assists us in entering a strategic market or where it is an initial part of a larger order. As of June 30, 2001, our total notes receivable balance was $5.9 million, of which approximately 51% was owed by one customer.

     Net cash used for capital expenditures for the six months ended June 30, 2001 was $0.8 million compared to net cash used for capital expenditures for the six months ended June 30, 2000 of $2.4 million. These expenditures reflect the Company's investment in computer equipment, software development tools and test equipment, and other capital equipment required to support our business expansion. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

     Net cash provided by financing activities was $27.5 million for the six months ended June 30, 2001 compared to net cash used in financing activities of $0.1 million for the six months ended June 30, 2000. The difference was primarily due to the issuance of $29.5 million of redeemable convertible preferred stock. In addition, loans were made to two senior officers of the Company for alternative minimum tax liabilities incurred in during the first quarter of 2001 (See Note 7 to the condensed financial statements).

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

     On January 2, 2001, SPD, LLC, a single member Florida limited liability company that we own, filed a lawsuit in the United States District Court, Middle District of Florida, Orlando Division against South Carolina Phone, LLC, and Carolina Phone Leasing, LLC (collectively, Carolina PCS). The lawsuit was a civil action for the recovery of money damages in the principal amount of $9,015,051 based upon the defendants' failure to pay a promissory note, and for related relief. We sought payment for accrued interest, costs, attorneys' fees and late fees. On March 29, 2001 we entered into a mediated settlement agreement with Carolina PCS. Under the agreement, Carolina PCS agreed to pay us $3 million on or before July 30, 2001, return certain inventory, and forfeit certain deposits, to settle in full the amounts due and owing to AirNet under the note receivable (See Note 4 to the condensed financial statements). Payment of the $3 million mediated settlement was received in full from Carolina PCS on July 25, 2001.

     We are also involved in various claims and litigation matters arising in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material effect on its results of operations or financial condition.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (C)  Sales of Unregistered Securities

     In connection with a private placement consummated on May 16, 2001 (the "Private Placement"), the Company issued 955,414 shares of Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred Stock"), to three investors (SCP Private Equity Partners II, L.P., Tandem PCS Investments, L.P. and Mellon Ventures, L.P.) for an aggregate purchase price of $30 million. Subject to adjustment in certain events, each share of Series B Preferred Stock converts into ten shares of the Company's common stock at an effective conversion price of $3.14 per share of common stock. In connection with this transaction and for an aggregate purchase price of $300, the Company also issued to the three investors warrants to purchase an aggregate of 2,866,242 shares of the Company's common stock. The Warrants are exercisable between May 16, 2001 and May 15, 2011 at an exercise price of $3.14 per share, subject to adjustment in certain events. The above referenced Series B Preferred Stock and Warrants issued by the Company during the three months ending June 30, 2001 were not registered under the Securities Act of 1933 in reliance upon the registration exemption set forth in Regulation D under the Securities Act of 1933, which exemption was made available to the Company due to the nature and number of investors involved in the Private Placement and the Company's compliance with all other requirements of such exemption.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2001, proxy materials were mailed to the stockholders of the Company requesting approval of the Private Placement. The Private Placement was approved by written consent of a majority of stockholders dated as of May 14, 2001. The holders of at least 13,400,133 shares consented to the Private Placement, constituting 56% of the 23,788,418 shares of the Company's common stock outstanding on May 14, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

    ****3.1         Seventh Amended and Restated Certificate of Incorporation.
       *3.2         Second Amended and Restated Bylaws.
      **3.3         Amendment to Second Amended and Restated Bylaws.
        3.4         Certificate of Designation of Series A Junior Participating Preferred Stock.
        3.5         Certificate of Designation of Series B Convertible Preferred Stock.
       *4.1         Specimen Certificate evidencing shares of Common Stock.
       *4.2         Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of
                    April 16, 1997.
       *4.3         First Amendment to Second Amended and Restated Shareholders' and Registration Rights
                    Agreement dated as of September 20, 1999.
       *4.4         Second Amended and Restated Agreement Among Series E, Series F and Series G Second
                    Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement
                    dated as of September 7, 1999.
       *4.5         First Amendment to Second Amended and Restated Agreement Among Series E, Series F and
                    Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of
                    September 20, 1999.
      *10.1         AirNet Communications Corporation 1999 Equity Incentive Plan.
      *10.2         OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc.
                    and AirNet Communications Corporation.
      *10.3         Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.
    ***10.4         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and R. Lee Hamilton, Jr.
    ***10.5         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and Gerald Y. Hattori.
    ***10.6         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and William J. Lee.
    ***10.7         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and Mark G. Demange.
    ***10.8         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and Glenn A. Ehley.
    ***10.9         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and Timothy Mahar.
   ****10.10        Agreement dated May 10, 2000 between AirNet Communications Corporation and Gerald Y.
                    Hattori.

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

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 17, 2001 reporting one event under Item 5, Other Events, and filing two exhibits under Item 7, Exhibits.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001              /s/ R. Lee Hamilton, Jr.
                                   ---------------------------------------------
                                   R. Lee Hamilton, Jr., President and Chief
                                   Executive Officer (Principal Executive
                                   Officer)

                                   /s/ Joe Gerrity
                                   ---------------------------------------------
                                   Joe Gerrity, Chief Financial Officer
                                   (Principal Financial and Principal Accounting Officer)

                        AIRNET COMMUNICATIONS CORPORATION
                                INDEX TO EXHIBITS

   EXHIBIT NO.
   -----------
    ****3.1         Seventh Amended and Restated Certificate of Incorporation.
       *3.2         Second Amended and Restated Bylaws.
      **3.3         Amendment to Second Amended and Restated Bylaws.
        3.4         Certificate of Designation of Series A Junior Participating Preferred Stock.
        3.5         Certificate of Designation of Series B Convertible Preferred Stock.
       *4.1         Specimen Certificate evidencing shares of Common Stock.
       *4.2         Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of
                    April 16, 1997.
       *4.3         First Amendment to Second Amended and Restated Shareholders' and Registration Rights
                    Agreement dated as of September 20, 1999.
       *4.4         Second Amended and Restated Agreement Among Series E, Series F and Series G Second
                    Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement
                    dated as of September 7, 1999.
       *4.5         First Amendment to Second Amended and Restated Agreement Among Series E, Series F and
                    Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of
                    September 20, 1999.
      *10.1         AirNet Communications Corporation 1999 Equity Incentive Plan.
      *10.2         OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc.
                    and AirNet Communications Corporation.
      *10.3         Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.
    ***10.4         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and R. Lee Hamilton, Jr.
    ***10.5         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and Gerald Y. Hattori.
    ***10.6         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and William J. Lee.
    ***10.7         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and Mark G. Demange.
    ***10.8         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and Glenn A. Ehley.
    ***10.9         Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                    Communications Corporation and Timothy Mahar.
   ****10.10        Agreement dated May 10, 2000 between AirNet Communications Corporation and Gerald Y.
                    Hattori.

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