Form 10-Q
period 2001-09-30
AIRNET COMMUNICATIONS CORP
filed 2001-11-14
CIK 944163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                        Commission File Number: 000-28217


                        AIRNET COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                           59-3218138
     (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)             Identification No.)


                     3950 Dow Road, Melbourne, Florida 32934
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at November 8, 2001

   Common stock, par value $.001                      23,794,634

                        AIRNET COMMUNICATIONS CORPORATION

                                      INDEX


                                                                            Page No.
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Balance Sheets (Unaudited)..........................       3

         Condensed Statements of Operations (Unaudited)................       4

         Condensed Statements of Cash Flows (Unaudited)................       5

         Notes to Condensed Financial Statements (Unaudited)...........       6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................      10


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings.............................................      14

Item 5.  Other Information.............................................      14

Item 6.  Exhibits and Reports on Form 8-K..............................      15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        AIRNET COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     UNAUDITED        UNAUDITED
                                                                   SEP. 30, 2001    DEC. 31, 2000
ASSETS
     Cash and cash equivalents                                           $11,836          $28,867
     Accounts receivable, net of allowances of $2.6 million and            6,879            8,218
     $4.1 million at Sep 30, 2001 and Dec 31, 2000,
     respectively
     Inventories, net                                                     24,482           32,769
     Notes receivable, net                                                   775            5,932
     Other current assets                                                    695            1,028
                                                                         -------          -------
          Total current assets                                            44,667           76,814
                                                                         -------          -------

     Property and equipment, net                                          13,360           11,664
     Long-term notes receivable, net                                       1,410            3,060
     Other long-term assets                                                1,877              596
                                                                         -------          -------
         Total assets                                                    $61,314          $92,134
                                                                         =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                                    $11,320          $13,198
     Accrued expenses                                                      3,610            4,136
     Current portion of capital lease obligations                            263              803
     Customer deposits                                                       714            2,398
     Deferred revenue                                                      2,801            7,161
                                                                         -------          -------
         Total current liabilities                                        18,708           27,696
                                                                         -------          -------

     Capital lease obligations                                               426              215
     Dividends Payable                                                       900               --
                                                                         -------          -------
          Total liabilities                                               20,034           27,911

     Redeemable Convertible Preferred Stock                               15,913               --

     Stockholders' equity                                                 25,367           64,223
                                                                         -------          -------
          Total liabilities and stockholders' equity                     $61,314          $92,134
                                                                         =======          =======

See Notes to Condensed Financial Statements

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              UNAUDITED                                 UNAUDITED
                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  SEP. 30, 2001        SEP. 30, 2000        SEP. 30, 2001        SEP. 30, 2000

NET REVENUES                                       $      2,127         $     13,597         $     10,407         $     28,850
COST OF REVENUES                                          3,663                8,639               20,975               18,520
                                                   ------------         ------------         ------------         ------------
Gross profit                                             (1,536)               4,958              (10,568)              10,330
                                                   ------------         ------------         ------------         ------------
OPERATING EXPENSES:
Research and development                                  4,396                7,395               22,626               20,388
Sales and marketing                                       1,712                2,666               10,519                7,230
General and administrative                                2,469                1,367                8,709                3,654
Stock-based compensation                                     95                  109                  285                  327
                                                   ------------         ------------         ------------         ------------
Total costs and expenses                                  8,672               11,537               42,139               31,599
                                                   ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                                    (10,208)              (6,579)             (52,707)             (21,269)
                                                   ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE), net                                 206                1,363                  797                3,826
                                                   ------------         ------------         ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                          (10,002)              (5,216)             (51,910)             (17,444)

ACCRETION OF DISCOUNT -
REDEEMABLE PREFERRED STOCK                                 (407)                  --                 (606)                  --

DIVIDENDS ON PREFERRED STOCK                               (600)                  --                 (900)                  --
                                                   ------------         ------------         ------------         ------------
LOSS APPLICABLE TO COMMON STOCK BEFORE
EXTRAORDINARY GAIN ON VENDOR SETTLEMENTS                (11,009)              (5,216)             (53,416)             (17,444)
                                                   ------------         ------------         ------------         ------------

EXTRAORDINARY GAIN ON VENDOR SETTLEMENTS                    461                   --                  461                   --
                                                   ------------         ------------         ------------         ------------
NET LOSS APPLICABLE TO COMMON STOCK                $    (10,548)        $     (5,216)        $    (52,955)        $    (17,444)
                                                   ============         ============         ============         ============
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
STOCKHOLDERS BEFORE EXTRAORDINARY GAIN
ON VENDOR SETTLEMENTS-Basic and diluted            $      (0.46)        $      (0.22)        $      (2.25)        $      (0.74)
                                                   ============         ============         ============         ============
EXTRAORDINARY GAIN PER SHARE ON VENDOR
SETTLEMENTS                                        $       0.02         $         --         $       0.02         $         --
                                                   ============         ============         ============         ============
LOSS PER SHARE ATTRIBUTABLE TO COMMON
STOCKHOLDERS-Basic and diluted                     $      (0.44)        $      (0.22)        $      (2.23)        $      (0.74)
                                                   ============         ============         ============         ============
WEIGHTED AVERAGE SHARES USED IN CALCULATING
BASIC AND DILUTED LOSS PER SHARE                     23,791,179           23,669,169           23,783,648           23,528,820
                                                   ============         ============         ============         ============

See Notes to Condensed Financial Statements

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    UNAUDITED
                                                                               NINE MONTHS ENDED
                                                                        SEP. 30, 2001     SEP. 30, 2000
                                                                        -------------     -------------
Operating activities
      Net cash used in operating activities                                 $ (43,663)        $ (43,294)
                                                                            ---------         ---------
Cash flows from investing activities:
   Purchases of property and equipment                                         (3,977)           (4,389)
   Payments received on note receivable                                         3,258                --
   Proceeds from disposal of equipment                                             51                --
                                                                            ---------         ---------

      Net cash used in investing activities                                      (668)           (4,389)
                                                                            ---------         ---------

Cash flows from financing activities:
   Principal payments on capital lease obligations                             (1,086)             (608)
   Notes receivable to officers                                                (1,217)               --
   Offering Costs                                                                  --              (136)
   Net proceeds from issuance of preferred stock                               29,581                --
   Proceeds from issuance of common stocks and warrants                            22               699
                                                                            ---------         ---------

Net cash provided by financing activities                                      27,300               (45)
                                                                            ---------         ---------

Increase (decrease) in cash and cash equivalents                              (17,031)          (47,728)
Cash and cash equivalents at beginning of period                               28,867           100,423
                                                                            ---------         ---------

Cash and cash equivalents at end of period                                  $  11,836         $  52,695
                                                                            =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                 $      52         $      59
                                                                            =========         =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property and equipment acquired under capital lease obligations          $     759         $     430
                                                                            =========         =========

See Notes to Condensed Financial Statements

AirNet Communications Corporation

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)

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

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Form 10-K filed for the year ended December 31, 2000. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations (Statement 141) and Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Statements 141 and 142 are not expected to have any impact on the Company as the Company has not previously acquired any businesses.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets (Statement 144). Statement 144 establishes a single accounting model for all long-lived assets, including business segments, to be disposed of. Under Statement 144, discontinued operations are no longer measured at net realizable value but at fair value. Future operating losses are no longer included as part of discontinued operations. Statement 144, which is effective for fiscal years beginning after December 15, 2001, is not expected to have any impact on the Company.

2.)   LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and as of September 30, 2001 has an accumulated deficit of $197.4 million. Cash used in operations for the nine months ended September 30, 2001 and 2000 was $43.7 million and $43.3 million, respectively, and it is likely that cash flow from operations will be negative throughout 2001. At September 30, 2001, the Company's principal source of liquidity is $11.8 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.

The Company's future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand in 2001 as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted in 2001 by such global demand reductions. Other factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's ultimate ability to continue as a going concern for a reasonable period of time will depend on it increasing its revenues and/or reducing its expenses and securing enough additional funding to enable it to reach profitability. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. To conserve cash, the Company took measures in the second and third quarters of 2001 to reduce operating expenses for the remainder of the year. The Company is in the process of negotiating and settling outstanding accounts payables (See Note 9). Additional funding will be required prior to reaching profitability and several alternatives are possible, including private placement financing. The Company terminated its relationship with its investment banker and is considering hiring one or more financial advisors. However, no assurances can be made that additional equity or debt financing can be arranged on terms acceptable to the Company, if at all.

If near term sales objectives are not met, the Company may have to further reduce its expenses to maintain cash levels necessary to sustain its operations through the first quarter 2002. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely the Company's operations will continue to consume cash in the foreseeable future. The Company has limited cash resources and therefore the Company must reduce its negative cash flows in the near term to continue operating or secure additional funding. However, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts or its liquidation preference obligations to its preferred stockholders. Accordingly, should the Company file for bankruptcy there is no assurance that any value would be received by the Company's stockholders.

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

4.)   ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have decreased from $17.2 million (net of allowance for doubtful accounts of $7.8 million) at December 31, 2000 to $9.1 million (net of allowance for doubtful accounts and notes receivable of $4.0 million) at September 30, 2001. At September 30, 2001, $2.2 million of the amount due is subject to collateralized note arrangements. All notes issued through September 2001 bear market rates of interest.

In mid-2000, management decided to provide vendor financing in select situations, including one customer whose open account of $9,015,051 was converted to a note receivable in June 2000, due on December 31, 2000. The customer defaulted on the note and the Company provided for an allowance for the estimated loss exposure under the note at December 31, 2000. The Company entered into a mediated settlement agreement with the customer on March 29, 2001. The settlement agreement provided for the recovery of inventory, application of customer deposits and a cash payment of $3 million to be paid on or before July 29, 2001, which in the aggregate was sufficient to settle the customer's account without further loss to the Company. This amount was collected in full on July 25, 2001.

At September 30, 2001, one customer on open accounts receivable represents 34% of the net carrying amount of accounts receivable; a significant concentration of credit risk. This customer, whose balance is in past due status, is in current negotiations for additional funding to satisfy its obligation to the Company, and the customer's ability pay its balance in full, is uncertain. The Company considered the status of this customer's financial position in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of September 30, 2001 discussed in the following paragraph.

The allowance for doubtful accounts receivable of $2.6 million at September 30, 2001 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb possible losses in the accounts receivable portfolio. The allowance for notes receivable of $1.4 million at September 30, 2001 is considered adequate by management based on current knowledge of customer status' and payment history, to absorb possible losses in the notes receivable portfolio.

5.)   INVENTORIES

Inventories consist of the following (in 000's):

                                         UNAUDITED        UNAUDITED
                                       SEP. 30, 2001    DEC. 31, 2000
                                       -------------    -------------
Raw Materials                                $17,485          $19,004
Work in Process                                1,816            4,165
Finished Goods                                 3,531            3,878
Finished Goods Delivered to Customers          1,649            5,722
                                             -------          -------
                                             $24,482          $32,769
                                             =======          =======


During the third quarter ended September 30, 2001 and the nine month period ended September 30, 2001, the Company recorded a charge to cost of sales for obsolete and excess inventory of $0.9 million and $4.4 million, respectively, that reduced gross margin. The majority of the charge for excess inventory was the result of lower than anticipated revenue attributable to general market conditions and the timing of the introduction of new products.

6.)   BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with Statements of Financial Accounting Standards No. 128, Earnings Per Share. The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

The computation of loss per share is as follows (in 000's except share and per share data):

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEP. 30, 2001     SEP. 30, 2000     SEP. 30, 2001     SEP. 30, 2000

Loss applicable to common stockholders before
extraordinary gain on vendor settlement                       $    (11,009)     $     (5,216)     $    (53,416)     $    (17,444)

Extraordinary gain on vendor settlement                                461                --               461                --
                                                              ------------      ------------      ------------      ------------

Net loss attributed to common stockholders                    $    (10,548)     $     (5,216)     $    (52,955)     $    (17,444)
                                                              ============      ============      ============      ============
Weighted average common shares outstanding                      23,791,179        23,669,169        23,783,648        23,528,820
                                                              ============      ============      ============      ============
Net loss per share attributable to common
  stockholders before extraordinary gain on vendor
  settlement, basic and diluted                               $      (0.46)     $      (0.22)     $      (2.25)     $      (0.74)
                                                              ============      ============      ============      ============

Extraordinary gain per share on vendor settlement             $       0.02      $         --      $       0.02      $         --
                                                              ============      ============      ============      ============
Net loss per share attributable to common
  stockholders, basic and diluted                             $      (0.44)     $      (0.22)     $      (2.23)     $      (0.74)
                                                              ============      ============      ============      ============
Potentially dilutive securities consist of the following:
    Options to purchase common stock                                39,275         2,145,470           173,676         1,979,615
    Convertible preferred stock                                  9,554,140                --         4,794,568                --
    Warrants to purchase common stock                                   --           539,114            19,080           545,050

                                                              ------------      ------------      ------------      ------------
  Total                                                          9,593,415         2,684,584         4,987,324         2,524,665
                                                              ============      ============      ============      ============


7.)   NOTES RECEIVABLE DUE FROM OFFICERS

During March 2001, two officers of the Company executed non-recourse promissory notes in the aggregate amount of $1,217,130 at an interest rate of 5.07% per annum partly collateralized by 138,535 shares of common stock issued by the Company upon early exercise of stock options by the officers during 2000. The unpaid principal amount of the notes, together with all accrued and unpaid interest owing under the notes, are payable in March 2006. The notes payable were valued at a market rate of interest (9%) and accordingly a discount of $235,972 was recorded against the notes. The notes receivable are recorded as a component of stockholder's equity at September 30, 2001. One of the officers, the former CEO, left the Company in August 2001. His indebtedness to the Company for the loan and accumulated interest as of September 30, 2001, amounts to $1,111,151.

The former CEO executed a recourse promissory note at an annual interest rate of 6.01% in the amount of $112,660 in November 2000. Accrued interest is payable semiannually. As of November 10, 2001, the note is in default because the former CEO has failed to pay accrued interest when due. An allowance of $500,000 was recorded in the third quarter of 2001 for possible losses on the two loans made to the former CEO as well as accumulated interest.

8.)   PREFERRED STOCK

On May 16, 2001, the Company issued 955,414 shares of Series B convertible preferred stock to three existing shareholders at $31.40 per share for a total face value of $30 million. The stock is redeemable at any time after May 31, 2006 out of funds legally available for such purposes and initially each preferred share is convertible, at any time, into 10 shares of common stock. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively to designate two members of the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders.

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

An additional discount was also recorded for $7,136,942 related to the intrinsic value, after valuation of the warrants issued, of the beneficial non-detachable conversion feature embedded in the preferred stock. The discount is recorded as an offset to the preferred stock and is being amortized over the preferred stock redemption period.

9.)   VENDOR SETTLEMENT PROGRAM

During the third quarter 2001, the Company entered into agreements with certain vendors to settle outstanding payables totaling $1,381,683 at varying discounts from the recorded liability. The vendors agreed, in exchange for the settlement, to release the Company from future liability related to the settled balances. The total gain recorded as a result of these settlements was $461,376, net of expenses of $259,835 ($0.02 per share) which is recorded as an extraordinary gain in the accompanying statements of operations.

In addition, the Company negotiated modified payment terms relating to accounts payable totaling approximately $375,275 with certain other vendors. These restructured terms included a partial payment of approximately $93,819 with remaining payments to be paid as new product is purchased from these vendors. The timing of these additional payments cannot be estimated since it is contingent upon the Company's demand for each vendor's product and accordingly the unpaid balance of $281,456 is included in accounts payable at September 30, 2001.

As of September 30, 2001, the Company was negotiating settlements and payment extensions with vendors to which they owed approximately $9,898,538. During October 2001, the Company settled further amounts totaling $3,393,964 with an estimated extraordinary gain of $1,444,697 ($0.06 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and Note 2, Notes to Condensed Financial Statements and Item 2, "Liquidity and Capital Resources" in this Form 10-Q.

1.)   FINANCIAL CONDITION

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

From its inception in January 1994 through May 1997, the Company's operations consisted principally of start-up activity associated with the design, development, and marketing of its products. As a result, the Company did not generate significant revenues until 1998 and generated net revenues of $17.8 million in 1999, $34.3 million in 2000 and $10.4 million for the nine months ended September 30, 2001. The Company has incurred substantial losses since commencing operations, and as of September 30, 2001 had an accumulated deficit of $197.4 million. The Company has not yet achieved profitability on a quarterly or annual basis. Because the Company will need to continue to focus heavily on developing its technology and products and organizing its sales and distribution systems to support its anticipated growth in the near future, the Company expects to continue to incur net losses for at least the next several quarters. The Company will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

The Company's revenues are derived from sales of a single product line based on the GSM Protocol. The Company generates a substantial portion of its revenues from a limited number of customers, with three customers accounting for 54% of net revenues during the nine months ended September 30, 2001.

Results of Operations

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   UNAUDITED        UNAUDITED        UNAUDITED        UNAUDITED
                                                 SEP. 30, 2001    SEP. 30, 2000    SEP. 30, 2001    SEP. 30, 2000

Net revenues                                             100.0%           100.0%           100.0%           100.0%
Cost of revenues                                         172.2             63.5            201.5             64.2
                                                         -----            -----            -----            -----

Gross Profit                                             (72.2)            36.5           (101.5)            35.8
                                                         -----            -----            -----            -----

Operating expenses:
Research and development                                 206.7             54.4            217.4             70.7
Sales and marketing                                       80.5             19.6            101.1             25.1
General and administrative                               116.1             10.1             83.7             12.7
Amortization of deferred stock-based
  compensation                                             4.5              0.8              2.7              1.1
                                                         -----            -----            -----            -----

Total operating expenses                                 407.7             84.8            404.9            109.5
                                                         -----            -----            -----            -----

Loss from operations                                    (479.9)           (48.4)          (506.5)           (73.7)

Other income (expense), net                                9.7             10.0              7.7             13.3
                                                         -----            -----            -----            -----

Net loss                                                (470.2)           (38.4)          (498.8)           (60.5)
                                                         -----            -----            -----            -----

Accretion of discount on preferred stock                 (19.1)              --             (5.8)              --

Dividends on preferred stock                             (28.2)              --             (8.6)              --

Net loss before extraordinary gain                      (517.6)           (38.4)          (513.3)          (60.5)
                                                         -----            -----            -----            -----

Extraordinary gain                                        21.7               --              4.4               --

Net loss applicable to common stock                     (495.9)           (38.4)          (508.8)          (60.5)
                                                         -----            -----            -----            -----


Three Months and Nine Months Ended September 30, 2001 Compared to Three Months and Nine Months Ended September 30, 2000

      Net revenue: Net revenues for the three months ended September 30, 2001 decreased $11.5 million or 85% to $2.1 million as compared to $13.6 million for the three months ended September 30, 2000. Net revenues were $10.4 million and $28.9 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in revenue is attributable primarily to market conditions in the telecommunications industry.

      Gross profit: Gross profits for the three months ended September 30, 2001 decreased $6.5 million or 130% to ($1.5) million as compared to $5.0 million for the three-month period ended September 30, 2000. Gross profits were ($10.6) million and $10.3 million for the nine months ended September 30, 2001 and 2000, respectively. The gross profit margins were (71%) and 37% for the three months ended September 30, 2001 and 2000, respectively, and (102%) and 36% for the nine months ended September 30, 2001 and 2000, respectively. The change in gross profit margin over the prior year's quarter is attributable to lower revenue levels during the period as well as increases in inventory write-downs and allowances for inventory.

      Research and development: Research and development expenses for the three months ended September 30, 2001 decreased $3.0 million or 41% to $4.4 million as compared to $7.4 million for the three months ended September 30, 2000. This decrease was due to the actions taken in the second and third quarters of 2001 to reduce its workforce and operating expenses. For the nine months ended September 30, 2001, expenses increased $2.2 million or 11% to $22.6 million as compared to $20.4 million for the nine months ended

September 30, 2000. The increase was due to increased spending in the first half of 2001 to support product development efforts aimed at large operator opportunities.

      Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2001 decreased $1.0 million or 37% to $1.7 million as compared to $2.7 million for the three months ended September 30, 2000. This decrease was due to the actions taken in second and third quarters of 2001 to reduce headcount and operating expenses. For the nine months ended September 30, 2001, expenses increased $3.3 million or 46% to $10.5 million as compared to $7.2 million for the nine months ended June 30, 2000. This increase was primarily attributable to costs associated with a significant expansion in the first half of 2001 of international sales and distribution activities and support of large operator trials.

      General and administrative: General and administrative expenses for the three months ended September 30, 2001 increased $1.1 million or 79% to $2.5 million as compared to $1.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, expenses increased $5.0 million or 135% to $8.7 million as compared to $3.7 million for the nine months ended September 30, 2000. These increases were primarily due to increases in allowances for doubtful accounts and notes receivables. See Note 4, Notes to Condensed Financial Statements.

2.)   LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and as of September 30, 2001 has an accumulated deficit of $197.4 million. Cash used in operations for the nine months ended September 30, 2001 and 2000 was $43.7 million and $43.3 million, respectively, and it is likely that cash flow from operations will be negative throughout 2001. At September 30, 2001, the Company's principal source of liquidity is $11.8 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The Company's future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand in 2001 as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted in 2001 by such global demand reductions. Other factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's ultimate ability to continue as a going concern for a reasonable period of time will depend on it increasing its revenues and/or reducing its expenses and securing enough additional funding to enable it to reach profitability. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. To conserve cash, the Company took measures in the second and third quarters of 2001 to reduce operating expenses for the remainder of the year. The Company is in the process of negotiating and settling outstanding accounts payables. The Company believes that additional funding will be required prior to reaching profitability and several alternatives are possible, including private placement financing. The Company terminated its relationship with its investment banker and is considering hiring one or more financial advisors. However, no assurances can be given that additional equity or debt financing can be arranged on terms acceptable to the Company, if at all.

If near term sales objectives are not met, the Company may have to further reduce its expenses to maintain cash levels necessary to sustain its operations through the first quarter 2002. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely the Company's operations will continue to consume cash in the foreseeable future. The Company has limited cash resources and therefore the Company must reduce its negative cash flows in the near term to continue operating or secure additional funding. However, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In the event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts or its liquidation preference obligations to its preferred stockholders. Accordingly, should the Company file for bankruptcy there is no assurance that any value would be received by the Company's stockholders.

Net cash used in operating activities for the nine months ended September 30, 2001 was $43.7 million compared to net cash used in operating activities of $43.3 million for the nine months ended September 30, 2000. The significant use of cash by operating activities was primarily the result of the net losses during the reported period together with net changes in other working capital components. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits of approximately 20% of the contracted amount typically are received at the inception of the contract and an additional 30% of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires increasing investments in working capital as our revenues increase. As of September 30, 2001, our accounts receivable balance was $6.9 million. Of this balance 55% is attributable to two customers, and receivables from one of these customers accounted for approximately 34% of the total amount outstanding. In some instances, we have offered vendor financing to certain customers where it assists us in entering a strategic market or where it is an initial part of a larger order. As of September 30, 2001, our total notes receivable balance was $2.2 million, of which approximately 77% was owed by one customer.

Net cash used in investing activities for the nine months ended September 30, 2001 was $0.7 million compared to net cash used for capital expenditures for the nine months ended September 30, 2000 of $4.4 million. These expenditures reflect the Company's investment in computer equipment, software development tools and test equipment, and other capital equipment required to support our business expansion. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

Net cash provided by financing activities was $27.3 million for the nine months ended September 30, 2001 compared to net cash used in financing activities of $0.1 million for the nine months ended September 30, 2000. The difference was primarily due to the issuance of $29.5 million of redeemable convertible preferred stock. In addition, loans were made to two senior officers of the Company for alternative minimum tax liabilities incurred during the first quarter of 2001 (See Note 7, Notes to Condensed Financial Statements).

The Company believes that its existing cash and cash equivalents will be sufficient to meet capital requirements through the first quarter of 2002 if revenue and collection projections are met, although it could be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend upon many factors, including rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing. There can be no assurances that additional equity or debt financing will be available on acceptable terms, or at all.

Status of Company Common Stock Listing on Nasdaq National Market

Stock traded on the Nasdaq National Market must meet certain listing requirements, including requirements with respect to a Company's net tangible assets, the minimum bid price of its stock and the market value of its public float. The Company fell out of compliance with certain of the listing requirements during the third quarter of 2001. However, Nasdaq issued a moratorium for those requirements effective September 27, 2001, until January 2, 2002. If the Company fails to regain compliance with the Nasdaq listing requirements by the expiration date of the moratorium, the Company would be subject to delisting from the Nasdaq National Market in 2002.

3.)   VENDOR SETTLEMENT PROGRAM

During the third quarter 2001, the Company entered into agreements with certain vendors to settle outstanding payables totaling $1,381,683 at varying discounts from the recorded liability. See Note 9, Notes to Condensed Financial Statements.

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

On August 14, 2001, our vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed a lawsuit against the Company in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. The Company filed an answer raising affirmative defenses and a counter claim seeking damages from MC Assembly and Test in excess of $5,000,000. The Company believes MC Assembly and Test shipped defective products which caused damage from settlement of trade payables and lost business opportunities. The Company intends to vigorously defend the claim and to aggressively pursue its counter claim.

On August 29, 2001, Comsys Communications & Signal Processing Ltd. d/b/a Comsys filed a lawsuit against the Company in the United States District Court, Western District of New York, alleging breach of contract and seeking damages in the amount of $5,000,000. The Company disputes the amount of damages claimed. Settlement negotiations are in process and the estimated liability has been recorded. It is not expected to have a material impact on the Financial Statements. The Company and Comsys are attempting to amicable resolve this matter.

We are also involved in various claims and litigation matters arising in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material effect on its results of operations or financial condition.

ITEM 5. OTHER INFORMATION

On August 10, 2001, Mr. Michael Kirby resigned from the Board of Directors for the Company. On September 21, 2001, Mr. Leslie D. Shroyer resigned from the Board of Directors for the Company. On September 26, 2001, Mr. Richard G. Coffey resigned from the Board of Directors for the Company. At the time of all three resignations, none of the directors expressed any differences with the Company with respect to accounting practices or corporate governance.

The Company's directors' and officers' insurance policy expires on December 6, 2001. The Company's efforts to renew the policy with its current carrier or, alternatively, to purchase a new policy with another carrier to date have not been successful.

As a result of the resignations of its directors, the Company currently has no audit committee. The Company continues to use its best efforts to recruit persons to fill the vacancies on its Board of Directors who would be qualified to serve as members of the audit committee.

During the third quarter, the Company entered into an employment agreement with Glenn Ehley, President and CEO, which contains change of control and severance provisions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

     ****3.1      Seventh Amended and Restated Certificate of Incorporation.

        *3.2      Second Amended and Restated Bylaws.

       **3.3      Amendment to Second Amended and Restated Bylaws.

    *****3.4      Certificate of Designation of Series A Junior Participating Preferred Stock.

    *****3.5      Certificate of Designation of Series B Convertible Preferred Stock.

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

     ***10.7      Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                  Communications Corporation and Mark G. Demange.

     ***10.8      Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                  Communications Corporation and Glenn A. Ehley.

     ***10.9      Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                  Communications Corporation and Timothy Mahar.

   ****10.10      Agreement dated May 10, 2000 between AirNet Communications Corporation and Gerald Y.
                  Hattori.

       10.11      Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley


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

     ** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

    *** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

   **** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

  ***** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

(b)   Reports on Form 8-K:

None filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2001

                          /s/  Glenn A. Ehley
                         -----------------------------------------------------
                         Glenn A. Ehley, President and Chief Executive Officer
                          (Principal Executive Officer)


                          /s/  Joseph F. Gerrity
                         -----------------------------------------------------
                         Joseph F. Gerrity, Chief Financial Officer
                         (Principal Financial and Principal Accounting Officer)

                        AIRNET COMMUNICATIONS CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.
-----------

    ****3.1       Seventh Amended and Restated Certificate of Incorporation.

       *3.2       Second Amended and Restated Bylaws.

      **3.3       Amendment to Second Amended and Restated Bylaws.

   *****3.4       Certificate of Designation of Series A Junior Participating Preferred Stock

   *****3.5       Certificate of Designation of Series B Convertible Preferred Stock

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

    ***10.7       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                  Communications Corporation and Mark G. Demange.

    ***10.8       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                  Communications Corporation and Glenn A. Ehley.

    ***10.9       Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet
                  Communications Corporation and Timothy Mahar.

  ****10.10       Agreement dated May 10, 2000 between AirNet Communications Corporation and Gerald Y.
                  Hattori.

      10.11       Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley


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

     ** Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

    *** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

   **** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

  ***** Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.