Form 10-K
period 2001-12-31
AIRNET COMMUNICATIONS CORP
filed 2002-04-01
CIK 944163

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM [          ] TO [          ]

                       COMMISSION FILE NUMBER: 000-28217

                       AIRNET COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-3218138
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
                3950 DOW ROAD,                                     32934
              MELBOURNE, FLORIDA
   (Address of principal executive offices)                      (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (321) 984-1990

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2002, 23,789,865 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $21,750,699 (based on a closing price on March 20, 2002 on Nasdaq of $1.55 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                               DESCRIPTION                           PAGE
----                               -----------                           ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................    8
Item 3.    Legal Proceedings...........................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.........    9

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   10
Item 6.    Selected Financial Data.....................................   11
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   12
Item 8.    Financial Statements and Supplementary Data.................   29
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   31

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   31
Item 11.   Executive Compensation......................................   33
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   37
Item 13.   Certain Relationships and Related Transactions..............   39

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form
             8-K.......................................................   40

                           TRADEMARK AND TRADE NAMES

     AirNet(TM), AdaptaCell(R), AirSite(R) Backhaul Free(TM) and Super Capacity(TM) are trademarks and/or service marks of AirNet Communications Corporation.

     All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

     In this document, the words "we," "our," "ours," and "us" refer only to AirNet Communications Corporation and not any other person or entity.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We were incorporated in Delaware in 1994 as Overture Systems, Inc. and changed our name to AirNet Communications Corporation later that year.

     We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2001, our base stations were being used in twenty-one deployed systems. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents and original equipment manufacturers (OEMs).

     From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and generated only $75.2 million in net revenues from our inception through December 31, 2001. We have incurred substantial losses since commencing operations, and as of December 31, 2001, we had an accumulated deficit of $207 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through the next several quarters. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

     We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global System for Mobile Communications, system of mobile voice and data transmission. We market our products worldwide to operators of wireless networks and to certain military and public safety organizations. A base station is a key component of a wireless network that receives and transmits voice and data signals over radio frequencies. We designed our base stations to be easier to deploy and upgrade and to have lower capital and operating costs than other existing base stations.

     Our system features two innovative base station products: Our AdaptaCell(R) base station is a software-defined base station, meaning it uses software to control the way it encodes or decodes wireless signals. Our AdaptaCell(R) base station incorporates a proprietary radio architecture that is designed to enable operators to upgrade their wireless networks to offer high-speed data and Internet services by changing software with few, if any, hardware modifications rather than deploying new base stations. Our AdaptaCell base station also incorporates a broadband architecture, meaning that it uses only one radio to process a large number of radio channels.

     Our AirSite(R) Backhaul Free(TM) base station carries voice and data signals back to the wireline network without using a physical communications link. Our AirSite Backhaul Free base station uses an operator's existing radio frequencies as the medium to provide the necessary connection to the wireline network. Unlike our competitors' base stations, our AirSite Backhaul Free base station does not require an expensive physical communications link, usually through a digital T-1/E-1 telephone line, to the wireline network. As a result, an operator's fixed network operating costs may significantly decrease.

     Like other wireless infrastructure suppliers, we have experienced the adverse effects of the global downturn in telecommunications infrastructure spending. We have historically relied upon an integrated suite of infrastructure products for all our sales -- a product line that was optimized to meet the needs of the initial-coverage and coverage-limited segments of the wireless infrastructure market. These are market segments where we believe our products enjoy a competitive advantage. Unfortunately, the slowdown in infrastructure spending has adversely affected demand in all segments of the infrastructure market.

     In response, we undertook a major restructuring starting in June of 2001 to better leverage our technology base and entrepreneurial culture to target new market opportunities for our GSM products, particularly in the military and public safety segments. Under new leadership we reorganized much of our trade payables with a voluntary vendor settlement program and we changed our focus and strategic direction. We have redirected our activities to focus in three interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; the rapidly emerging market for IS-136 high-speed data transitional infrastructure; and, our traditional GSM infrastructure market.

     The government and public safety market includes radio communications needs for local, state, and federal government agencies, foreign governments and military communications. Our software-defined radio (SDR) products provide flexible and unique communications platforms capable of supporting these applications.

     The IS-136 technology is the basis of the TDMA cellular and Personal Communications Services (PCS) air interface. The IS-136 systems allow telecommunications companies to offer advanced personal wireless communications features and services to subscribers while maintaining backward compatibility for their existing analog (AMPS) system customer bases. It will also provide a cost effective migration path from AMPS through the use of dual-mode operation. Service operators that provide IS-136 air interface services are compelled to transition their networks to 2.5 or 3G services such as General Packet Radio System (GPRS) or Enhanced Data rates for GSM Evolution (EDGE) and WideBand CDMA in order to provide high-speed data services and to remain compatible with Cingular and ATT Wireless, which have announced plans to migrate their IS-136 networks to GSM/GPRS/EDGE. In order to continue to share in roaming revenues offered by users of these nationwide networks, other IS-136 operators must follow suit. We offer customers two methods to migrate their IS-136 networks. The first is to overlay the cost effective coverage value proposition of the Software Defined BTS and AirSite Base Stations to provide an alternate GSM network that shares the spectrum of existing IS-136 networks. The second and more novel migration technique is to commission us to create software that will allow IS-136 and GSM/GPRS/EDGE to operate simultaneously on the same BTS radio. In the first case, our equipment can be deployed alongside existing infrastructure and eventually phase it out. In the latter case, the our solution can simply replace existing equipment and the IS-136 standard can be phased out by gradually allocating more spectrum to the GSM family of protocols. In either case, the new equipment that the service provider buys from us can be migrated to future high-speed data standards that are software defined. We will enter this market as funding becomes available to support research and development and marketing activities.

     Our portfolio of broadband SDR technology and our entrepreneurial tradition lend themselves to exploiting numerous new opportunities in the wireless arena. We believe these new opportunities -- driven by recent developments both inside and outside the company -- offer a tremendous potential for immediate growth and success. SDR technology allows us to readily "reprogram" our wireless infrastructure products to address new markets and new opportunities in a cost effective manner. The development and acceptance of SDR technology in the marketplace has created new opportunities for us outside our core industry. Due to our significant portfolio of basic SDR intellectual property, it is now possible for us to explore licensing our technology in a variety of applications to third parties. Previously, the only potential licensees for our technology were our wireless infrastructure competitors.

     As of December 31, 2001, we had 43 domestic patents granted, and 28 patent applications pending. We received the 1998 GSM World Award for Best Technical Innovation from the GSM Association, an international body with members from over 150 countries, in recognition of our innovative infrastructure.

PRODUCTS

     Our base station subsystem products currently support the GSM system for wireless voice and data communications services. We chose to develop products based on this standard because the interfaces, or connections, between the various pieces that make up the GSM base station subsystem are well defined and publicly documented. One of these interfaces, the connection between the mobile switching center (MSC) and the base station controller, and ultimately the base stations that compose the base station subsystem, is referred to as the A-interface. This A-interface allows wireless operators to attach our base station subsystem equipment to an existing operator's mobile switching center. It is this standard interface that makes any existing GSM operator a potential customer for our base station subsystem equipment. We are currently marketing the base station subsystem in four standard configurations, the GSM-850, GSM-900, GSM-1800 and GSM-1900, operating at 850 MHz, 900 MHz, 1800 MHz and 1900 MHz respectively. Our products have been deployed with customers using the following MSC providers: Nortel, Alcatel, Lucent, Nokia, Siemens, Tecore, and Telos.

     Our base station subsystem features two unique base station products: the AdaptaCell broadband, software-defined GSM base station and the AirSite Backhaul Free base station. We also offer a Base Station Controller, a Transcoder Rate Adaptation Unit and an Operations and Maintenance Center (radio).

     The AdaptaCell wireless base station supports up to 12 GSM radio frequency carriers (96 total channels including 92 voice/data channels and four control channels) for up to 4 pairs of antennas (sectors). The AdaptaCell base station differs from our competitors' base stations in that its operation is defined by software, not hardware. This means that as subscribers demand new services from operators, specifically new high-speed data and Internet services, it will be possible to upgrade the AdaptaCell base station to support those services via a change of software and few, if any, hardware modifications. Operators using our competitors' equipment will likely have to install new equipment, and potentially a completely new base station, for each new wireless standard they adopt.

     We previously announced plans to introduce the AdaptaCell Super Capacity(TM) base station. This new base station is built on our current software-defined AdaptaCell base station platform using adaptive array technology. Adaptive array technology dramatically increases the operators' spectral efficiency -- resulting in tremendous increases in network performance -- by focusing radio signals on individual handset antennas instead of spreading them over the entire cell. The new base station is designed to benefit operators in the transition from current wireless standards to the new GPRS (providing high-speed wireless data in packet format) and Enhanced Data rates for GSM Evolution (or EDGE, providing yet higher speed) standards. When our development work is completed, the new base station will provide increased capacity and higher data rates without the need to deploy additional base stations, while avoiding decreases in cell coverage area.

     AirSite Backhaul Free Base Station: The AirSite Backhaul Free base station is a compact wireless base station that includes its own wireless backhaul system. By contrast, other existing base stations must be connected to the rest of the system using expensive physical communications links, usually digital T-1/E-1 telephone lines. The AirSite Backhaul Free base station is a full featured GSM base station, meaning it has a unique site ID for billing and "911" emergency identification purposes, offers the same geographic coverage as other existing base stations, and has fault and error detection integrated into the Operations and Maintenance Center (radio). The AirSite Backhaul Free base station operates by receiving a subscriber's wireless telephone signal and transmitting it to the AdaptaCell base station. The AdaptaCell base station then sends the signal over a T-1/E-1 line to the base station controller and on to the mobile switching center. In reverse, digitized voice signals come from the mobile switching center to the base station controller and then to the serving AdaptaCell base station, which then transmits the signal to the AirSite Backhaul Free base station. The AirSite Backhaul Free base station then transmits the signal to the subscriber.

     Base Station Controller: Our base station controller coordinates the activities of the AdaptaCell base stations physically attached to it and all the AirSite Backhaul Free base stations served by those AdaptaCell base stations. Among other things, the base station controller monitors handset signal levels and the operational status of each of its attached base stations, controls handset transmit power, and orchestrates handoffs between base stations.

     Transcoder Rate Adaptation Unit: In most telecommunications systems, digitized voice requires 64 Kbps of bandwidth to accurately convey human speech. Our transcoder rate adaptation unit compresses a standard 64 Kbps voice stream to a GSM-standardized 13 Kbps. This means that the digital T-1/E-1 telephone line used to connect the base station controller to the mobile switching center can carry four times as many voice conversations as it normally would. This makes it less expensive to attach a base station subsystem to its associated mobile switching center. Additionally, AirNet is developing a software upgrade to support adaptive multirate (AMR) speech coding. This feature increases voice capacity of GSM networks while maintaining the current high levels of voice quality.

     Operations and Maintenance Center (Radio): The operations and maintenance center-radio provides the network management facility for one or more of our base station subsystems. Our operations and maintenance center (radio) provides a comprehensive graphical user interface for maintenance personnel.

CUSTOMERS

     Each of the following five customers accounted for 10% or more of our revenues for the fiscal year ended December 31, 2001:

     TMP Corporation (Adam's Telecommunications)
     Comtel PCS Mainstreet Limited Partnership
     Cross Communications
     Marconi Communications SPA
     TECORE Wireless Systems

     Together these customers accounted for approximately 69% of our revenues for the period ending December 31, 2001. See Note 14 of Notes to Financial Statements for financial information regarding our customers.

SALES AND MARKETING

     We sell and market our products in the U.S. through our direct sales force. Our international sales and marketing efforts are conducted through a network of original equipment manufacturers, or OEMs, agents, distributors and our direct sales force. We have developed programs to attract and retain high quality, motivated sales representatives who have the technical skills and sales experience necessary to sell our infrastructure solutions.

     We have established a marketing communications organization that is responsible for the branding and marketing of our products and services and for distinguishing the AirSite Backhaul Free base station and AdaptaCell base station as branded product offerings. The marketing organization is responsible for all new product launches to ensure both internal execution and marketplace acceptance.

RESEARCH AND PRODUCT DEVELOPMENT

     We spent $25,512,516 in 2001, $29,457,209 in 2000 and $15,752,943 in 1999
on research and product development. As of December 31, 2001, 61 of our 128 employees were engaged in research and product development, including hardware and software engineering. We do not expect to hire more employees to engage in research and product development during 2002 unless such research and development is funded by strategic partners, customers or new investments.

     Our current product development plans focus on the adaptive array technology for our AdaptaCell Super Capacity base station, EDGE, product cost reductions and features for major operators. We also plan to take advantage of the evolution of digital signal processors and other digital components to reduce the cost of our base stations. In addition, we expect to develop an EDGE high-speed data upgrade package.

     Ultimately, we expect to develop one or more 3G upgrade packages. We may not be able to introduce these or any other products as scheduled. In addition, market conditions may not necessitate developing upgrade packages to support one or more of these emerging 3G high-speed data standards.

     Our product development strategy has been to concentrate our engineering resources on our core technology while making maximum use of third-party vendors and products for everything else. As a result, our engineering resources are focused on broadband, software-defined base station technology and backhaul free base stations.

MANUFACTURING AND BACKLOG

     We currently use a limited number of third-party contractors to manufacture all of our primary components and subassemblies for our products. As a result, our in-house manufacturing operations consist primarily of quality control, final assembly, and testing and product integration. Circuit boards, electronic and mechanical parts, and other component assemblies are purchased from OEMs and other selected vendors. An in-house staff that sets standards and manages our manufacturing contractors maintains quality control.

     Our product backlog was approximately $5.7 million at December 31, 2001 as compared to $15.1 million at December 31, 2000. We include a contract in backlog when it is signed by the customer and by us.

     The amount of our backlog is subject to fluctuation based on the timing of the receipt and completion of orders. The amount generally consists of orders shippable within one year and deferred revenue from products that have been shipped to customers but have not yet satisfied all significant terms and conditions of the customer contract as well as revenue from contracts with vendor financing arrangements which extend beyond one year. Such conditions include completion of installation and customer acceptance of product technical performance. See Note 1 of Notes to Financial Statements for a description of our revenue recognition policy.

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

     Current and potential competitors consist primarily of major domestic and international companies, most of which have longer operating histories; larger installed customer bases; higher volumes; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. Competing base station vendors can be divided into two groups: existing large equipment manufacturers who supply a complete range of wireless base station systems to wireless service operators and smaller companies that typically market components of wireless systems to system suppliers or directly to operators. Our current competitors include Alcatel S.A., LM Ericsson Telephone Company, Lucent Technologies Inc., Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation and Siemens AG. We face actual and potential competition not only from these established companies but from start-up and smaller companies that develop and market new wireless telecommunications products and services.

PROPRIETARY RIGHTS

     We consider our technologies proprietary and seek to protect our intellectual property rights. As of December 31, 2001, we had 43 domestic patents granted, and 28 domestic patent applications pending. In addition, we are seeking patent protection for our inventions in foreign countries. One of the allowed domestic patents was based upon proprietary rights originally obtained from Harris Corporation, one of our stockholders, and is subject to a non-exclusive cross license to a third party. We also obtained from Harris Corporation a royalty-free, worldwide, non-exclusive right and license to use six other patents in the manufacture and sale of products covered by these patents. Our patents cover the basic architecture of the system, sub-components, and frequency reuse planning schemes.

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

GOVERNMENT REGULATION

     Our products must conform to a variety of requirements and protocols. In order for our products to be used in certain jurisdictions, regulatory approval may be necessary. The delays inherent in this regulatory approval process may cause the rescheduling, postponement or cancellation of the installation of telecommunications systems by our customers, which, in turn, may significantly reduce sales of products to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country, restrictions on our development efforts and those of our customers, render current products obsolete, or increase the opportunity for additional competition. Such regulations or such changes in interpretation could require us to modify our products and incur substantial costs to comply with such regulations and changes. Products to support new services can be marketed only if permitted by frequency allocations and regulations. In most cases, we only plan to qualify our products in a foreign country once we have a purchase order from a customer located there, and this practice may deter customers or contribute to delays in receiving or filling orders.

EMPLOYEES

     As of December 31, 2001, we had 128 employees. Of these individuals, 61 were in research and product development, 18 were in manufacturing, 11 were in sales and marketing, 28 were in customer service and technical support, and 10 were in administration. We also had one independent contractor in manufacturing.

     None of our employees is represented by a labor union, and we believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our headquarters consist of approximately 41,000 square feet of space leased through December 31, 2004, located at 3950 Dow Road in Melbourne, Florida. The space also houses the primary manufacturing and product engineering operation. Additional space of approximately 20,000 square feet at the Trio Complex in Melbourne, Florida, is leased through December 31, 2004 for final assembly and testing. Each of these leases gives us the right to terminate any time after June 2002 with a six-month notice. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

     On October 23, 2000, we filed a complaint against Lucent Technologies, Inc. et al. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging, among other claims, tortious interference with a business relationship and misappropriation of trade secrets in connection with the purported cancellation of certain phase II purchase orders by Carolina PCS. We are seeking more than $10 million in damages and injunctive relief and have offered to mediate the dispute.

     On August 14, 2001, our vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against us in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. We filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. We believe MC Assembly and Test shipped defective products, which caused damage from settlement of our accounts receivables and resulted in lost business opportunities. We intend to defend the claim vigorously and to pursue the counterclaim aggressively.

     On August 29, 2001, Comsys Communications & Signal Processing Ltd. d/b/a Comsys filed a lawsuit against us in the United States District Court, Western District of New York, alleging breach of contract and seeking damages in the amount of $5,000,000. We dispute the amount of damages claimed. On January 2, 2002, we executed a settlement agreement with Comsys that calls for the revival and reinstatement of the EDGEware License Agreement with Comsys together with amended dates for milestone deliveries and related payments, with no damage or penalty payments by us.

     The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11, 12 and 15 of the Securities Act of 1933 and
Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and we intend to defend this matter when appropriate. Under the terms of our Underwriting Agreement, we have claims against the underwriters of our initial public offering for indemnification and reimbursement of all of our costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously.

     In addition to the items listed above we are also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock has been listed on the Nasdaq National Market System under the symbol ANCC since December 7, 1999. There is no established trading market for our Series B preferred stock and related warrants. The following table sets forth the high and low sales prices for our common stock as reported by Nasdaq for the periods indicated:

                                                               LOW      HIGH
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2001
  First Quarter.............................................  $ 2.00   $ 8.88
  Second Quarter............................................  $ 1.20   $ 3.93
  Third Quarter.............................................  $ 0.07   $ 1.60
  Fourth Quarter............................................  $ 0.12   $ 0.98

YEAR ENDED DECEMBER 31, 2000
  First Quarter.............................................  $30.00   $62.00
  Second Quarter............................................  $10.88   $35.00
  Third Quarter.............................................  $20.75   $39.88
  Fourth Quarter............................................  $ 5.00   $23.50

     We had 405 stockholders of record as of March 20, 2002. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

     We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future. We have a retained earnings deficit, and we expect to retain future earnings for use in our businesses. We are accruing dividends at a rate of 8% annually on our Series B Convertible Preferred Stock, which is not publicly traded. See Note 8 to the Financial Statements for a complete explanation of this security.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-87693) relating to the initial public offering of our common stock was December 6, 1999.

     Through the fiscal quarter ended June 30, 2001, we applied all of the $80.4 million net proceeds from our initial public offering primarily to general corporate purposes including working capital, expansion of our engineering organization, product development programs, sales and marketing capabilities and general and administrative functions.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected financial information in conjunction with our financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                      YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                      1997       1998        1999         2000          2001
                                    --------   --------   ----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Net revenues......................  $  1,603   $  4,462   $   17,756   $    34,332   $    14,544
Cost of revenues..................       971      2,867       11,244        31,204        25,476
                                    --------   --------   ----------   -----------   -----------
Gross profit (loss)...............       632      1,595        6,512         3,128       (10,932)
Operating expenses
Research and development..........    11,749     13,135       15,753        29,457        25,512
Sales and marketing...............     1,107      2,709        4,727        10,411        11,921
General and administrative........     5,000      3,750        3,004        12,578        11,552
Amortization of deferred
  stock-based compensation........        --        859          214           378           159
Loss (gain) on disposal or
  write-down of equipment.........         4         (5)           2            --            --
                                    --------   --------   ----------   -----------   -----------
          Total operating
            expenses..............    17,860     20,448       23,700        52,824        49,144
                                    --------   --------   ----------   -----------   -----------
Loss from operations..............   (17,228)   (18,853)     (17,188)      (49,696)      (60,076)
Other income (expense), net.......        (8)        77          609         4,672           542
Extraordinary gain on vendor
  settlements.....................        --         --           --            --         1,922
                                    --------   --------   ----------   -----------   -----------
Net loss..........................   (17,236)   (18,776)     (16,579)      (45,024)      (57,612)
Accretion of discount - Series B
  Preferred.......................        --         --           --            --        (1,036)
Preferred dividends...............    (4,095)    (5,616)     (18,647)           --        (1,500)
                                    --------   --------   ----------   -----------   -----------
Net loss attributable to common
  stockholders....................  $(21,331)  $(24,392)  $  (35,226)  $   (45,024)  $   (60,148)
                                    ========   ========   ==========   ===========   ===========
Net loss per share attributable to
  common stockholders.............  $ (96.33)  $ (81.88)  $   (18.31)  $     (1.91)  $     (2.53)
                                    ========   ========   ==========   ===========   ===========
Shares used in calculating basic
  and diluted loss per common
  share...........................   221,451    297,895    1,923,360    23,579,467    23,783,637
                                    ========   ========   ==========   ===========   ===========
CASH FLOW DATA:
Net cash used in operating
  activities......................  $(17,924)  $(17,791)  $  (15,111)  $   (62,601)  $   (48,177)
Net cash used in investing
  activities......................    (1,324)      (885)      (1,472)       (8,700)       (3,149)
Net cash provided by (used in)
  financing activities............    27,018     14,879      109,425          (254)       27,160
BALANCE SHEET DATA:
Cash and cash equivalents.........  $ 11,348   $  7,580   $  100,422   $    28,867   $     4,702
Working capital...................    12,127     11,252      104,475        49,118        23,431
Total assets......................    20,694     21,921      131,013        92,134        49,875
Long-term obligations.............     4,143         75          201           216         3,570
Total stockholders' equity........    12,983     14,463      108,263        64,223        18,368

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  OVERVIEW

     We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM system of mobile voice and data transmission. We have substantial intellectual experience in the wireless industry and products and market our products worldwide to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving.

     From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and generated only $75.2 million in net revenues from our inception through December 31, 2001. We have incurred substantial losses since commencing operations, and as of December 31, 2001, we had an accumulated deficit of $207 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2002. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

     We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2001, our base stations were being used in twenty-one deployed systems. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with five customers accounting for 69% of our net revenues during the fiscal year ended December 31, 2001. Through year-end 1999, all of our sales were to domestic customers. For the fiscal years ending December 31, 2000 and 2001, 11.8% and 19.2% of our revenues were from international deployments, respectively. We expect our percentage of international revenues to increase as a result of our expansion of international sales and distribution activities.

     During 2001, we experienced a significant period of transition. In mid-2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action during the second and third quarters to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in three interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; the rapidly emerging market for IS-136 high-speed data transitional infrastructure; and, our traditional GSM infrastructure market. While market demand continues to be uncertain, we believe our strategy and new direction offer the most stable and attractive opportunities for us. These three areas are interrelated and address the same basic market, that is, the wireless infrastructure market.

     We have had and expect to continue to experience, significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, has ranged up to eighteen months in time. The length and variability of our sales cycle is influenced by a number of factors beyond our control, including our customers' build out and deployment schedules; our customers' access to product purchase financing; our customers' degree of familiarity with our products; the need for functional demonstrations and field trials; the manufacturing lead time for our products; delays in final acceptance of products following shipments;

regulatory developments; and our revenue recognition policies. The effect of our potentially long sales cycle on our results is compounded by our current dependency on a small number of customers.

     In general, our gross margins will be affected by the following factors:

     - Demand for our products and services;

     - New product introductions, both by us and our competitors;

     - Changes in our pricing policies and those of our competitors;

     - The mix of base stations and other products sold;

     - The mix of sales channels through which our products are sold;

     - Engineering cost reduction successes;

     - Access to the best vendors from a cost and technology viewpoint;

     - The mix of domestic and international sales; and

     - The volume pricing we are able to obtain from contract manufacturers and third party vendors.

     We currently obtain all of our primary components and subassemblies for our products from a limited number of independent contract manufacturers and purchase circuit boards, electronic and mechanical parts and other component assemblies from a limited number of OEMs and other selected vendors. Accordingly, a significant portion of our cost of revenues consists of payments to these suppliers. The remainder of our cost of revenues is related to our in-house manufacturing operations, which consist primarily of quality control, procurement and material management, final assembly, testing, and product integration.

     Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to stabilize as we complete the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards. The cost incurred for the software development performed by third parties through development agreements are carried on the balance sheet as an intangible asset until the product is deployed. At that time the cost will be amortized over the life of the product.

     Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, advertising, marketing expenses and general support costs. We intend to maintain expenditures for selling and marketing in order to support distribution channels, strategic relationships, sales and marketing personnel, a 24x7 customer service center, RF services, field service support, and marketing programs.

     General and administrative expenses consist primarily of expenses for finance, office operations, administrative and general management activities, including legal, accounting, human resources, and other professional fees and reserves for receivables and bad debts.

RELATED PARTY TRANSACTIONS

     See Item 13 regarding a description of related party transactions during 2001.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net revenues: Net revenues decreased $19.8 million or 57.7% from $34.3 million for the year ended December 31, 2000 to $14.5 million for the year ended December 31, 2001. This decrease in revenues was a result of the deterioration in global telecommunications market conditions and a reduction in capital spending by service providers, leading to a reduction in orders received from active customers and difficulties in obtaining orders from potential new customers.

     Gross Profits: Gross profit decreased $14.0 million or 451.6% from $3.1 million for the year ended December 31, 2000 to a loss of $10.9 million for the year ended December 31, 2001. The gross profit margin was 9.0% for 2000 and (75%) for 2001. The decrease in the gross profit margin was primarily attributable to an increase in inventory related charges, including write-downs for certain obsolete and excess inventory of $9.3 million and the decrease in revenue volume during 2001 discussed above. In addition, warranty expense increased by $1.6 million due to the AirSite warranty replacement program whereby we replaced defective parts in over 400 AirSites. The expense was incurred during the first six months of 2001 and is not expected to continue. We expect our gross margin percentage to improve from our year ended December 31, 2001 level. Based upon our estimated view that the telecommunications market will experience a turnaround in the future, our improved product mix, a reduction of one-time charges, successful implementation of cost reductions initiated in fiscal year 2001, and the refocus of our efforts in the new directions discussed previously, we expect our gross margin percentage to improve in the future. However, future market conditions and economic conditions could affect the achievement of this objective.

     Research and development: Research and development expenses decreased $4.0 million or 13.6% from $29.5 million for the year ended December 31, 2000 to $25.5 million for the year ended December 31, 2001. This decrease resulted from the actions taken during the fiscal year ended December 31, 2001 to limit discretionary spending. These actions included focusing development in the areas with the greatest near-term revenue potential.

     Sales and marketing: Sales and marketing expenses increased $1.5 million or 14.4% from $10.4 million for the year ended December 31, 2000 to $11.9 million for the year ended December 31, 2001. This increase was attributable to costs associated with an expansion in the first half of 2001 for anticipated international orders and distribution activities and support of large operator trials. One of these trials resulted in revenue booked during 2001.

     General and administrative: General and administrative expenses decreased $0.9 million or 7.1% from $12.6 million for the year ended December 31, 2000 to $11.6 million for the year ended December 31, 2001. This decrease was primarily due to a decrease in the provision for bad debts, and our directed savings initiatives limiting and focusing discretionary spending. The savings initiatives were accomplished through a reduction in the aggregate workforce of the Company, consolidation of facilities, and an adjustment in certain business functions streamlining the organization. These savings initiatives are reflected in a greatly reduced level of general and administrative expenses as a percent of revenue generated in the fourth quarter of 2001. In light of this significant reduction in our costs, we believe our projected revenues will be sufficient to sustain our business through the first half of 2003.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net revenues: Net revenues increased $16.5 million or 93.3% from $17.8 million for the year ended December 31, 1999 to $34.3 million for the year ended December 31, 2000. This increase in revenues was a result of higher shipments to, and installations by, new and existing customers as they expand their commercial networks. Additionally, we completed development and began shipping international versions of our product during 2000, which accounted for 11.8% of the net revenues or $4.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering in December 1999, which raised net proceeds of $80.4 million, we funded our operations primarily through the private sales of equity securities and through capital equipment leases. At December 31, 2001, our principal source of liquidity was $4.7 million of cash and cash equivalents. We have no credit facilities.

     On May 16, 2001, we issued and sold 955,414 shares of preferred stock to three existing stockholders, SCP Private Equity Partners, L.P., Tandem PCS Investments, L.P. and Mellon Ventures L.P., at $31.40 per share for a total face value of $30 million. The preferred stock is redeemable at any time after May 31, 2006 out of funds legally available for such purposes and initially each share of preferred stock is convertible, at any time, into ten shares of our common stock. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. The preferred stockholders are entitled to votes equal to the number of shares of common stock into which each share of preferred stock converts and collectively to designate two members of the Board of Directors. Upon liquidation of the Company, or if a majority of the preferred stockholders agree to treat a change in control or a sale of all or substantially all of our assets (with certain exceptions) as a liquidation, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders. In association with this preferred stock investment, we issued immediately exercisable warrants to purchase 2,866,242 shares of our common stock for $3.14 per share, which expire on May 14, 2011. The proceeds from the sale of the preferred stock were used to fund our operations from May 2001 into 2002. We have entered into discussions with one of our stockholders concerning an additional investment.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of December 31, 2001, we had an accumulated deficit of $207 million. Cash used in operations for the years ended December 31, 2001 and 2000 was $48.2 million and $62.6 million, respectively. At December 31, 2001, our principal source of liquidity was $4.7 million of cash and cash equivalents. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Subsequent to the end of the year, we have collected approximately $10.6 million in cash from both existing contracts and deposits on new contracts. As of March 11, 2002 our cash balance was $9.7 million and we had a revenue backlog of $17.0 million. Our current 2002 operating plan projects that cash available from planned revenue combined with the $4.7 million on hand at December 31, 2001 will be adequate to defer the requirement for additional funding until no earlier than the first half of 2003. This plan is dependent upon the collection of revenues from one customer who accounts for approximately 50% of the 2002 projected revenue. The projected revenue from this customer draws products from inventory, thereby leveraging the cash flow associated with fulfillment of the order. As of March 11, 2002 this customer has released and provided deposits to us of $4.7 million for $9.4 million of purchase orders for product we are to deliver during 2002. However, there can be no assurance that we will be successful in accomplishing our operating plan as projected.

     Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those we sell has seen dramatic reductions in demand in 2001 as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted in 2001 by such global demand reductions. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our historical sales results and current backlog do not give us sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. We currently believe that sales will increase from fourth quarter of 2001 levels in the first and second quarters of 2002, and continue to increase in the third and fourth quarters of 2002. If such third and fourth quarter sales do not materialize, we will have to reduce our expenses to maintain cash levels necessary to sustain our operations. Our future success will depend on us increasing our revenues and reducing our expenses to reach profitability. To conserve cash, we took measures in the second and third quarters of 2001 to reduce operating expenses for the remainder of the year. During the fiscal year ended December 31, 2001, we entered into agreements with certain vendors to settle outstanding payables totaling $11,280,221 at varying discounts from the recorded liability. The vendors agreed, in exchange for the settlement, to release us from future liability related to the settled balances. The total gain realized as a result of these settlements was $1,921,605, net of expenses of $342,835, which is recorded as an extraordinary gain ($0.08 per share), in the accompanying statements of operations. In addition, we negotiated modified payment terms relating to accounts payable totaling approximately $6,882,700 with certain other vendors. These restructured terms included a partial payment of approximately $2,132,146 with remaining payments to be paid over a thirty-month period. (See Note 15 of Notes to Financial Statements for a complete description of the Vendor Settlement Program.)

     We believe that additional funding will be required prior to reaching profitability and several alternatives are possible, including subordinated notes and private placement financing. We currently have a nonexclusive investment banking relationship with Keybridge Partners. However, no assurances can be given that additional equity or debt financing can be arranged on terms acceptable to us, if at all.

     If near term sales do not meet expectations, we may have to further reduce our discretionary spending to maintain cash levels necessary to sustain our operations through the fourth quarter of 2002. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. We have limited cash resources and therefore we must reduce our negative cash flows in the near term to continue operations, or we will need to secure additional funding. However, there can be no assurances that we will succeed in achieving our goals, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully our debts or our liquidation preference obligations to the preferred stockholders. Accordingly, should we file for bankruptcy there is no assurance that any value would be received by our stockholders.

     On December 15, 2000 we entered into an agreement to purchase from a vendor (TECORE Wireless Systems) ten integrated switch products through December 31, 2002. Alternatively, we may buy-out the commitment by purchasing $3.0 million of TECORE common stock. Additionally, TECORE has an agreement with us dated December 13, 2001 to purchase products from us under a reseller agreement dated October 31, 2001. As of December 31, 2001 we had purchased six of the original ten products from TECORE. As of December 31, 2001, TECORE placed orders with us for $2.5 million resulting in revenue in 2001 for us of $2.0 million. Each agreement was negotiated at arm's length and no terms in either agreement are dependent upon terms in the other agreement. Subsequent to December 31, 2001 additional orders for $9.4 million have been placed by TECORE with us to provide base stations and other equipment for a network in Central Asia.

NET CASH USED IN OPERATING ACTIVITIES

     Net cash used in operating activities was approximately $15.1 million in 1999, $62.6 million in 2000 and $48.2 million in 2001. The significant use of cash by operating activities was the result of the net losses during all reported periods together with the reduction in accrued expenses associated with a reduction in workforce and the reduction in accounts payable resulting from the vendor settlements discussed previously. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging between 10% and 50% of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. The terms vary from contract to contract but are always agreed to in the initial contract. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag will require an increase in investments in working capital as our revenues increase. As of December 31, 2001, our accounts receivable balance was $5.8 million. Of this balance 54% was attributable to two customers, and receivables from one of these customers accounted for approximately 43% of the total amount outstanding. This customer is making payments against the outstanding balance to demonstrate their commitment to pay the balance. In some instances, we have offered vendor financing to certain customers where it assists us in entering a strategic market or where it is an initial part of a larger order. As of December 31, 2001, our total notes receivable balance was $2.0 million, of which one customer owed approximately 77%.

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

     We used net cash for capital expenditures of approximately $1.5 million, $8.7 million, and $3.1 million for the years ended December 31, 1999, 2000, and 2001, respectively. These expenditures reflect our investments in computer equipment, software development tools and test equipment, and other capital equipment, which was required to support our business.

     We lease our primary manufacturing and office facilities under long-term non-cancelable operating leases. We also have operating leases for certain other furniture, equipment and computers. We used net cash for operating leases of approximately $1.0 million, $1.2 million and $1.3 million for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively. Future minimum payments for operating leases (including payments under our new lease for final assembly and testing facilities in Melbourne, Florida) aggregated through the year 2005 were approximately $0.6 million as of December 31, 2001 and we expect to spend approximately $464,156 for those leases in 2002.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     Net cash provided by financing activities for the year ended December 31, 2001 was $27.2 million and was due to net proceeds received from the sale of convertible preferred stock in May 2001 of $30.0 million (a portion of which was used to reduce accounts payable in our vendor settlement program). We currently have no debt facilities outstanding.

     Net cash used by financing activities for the year ended December 31, 2000 of $0.3 million resulted primarily from the payments on capital leases of $0.9 million offset by the cash provided from the exercise of stock options raising $0.7 million.

     Net cash provided by financing activities for the year ended December 31, 1999 of $109.4 million resulted primarily from the initial public offering in December 1999 raising $80.4 million.

     We lease certain computer and test equipment under capital lease arrangements. We used net cash for capital leases of approximately $0.6 million, $0.9 million and $1.3 million for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively. Future minimum payments for capital leases aggregated through the year 2005 were approximately $0.4 million as of December 31, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

     The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs, product returns, bad debts, inventories, warranty obligations, long-term service contracts, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies are most affected by significant judgments and estimates in the preparation of its financial statements.

     Revenue Recognition -- Revenue from product sales is recognized after delivery after determination that the fee is fixed and determinable, collectibility is probable and after resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. If subsequent to delivery, the customer should reject the product or the customer's financial condition deteriorates so that they are unable to pay the Company, provisions for bad debts or adjustments to revenue recognized will have to be made in the current or subsequent period.

     Allowance for Doubtful Accounts -- We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Warranties -- We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

     Inventories -- We write down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

STATUS OF OUR COMMON STOCK LISTING ON NASDAQ NATIONAL MARKET

     Stock traded on the Nasdaq National Market System must meet certain listing requirements, including requirements with respect to a company's net tangible assets, the minimum bid price of its stock and the market value of its public float. As reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, we fell out of compliance with certain of the listing requirements during the third quarter of 2001. However, Nasdaq issued a de-listing moratorium effective September 27, 2001 until January 2, 2002. We received a letter from Nasdaq dated February 14, 2002, notifying us that our stock price had not met the minimum bid price of $1.00 for the previous 30 days, and, as a result, Nasdaq would begin de-listing proceedings if our stock price did not trade above $1.000 for a minimum of ten consecutive trading days before May 15, 2002 (90 days after the date of the letter). As of March 21, 2002, our stock price had traded at/or above the minimum bid price of $1.00 for 10 consecutive trading days. Nasdaq informed us on March 25, 2002 that we regained compliance with Nasdaq Rule 4450(a)(5) governing the maintenance criteria for listing on the Nasdaq National Market, and the matter is now closed.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

     This report contains forward-looking statements, including statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report, concerning our expectations of future sales, gross profits, earnings, research and development expenses, selling, general and administrative expenses, product development and introductions and cash requirements. Forward-looking statements often include words or phrases such as "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "project," "outlook" or similar expressions. These statements are only predictions and are not guarantees of future performance. They are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results may vary materially from those expressed in forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

     Certain risk factors, which could cause actual results to differ from expectations, are set forth below. We cannot assure you that one or more of these factors will not adversely affect our results of operations.

RISK FACTORS

     You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

     A long-lasting downturn in the global economy that impacts the wireless communications industry could negatively affect our revenues and operating results. The global economy is in the midst of a slowdown that has had wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. This downturn has had a negative effect on our revenues. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to invest in research and development during this downturn and to maintain ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

     Current economic conditions affecting the wireless communications industry may lead prospective and existing customers to postpone their purchasing decisions. The industry wide decrease in demand for wireless telecommunications infrastructure has adversely affected us. We cannot predict when the demand will increase or when many of our customers and potential customers will start to make significant purchases of our products.

     We have incurred significant losses since we began doing business. We anticipate continuing losses and may never achieve or sustain profitability. We have accumulated losses of $207 million since we began doing business in 1994 through December 31, 2001, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. Since we began doing business in 1994, we have generated only $75.2 million in net revenues through December 31, 2001. We have been marketing our GSM base stations since 1996, and to date the majority of our sales have been to a small number of start-up domestic wireless operators. We have never reported a profit. We will continue to incur significant research and product development, sales and marketing, materials and general administrative expenses, and we expect our expenses to increase as compared to prior periods, as we expand our sales force and our international operations. We anticipate a net loss for the year 2002 and we may continue to incur losses beyond 2002. We cannot be certain that we will realize sufficient revenues or margins to sustain our business.

     We may not be able to obtain additional capital to fund our operations on reasonable terms and this could hurt our business and negatively impact our stockholders. If adequate funds in the form of equity or debt are not available on reasonable terms or terms acceptable to us, we may be unable to continue as a going concern. If we raise additional funds through the issuance of convertible debt or additional equity securities, the percentage ownership of our existing stockholders may be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations. While the vendors holding a security interest in our assets have agreed to subordinate their liens to a secured lender who loans at least $6 million to us, until these vendors are paid in full, we may not be able to borrow secured financing of less than $6 million.

     We have a limited operating history. You should not rely on our recent results as an indication of our future results. Our base stations are being used in twenty-one commercially deployed systems. We had net revenues of $17.8 million, $34.3 million and $14.5 million in 1999, 2000 and 2001, respectively. Unless we can achieve significant increases in market acceptance of our products, we may never advance beyond our market penetration phase. Due to our limited operating history, it is difficult or impossible for us to predict future results and you should not expect future revenue growth based on our recent results. You should consider our business and prospects in light of the risks and problems faced by technology companies in the early stages of development.

     Our operating results are subject to substantial quarterly and annual fluctuations and to market downturns. Our revenues, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions causing a downturn in the market for our products or technology, affecting the timing of customer orders or causing cancellations or rescheduling of orders could also adversely affect our operating results. Moreover, our customers may change delivery schedules or cancel or reduce orders without incurring significant penalties and generally are not subject to minimum purchase requirements.

     Our future operating results will be affected by many factors, including the following:

          Changes in the growth rate of the wireless communications industry;

          Consolidation in the wireless communications industry;

          The collectibility of our trade receivables;

          Our ability to retain existing or secure anticipated customers or orders, both domestically and internationally;

          The availability and cost of products and services from our third-party suppliers;

          Our ability to develop, introduce and market new technology, products and services on a timely basis;

          Foreign currency fluctuations, inflation and deflation;

          Decreases in average selling prices or demand for our products;

          Intellectual property disputes and litigation;

          Government regulations;

          Product defects;

          Management of inventory in response to shifts in market demand; and

          Changes in the mix of technology and products developed, produced and sold.

     The foregoing factors are difficult to forecast and these, as well as other factors, could harm our quarterly or annual operating results. If our operating results fail to meet the expectations of investment analysts or investors in any period, the market price of our common stock may decline.

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

     Our stock price is volatile. The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

          Announcements concerning us or our competitors;

          Receipt of substantial orders for base stations;

          Quality deficiencies in services or products;

          Announcements regarding financial developments or technological innovations;

          International developments, such as technology mandates, political developments or changes in economic policies;

          New commercial products;

          Changes in recommendations of securities analysts;

          Government regulations;

          Acts of terrorism or war;

          Proprietary rights or product or patent litigation; or

          Strategic transactions, such as acquisitions and divestitures.

     Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

     Our stock price may decline significantly if we are delisted from the Nasdaq National Market. Our common stock currently is quoted on the Nasdaq National Market System. For continued inclusion on the Nasdaq National Market System, we must meet certain tests, including a minimum bid price of $1.00. We currently are in compliance with the bid price requirement, although our stock price traded below $1.00 from July 11, 2001 until March 8, 2002. If we fail to satisfy the listing standards in the future, Nasdaq may de-list our common stock from its National Market System. If this occurs, trading of our common stock may be conducted on the Nasdaq SmallCap Market, if we qualify for listing at that time, the OTC Bulletin Board or in the over-the-counter market on the "Pink Sheets." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. The trading price per share of our common stock likely would be reduced as a result.

     Intense competition in the market for wireless telecommunications equipment from many larger, more established companies with greater resources could prevent us from increasing our revenue and achieving profitability. The wireless telecommunications infrastructure market is highly competitive. We compete with large infrastructure manufacturers, systems integrators, and base station subsystem suppliers, as well as new market entrants. Most of our current and potential competitors have longer operating histories and presence in key markets, larger installed customer bases, substantially greater name recognition, and more financial, technical, manufacturing, marketing, sales, distribution and other resources than we do. We may not be able to compete successfully against current and future competitors, including companies that develop and market new wireless telecommunications products and services. These competitive pressures may result in price reductions, reduced gross margins, longer sales cycles and loss of customers.

     Competition in the telecommunications market is based on varying combinations, including:

          Comprehensiveness of product and technology solutions;

          Manufacturing capability;

          Scalability and the ability of the system solution to meet customers' immediate and future network requirements;

          Product performance and quality;

          Design and engineering capabilities;

          Compliance with industry standards;

          Time to market;

          System cost; and

          Customer support.

     We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

     As a result of these factors, these competitors may be more successful that us. In addition, we anticipate additional competitors will enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers' decisions to purchase products from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

     Our comparative inability to provide financing for our customers is a competitive disadvantage and could result in a loss of sales and/or customers to competitors with greater resources. We do not typically offer financing to our customers, which could cause us to lose business to our larger competitors. Our future success may depend upon our continuing ability to help arrange financing for our customers. If we cannot assist in arranging financing for our customers, we may lose sales and customers to competitors that directly provide financing.

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

     A small number of customers account for substantially all of our revenues and the loss of any of these customers could hurt our results and cause our stock price to decline. Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. The effect of these risks on our operating results is compounded by our lengthy sales cycle. In 2001, sales to five customers accounted for 68.6% of our total revenue. In 2000 and 1999, sales to three customers accounted for 61.0% and 78.6% of total revenue, respectively.

     The chart below shows the breakout by fiscal year of the concentration of revenue:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Customer A..................................................  16.6%      0.0%      0.0%
Customer B..................................................  14.1%      0.0%      0.0%
Customer C..................................................  14.0%     28.8%      0.0%
Customer D..................................................  13.1%      0.0%      0.0%
Customer E..................................................  10.8%      0.0%      0.0%
Customer F..................................................   0.0%     16.9%     23.9%
Customer G..................................................   2.7%     15.3%      0.0%
Customer H..................................................   0.0%      0.0%     32.4%
Customer I..................................................   4.9%      0.0%     22.3%
Customer J..................................................   4.4%      0.0%     11.1%

     We have a concentrated customer base and the failure of any of our customers to pay us or to pay us on time could cause significant cash flow problems, hurt our results and cause our stock price to decline. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. These risks are also higher for us since many of our customers are start-up and small companies. Two customers accounted for 73% of our outstanding accounts receivable as of December 31, 2001, with one customer representing 43%. Three customers accounted for 62% of our combined outstanding accounts and notes receivable as of December 31, 2000, with one customer, Carolina PCS, representing 37%. Two customers represented 70% of our outstanding accounts receivable as of December 31, 1999, with one customer, Carolina PCS, representing 45%. In the past and for the year ending December 31, 2001, we have incurred bad debt charges and we may be required to do so in the future. The failure of any of our customers to pay us, or to pay us on time, causes significant cash flow problems, hurts our results and could cause our stock price to decline.

     As we continue to expand into international markets, we will become subject to additional business risks. We have begun marketing and selling our products internationally in Africa, the Middle East, Asia and Latin America. Our business plan contemplates that a majority of our sales over the next several years will be in international markets. Our revenues from international customers as a percentage of total revenues were 19.2% in fiscal 2001, 11.8% in fiscal 2000 and 0% in fiscal 1999. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments.

     Our international operations could be adversely affected by a variety of uncontrollable and changing risks and uncertainties, including:

          Difficulties and costs associated with obtaining foreign regulatory approval for our products;

          Unexpected changes in regulatory requirements;

          Difficulties and costs associated with complying with a wide variety of complex foreign laws and treaties;

          Legal uncertainties regarding, and timing delays and expenses associated with, tariffs, export licenses and other trade barriers;

          Inadequate protection of intellectual property in foreign countries;

          Increased difficulty in collecting delinquent or unpaid accounts;

          Lack of suitable export financing;

          Adverse tax consequences;

          Dependence upon independent sales representatives and other indirect resellers who may not be as effective and reliable as our employees;

          Difficulties and costs associated with staffing and managing international operations, overcoming cultural, linguistic and nationalistic barriers and adapting to foreign business practices;

          Political and economic instability; and

          Currency fluctuations, including a decrease in the value of foreign currencies relative to the U.S. dollar which could make our products less competitive against those of foreign competitors.

     In addition to general risks associated with our international sales and operations, we are subject to risks specific to the individual countries in which we do business. A portion of our international sales efforts will be targeted to service operators who plan to deploy wireless communications networks in developing countries where risks ordinarily associated with international operations are particularly acute, including developing countries in Africa, Asia, the Middle East and Latin America.

     Any of these factors could impair our ability to expand into international markets and could prevent us from increasing our revenues and achieving profitability.

     Our business and operating results may be harmed by inflation and deflation. Inflation has had and may continue to have adverse effects on the economies and securities markets of certain countries and could have adverse effects on our customers, including their ability to obtain financing and repay debts. Brazil and Mexico, for example, have periodically experienced relatively high rates of inflation and currency devaluation. Significant inflation or deflation could have a material adverse effect on our business, operating results, liquidity and financial position.

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

     Our failure to comply with evolving industry standards could delay our introduction of new products. An international consortium of standards bodies has established the specifications for the third generation (3G) wireless standard, and is further working to establish the specifications of a future wireless standard and its interoperability with existing standards. Any failure of our products to comply with 3G or future standards could delay their introduction and require costly and time-consuming engineering changes. After the future standard is adopted, any delays in our introduction of next generation products could impair our ability to grow revenues in the future. As a result, we may be unable to achieve or sustain profitability. Even if we do develop our technology and products to work with these new standards, consumer demand for advanced wireless services may not be sufficient to justify network operators upgrading to them.

     A reduction or interruption in component supply or a significant increase in component prices could have a material adverse effect on our business or profitability. Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We have experienced component shortages in the past, including components for our integrated circuit products, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may continue to encounter these problems in the future. A reduction or interruption in component supply or a significant increase in the price or one or more components could have a material adverse effect on our business.

     We may not be able to adequately protect or defend our proprietary rights, which would hurt our ability to compete. Although we attempt to protect our intellectual property rights through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, intellectual property is difficult to evaluate and these measures may not provide adequate protection for our proprietary rights and information. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our proprietary rights and information, disputes as to ownership of intellectual property may arise, and our proprietary rights and information may otherwise become known or independently developed by competitors. The failure to protect our proprietary rights could seriously harm our business, operating results and financial condition. We have not been granted any foreign patents and presently have only a relatively low number of patent applications pending internationally. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenues.

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

     If we fail to expand our customer base beyond the smaller operators, we may not be able to significantly grow our revenues. We will only be able to significantly grow our revenues if we can expand our customer base beyond the smaller operators. There are a limited number of such operators and most of them have limited resources. These operators are less stable and more susceptible to delays in their buildouts and deployments than more established operators. We plan on expanding our sales to include the larger domestic operators and international operators. However, as a result of the rapid consolidation of larger domestic GSM operators, there are only a few larger domestic operators remaining. To date we have not had any sales to the larger domestic operators, and we may not be successful in those markets in the future.

     Our reliance on a limited number of suppliers could lead to delays, additional costs, problems with our customers and potential customers, and loss of revenue. We plan to continue utilizing only one or a small number of suppliers for each of the components of our base station systems. We have no long-term contracts or arrangements with any of our suppliers that guarantee product availability or the continuation of particular payment or credit terms. If, for any reason, a supplier fails to meet our quality and quantity requirements or stops selling products to us at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product image problems. Any of these problems could damage relationships with current or prospective customers, which could seriously harm our operating results in a given period and impair our ability to generate future sales.

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

     If we lose key personnel or are unable to hire additional qualified personnel, we may not be able to operate our business successfully. Our future success largely depends on our ability to attract and retain highly skilled hardware and software engineers, particularly call processing engineers and digital signal processing engineers. If we cannot continue to attract and retain quality personnel, that failure would significantly limit our ability to compete and to grow our business. Our success also depends upon the continuing contributions of our key management, research, product development, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. Except for an employment and severance agreement we have with Glenn Ehley, our CEO and President, we do not have employment or noncompetition agreements with any of our key officers. We also do not have key man life insurance policies covering any of our employees.

     If we fail to manage our operations efficiently, our business and prospects could be seriously harmed. The need to develop and offer our products and implement our business plan in a difficult market will significantly challenge our planning and management capabilities. We may not be able to implement management information and control systems in an efficient and timely manner. If we are unable to manage our operations efficiently, our business and prospects could be seriously harmed. To manage our operations and personnel, we will need to:

          Improve financial and operational controls, as well as our reporting systems and procedures;

          Install new management information systems; and

          Train, motivate and manage our sales and marketing, engineering, technical, finance and customer support employees.

     We have an agreement with Motorola, Inc. to grant them rights, which could harm our business. When Motorola purchased $10.0 million of our Series B Preferred Stock in 1995, we granted Motorola the right to acquire a worldwide, nonexclusive, royalty-free license under any two of our patents. Motorola is a large telecommunications and technology company with significant resources and could exercise this right at any time and begin using these licenses to compete against us. With respect to any possible infringement of our respective digital base station patents, Motorola has agreed with us not to enjoin the other and to attempt dispute resolution, including negotiation of nonexclusive license agreements in good faith, before resorting to litigation.

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

          Issue stock that would dilute our current stockholders' percentage ownership;

          Incur debt; or

          Assume liabilities.

     These purchases also involve numerous risks, including:

          Problems combining the purchased operations, technologies or products;

          Unanticipated costs;

          Diversion of management's attention from our core business;

          Adverse effects on existing business relationships with suppliers and customers;

          Risks associated with entering markets in which we have no or limited prior experience; and

          Potential loss of key employees of purchased organizations.

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

     Directors' and officers' insurance may be difficult or cost prohibitive to obtain. Our current directors' and officers' insurance policy was difficult and expensive to obtain. The policy will expire on December 6, 2002. It will be expensive and may be difficult to secure a replacement policy. If we are unable to renew or secure a replacement policy, we could lose our officers and directors and it will be extremely difficult to recruit qualified replacements for our management team and board of directors, which would have a material adverse affect on our business.

     Control by our existing stockholders could discourage the potential acquisition of our business. As of March 20, 2002, 5% or greater stockholders and their affiliates owned 9.6 million shares of our common stock or approximately 40.5% of our outstanding shares of common stock. In addition, three of these stockholders hold the rights to conversion of another 13.8 million shares of common stock. Acting together, these stockholders would be able to control all matters requiring approval by stockholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing a premium over the market price for their shares of common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that mature within 24 months. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     Our balance sheet as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 and the report of Deloitte & Touche LLP, Independent Auditors, are included as an annex to this report beginning on page F-1.

                    SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly financial data for the four quarters in 2000 and 2001 and such information expressed as a percentage of our net revenues. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information for the quarters presented.

                                                                 QUARTER ENDED
                            ---------------------------------------------------------------------------------------
                             MAR. 31    JUN. 30    SEP. 30    DEC. 31    MAR. 31    JUN. 30    SEP. 30    DEC. 31
                               2000       2000       2000       2000       2001       2001       2001       2001
                            ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                (IN THOUSANDS)
Net revenues..............   $ 7,065    $ 8,188    $13,597    $  5,482   $  6,394   $  1,886   $  2,127   $ 4,137
Cost of revenues..........     4,628      5,253      8,639      12,684      6,088     11,224      3,663     4,501
                             -------    -------    -------    --------   --------   --------   --------   -------
Gross Profit (loss).......     2,437      2,935      4,958      (7,202)       306     (9,338)    (1,536)     (364)
OPERATING EXPENSES
Research and
  development.............     6,078      6,915      7,395       9,069      8,612      9,618      4,396     2,886
Sales and marketing.......     2,475      2,089      2,666       3,180      4,163      4,644      1,712     1,402
General and
  administrative..........     1,125      1,162      1,367       8,924      2,131      4,109      2,469     2,843
Amortization of deferred
  stock-based
  compensation............       109        109        109          51         95         95         95      (126)
                             -------    -------    -------    --------   --------   --------   --------   -------
Total operating
  expenses................     9,787     10,275     11,537      21,224     15,001     18,466      8,672     7,005
Other income (expense),
  net.....................     1,345      1,118      1,363         846        360        231        206      (254)
Loss before extraordinary
  gains...................    (6,005)    (6,222)    (5,216)    (27,580)   (14,335)   (27,573)   (10,002)   (7,623)
                             -------    -------    -------    --------   --------   --------   --------   -------
Extraordinary gain on
  vendor settlements......        --         --         --          --         --         --        461     1,461
                             -------    -------    -------    --------   --------   --------   --------   -------
Net loss..................    (6,005)    (6,222)    (5,216)    (27,580)   (14,335)   (27,573)    (9,541)   (6,162)
Accretion of discount --
  redeemable preferred
  stock...................        --         --         --          --         --       (199)      (407)     (430)
Dividends on preferred
  stock...................        --         --         --          --         --       (300)      (600)     (600)
                             -------    -------    -------    --------   --------   --------   --------   -------
Net loss attributable to
  common stock............   $(6,005)   $(6,222)   $(5,216)   $(27,580)  $(14,335)  $(28,072)  $(10,548)  $(7,192)
                             =======    =======    =======    ========   ========   ========   ========   =======

                                                                     QUARTER ENDED
                                 -------------------------------------------------------------------------------------
                                 MAR. 31    JUN. 30    SEP. 30    DEC. 31    MAR. 31    JUN. 30     SEP. 30    DEC. 31
                                  2000       2000       2000       2000       2001        2001       2001       2001
                                 -------    -------    -------    -------    -------    --------    -------    -------
                                                            (AS PERCENTAGE OF NET REVENUES)
Net revenues...................   100.0%     100.0%     100.0%     100.0%     100.0%       100.0%    100.0%     100.0%
Cost of revenues...............    65.5%      64.2%      63.5%     231.4%      95.2%       595.1%    172.2%     108.8%
                                  -----      -----      -----     ------     ------     --------    ------     ------
Gross Profit (loss)............    34.5%      35.8%      36.5%    (131.4)%      4.8%      (495.1)%   (72.2)%     (8.8)%
Operating expenses
Research and development.......    86.0%      84.5%      54.4%     165.4%     134.7%       510.0%    206.7%      69.8%
Sales and marketing............    35.0%      25.5%      19.6%      58.0%      65.1%       246.2%     80.5%      33.9%
General and administrative.....    15.9%      14.2%      10.1%     162.8%      33.3%       217.9%    116.1%      68.7%
Amortization of deferred stock-
  based compensation...........     1.5%       1.3%       0.8%       0.9%       1.5%         5.0%      4.5%      (3.0)%
                                  -----      -----      -----     ------     ------     --------    ------     ------
Total operating expenses.......   138.4%     125.5%      84.9%     387.1%     234.6%       979.1%    407.8%     169.4%
Other income (expense), net....    19.0%      13.7%      10.0%      15.4%       5.6%        12.2%      9.7%      (6.1)%
                                  -----      -----      -----     ------     ------     --------    ------     ------

                                                                     QUARTER ENDED
                                 -------------------------------------------------------------------------------------
                                 MAR. 31    JUN. 30    SEP. 30    DEC. 31    MAR. 31    JUN. 30     SEP. 30    DEC. 31
                                  2000       2000       2000       2000       2001        2001       2001       2001
                                 -------    -------    -------    -------    -------    --------    -------    -------
                                                            (AS PERCENTAGE OF NET REVENUES)
Loss before extraordinary
  gains........................   (84.9)%    (76.0)%    (38.4)%   (503.1)%   (224.2)%   (1,462.0)%  (470.3)%   (184.3)%
Extraordinary gain on vendor
  settlements..................      --         --         --         --         --           --      21.7%      35.3%
                                  -----      -----      -----     ------     ------     --------    ------     ------
Net loss.......................   (84.9)%    (76.0)%    (38.4)%   (503.1)%   (224.2)%   (1,462.0)%  (448.6)%   (149.0)%
Accretion of discount --
  redeemable preferred stock...      --         --         --         --         --        (10.6)%   (19.1)%    (10.4)%
Dividends on preferred stock...      --         --         --         --         --        (15.9)%   (28.2)%    (14.5)%
                                  -----      -----      -----     ------     ------     --------    ------     ------
Net loss attributable to common
  stock........................   (84.9)%    (76.0)%    (38.4)%   (503.1)%   (224.2)%   (1,488.5)%  (495.9)%   (173.9)%
                                  =====      =====      =====     ======     ======     ========    ======     ======

There were no material fourth quarter adjustments to cost of revenue or expenses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are:

NAME                                               AGE                    POSITION
----                                               ---                    --------
Glenn A. Ehley...................................  40    President, Chief Executive Officer and
                                                         Director
James W. Brown(1)................................  50    Chairman
Darrell Lance Maynard(1)(2)......................  48    Director
Susannah Tam(1)(2)...............................  46    Director
George M. Calhoun(1).............................  49    Director
Joseph F. Gerrity................................  49    Vice President of Finance, Chief Financial
                                                         Officer and Treasurer
Stuart P. Dawley.................................  39    Vice President, General Counsel, Investor
                                                         Relations Officer and Secretary
Timothy J. Mahar.................................  54    Vice President of Worldwide Sales
Thomas R. Schmutz................................  40    Vice President of Engineering
William J. Lee...................................  46    Vice President of Operations
Bennet Wong......................................  41    Vice President, Technical Sales and
                                                         Business Development
Patricio X. Muirragui............................  52    Vice President, Quality
Terry L. Williams................................  40    Chief Technical Officer

------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

     Glenn A. Ehley has served as President and Chief Executive Officer since August 2001 and as a director of the Company since January 2002. Prior to August 2001, he served as Senior Vice President of Worldwide Sales and Marketing beginning February 2000 and from August 1997 until February 2000 as Vice President of Sales and Marketing. Mr. Ehley joined the Company in July 1995 as Director of Marketing. Prior to joining the Company, Mr. Ehley served in several positions at Siemens and Lucent Bell Laboratories in the Marketing and Engineering organizations. Mr. Ehley received an M.B.A. and M.S. in Computer Engineering from Florida Atlantic University and received a B.S. in Computer Science from Illinois Benedictine College.

     James W. Brown has served as a director since November 1997 as the designee of SCP Private Equity Partners, LP, one of the Company's stockholders, and as Chairman since October 1999. Mr. Brown has been a Partner of SCP Private Equity Management, L.P., which manages a private equity investment fund, since its inception in 1996. Mr. Brown has also been a Managing Director of CIP Capital Management, Inc. since 1994. From 1989 until 1994, Mr. Brown was Chief of Staff to the Governor of Pennsylvania. Mr. Brown received a J.D. from the University of Virginia and a B.A. from Villanova University's Honors Program.

     Darrell Lance Maynard has served as a director of the Company since January 2002. Since 1996, he has been the President and Chairman of Southeast Telephone
(SET), of which he was a founder, in Pikeville, Kentucky. SET is a telecommunications provider of long distance, local service, Internet service and paging. Mr. Maynard attended Michigan Technological University in Houghton, Michigan.

     Susannah Tam has served as a director of the Company since January 2002. Since January 2002, she has served as Director of Investments for CDP Capital. From May 2001 to September 2001, she was Senior Director of Corporate Finance for TIW Asia, a telecom venture capital fund. From January 1998 to May 2001, she was Director of Strategy and Development at Bell Canada International ("BCI"). BCI focuses on developing and operating communications companies in markets outside of Canada with an emphasis in Latin America. Prior to joining BCI, Ms. Tam held various positions at Dominion Textile, Inc., Canada's largest textile manufacturing company. Ms. Tam obtained a B.A. in Mathematics from Mills College in Oakland, California and has an M.B.A. from Concordia University in Montreal.

     George M. Calhoun has served as a director of the Company since March 2002. He currently serves as Chairman and CEO of Illinois Superconductor (Nasdaq:
ISCO). He has been CEO of Illinois Superconductor since November 1999 and Chairman since November 2000. He has more than 20 years of experience in high-tech wireless systems development, beginning in 1980 as the co-founder of InterDigital Communications Corporation (Nasdaq: IDCC), where he participated in the development of the first commercial application of digital TDMA radio technology, and introduced the first wireless local loop system to the North American telecommunications industry. Dr. Calhoun was a Director and Vice-Chairman of Geotek (which filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in 1998), and served as the Chairman of the company's engineering joint venture in Israel, PowerSpectrum Technologies, Ltd. until 1998. In 1998, Dr. Calhoun founded Davinci Solutions, LLC, a consulting firm focused on wireless and Internet technology companies. Dr. Calhoun is also Chairman of ExpertCall LLC, an Internet start-up focused on B2B customer care applications. Dr. Calhoun holds a Ph.D. in Systems Science from the Wharton School at the University of Pennsylvania, as well as a B.A. from the same university.

     Joseph F. Gerrity has served as Vice President of Finance and Chief Financial Officer since June 2001. Prior to June 2001, he served as Director of Strategic Planning beginning 1999. Prior to 1999, Mr. Gerrity served with Harris Corporation, most recently as Controller of the Military and Space Division of Harris Semiconductor. Mr. Gerrity also served as CFO of COREdata. Mr. Gerrity holds an M.S. in Management from the University of Wisconsin and a B.S. in Management from Marquette.

     Stuart P. Dawley has served as Vice President, General Counsel, Investor Relations Officer and Secretary since September 2001. Prior to that, he was General Counsel to the Company between July 2000 and September 2001. Prior to that, he served as Executive Vice President and General Counsel at Exigent International, Inc. from July 1997 until April 2000. Before joining Exigent, Mr. Dawley was General Counsel of AirNet from November 1996 until July 1997 and served as Director of Marketing and Strategic Alliances from June 1995 until November 1996. Mr. Dawley received his Juris Doctor Degree from the University of Iowa.

     Timothy J. Mahar has served as Vice President of Worldwide Sales since August 2001. Prior to that, he served as Vice President of Marketing and Business Development from February 2000 to August 2001. Prior to joining the Company, Mr. Mahar served in several sales and marketing management positions at Siemens Information and Communications Networks since 1992. From October 1998 to February 2000 he served as Vice President of Sales and Business Development and from October 1997 to October 1998 as Vice President of Business Solutions. Mr. Mahar holds an M.S. in Electrical Engineering and a B.S. in Computer Engineering from the University of Wisconsin -- Milwaukee.

     Thomas R. Schmutz has served as Vice President of Engineering since August 2001. Prior to being elected as Vice President of Engineering, he served as the Company's Director of Engineering beginning in 1995. Mr. Schmutz holds a MSEE from the Georgia Institute of Technology and a BS from the United States Military Academy. He holds ten U.S. patents in the wireless technology field.

     William J. Lee has served as Vice President of Operations since October 1999. Prior to that, he served as the Company's Vice President of Services beginning October 1999. Mr. Lee joined the Company in June 1999 as Director of Services. From January 1985 to June 1999, Mr. Lee served in several capacities with Siemens Information and Communications Networks, most recently as Director of Systems Integrations Services. Prior to joining Siemens, Mr. Lee was a Lecturer at the Midwest College of Engineering in Northern Illinois and held various positions with AT&T Network Systems. Mr. Lee holds a B.S. in Computer Science from Northern Illinois University.

     Patricio X. Muirragui has served as Vice President of Quality since January 2001. Prior to January 2001, for 16 years Mr. Muirragui served in several capacities with Siemens Information and Communications Networks, where his last position was Director of Quality. Mr. Muirragui studied for his BSEE degree at the University of California (Berkeley) and holds a BSEE from Purdue University and an MSEE from the University of California (Berkeley).

     Bennet Wong has served as Vice President of Technical Sales & Business Development since August 2001. Prior to August 2001, Mr. Wong held several positions in marketing and technical sales for the Company beginning in September 1998. Prior to September 1998, Mr. Wong was employed by Ericsson Communications of Canada where he was a Product Manager for approximately four years. He holds an MSEE and BSEE from Ohio State University.

     Terry L. Williams has served the Chief Technical Officer since August 2001 having joined the Company as its co-founder in 1994. Prior to that, he served at Harris Corporation and GE Aerospace on numerous government/commercial projects focusing on communications, signal processing and advanced radar technology. Mr. Williams is the architect of the Company's broadband SDR radio and holds ten U.S. patents in the wireless field. Mr. William holds an MSEE from the Georgia Institute of Technology and a B.S. from Mississippi State University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on our review of copies of reports filed by persons ("reporting persons") required to file such reports pursuant to Section 16(a) of the Exchange Act, we believe that all filings required to be made by reporting persons with respect to the year ended December 31, 2001 were timely made in accordance with the requirements of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information concerning compensation awarded to, earned by, or paid to (i) our Chief Executive Officer,
(ii) the four highest compensated executive officers who were serving as executive officers at December 31, 2001, and (iii) the former chief executive officer

(collectively, the "named executive officers") for services rendered in all capacities with respect to the fiscal years ended December 31, 1999, 2000 and 2001:

                                                                     LONG-TERM COMPENSATION AWARDS(1)
                                                                 -----------------------------------------
                                       ANNUAL COMPENSATION          OTHER        SECURITIES
                                    --------------------------      ANNUAL       UNDERLYING    ALL OTHER
                                    FISCAL   SALARY     BONUS    COMPENSATION     OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR      ($)       ($)         ($)            (#)          ($)(3)
---------------------------         ------   -------   -------   ------------    ----------   ------------
Glenn A. Ehley....................   2001    187,090   132,500      51,767(2)          --        5,100
  President, Chief Executive         2000    139,554    64,156     268,937(2)          --        5,100
  Officer and Director               1999    128,629    20,195     140,806(2)      75,324           --
William J. Lee....................   2001    183,058    34,533          --             --        5,100
  Vice President of Operations       2000    160,908    70,801          --             --        4,510
                                     1999     80,923    10,000          --         75,325           --
Thomas R. Schmutz.................   2001    156,641    41,051          --             --        5,100
  Vice President of Engineering      2000    131,100    10,261          --             --        4,241
                                     1999    111,511    14,838          --             --           --
Terry L. Williams.................   2001    141,657    45,874          --             --        5,100
  Chief Technical Officer            2000    119,413     7,858          --             --        3,818
                                     1999    108,635     6,146          --             --           --
Timothy J. Mahar..................   2001    137,231    22,626      33,333(2)          --        5,100
  Vice President Worldwide Sales     2000    144,231    10,000          --         60,000        3,335
  and Marketing                      1999         --        --          --             --           --
R. Lee Hamilton, Jr.(4)...........   2001    234,615        --          --             --        5,100
  President, Chief Executive         2000    250,000   242,092          --             --        5,100
  Officer and Director               1999    222,173    38,961          --        346,491           --

---------------

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

(3) Represents a matching contribution to a defined contribution plan.

(4) Dr. Hamilton resigned from his positions as an officer and director of the Company on August 17, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning individual grants of stock options to the named executive officers during the fiscal year ended December 31, 2001:

                                     INDIVIDUAL GRANTS
                                 --------------------------                           POTENTIAL REALIZABLE VALUE
                                                % OF TOTAL                                 AT ASSUMED ANNUAL
                                                 OPTIONS      EXERCISE                   RATES OF STOCK PRICE
                                 SECURITIES     GRANTED TO       OR                          APPRECIATION
                                 UNDERLYING    EMPLOYEES IN     BASE                      FOR OPTION TERM(1)
                                 OPTION/SARS      FISCAL       PRICE     EXPIRATION   ---------------------------
NAME                             GRANTED (#)    YEAR 2001      ($/SH)       DATE       5%($)(2)       10%($)(2)
----                             -----------   ------------   --------   ----------   -----------   -------------
Glenn A. Ehley.................    200,000          9.4%       $0.45      10/19/11     $ 70,751      $  179,296
                                    50,000          2.3%       $4.75       1/10/11     $149,362      $  378,514
William J. Lee.................     40,000          1.9%       $0.45      10/19/11     $ 11,320      $   28,687
                                    50,000          2.3%       $4.75       1/10/11     $149,362      $  378,514
Thomas R. Schmutz..............     40,000          1.9%       $0.45      10/19/11     $ 11,320      $   28,687
                                    10,000          0.5%       $4.75       1/10/11     $ 29,872      $   75,703
Terry L. Williams..............     40,000          1.9%       $0.45      10/19/11     $ 11,320      $   28,687
                                    10,000          0.5%       $4.75       1/10/11     $ 29,872      $   75,703
Timothy J. Mahar...............     25,000          1.2%       $0.45      10/19/11     $  7,075      $   17,930
                                    10,000          0.5%       $4.75       1/10/11     $ 29,872      $   75,703
R. Lee Hamilton, Jr.(3)........    200,000          9.2%       $4.75       1/10/11     $597,450      $1,514,055

---------------

(1) Options vest in four equal annual installments. The options in this table expire ten years after grant.

(2) These columns show the hypothetical value of the options granted at the end of the option terms if the price of our common stock were to appreciate annually by 5% and 10%, respectively, based on the grant date value of our common stock.

(3) Options held by this former officer have expired.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth certain information regarding stock option exercises by the named executive officers during the fiscal year ended December 31, 2001, and stock options held by the named executive officers at December 31, 2001:

                                                               NO. OF SECURITIES
                                                            UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED,
                                                                OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                   SHARES                       FISCAL YEAR-END             FISCAL YEAR-END(2)
                                  ACQUIRED      VALUE     ---------------------------   ---------------------------
                                 ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                                 (#)        ($)(1)        (#)            (#)            ($)            ($)
----                             -----------   --------   -----------   -------------   -----------   -------------
Glenn A. Ehley.................        --       $   --      69,459         290,298        $3,848           $--
William J. Lee.................        --       $   --      36,164         127,661        $   --           $--
Thomas R. Schmutz..............     5,204       $9,431      14,606          69,363        $  112           $--
Terry L. Williams..............        --       $   --       9,520          65,169        $  174           $--
Timothy J. Mahar...............        --       $   --      15,000          80,000        $   --           $--
R. Lee Hamilton, Jr.(3)........        --       $   --          --              --        $   --           $--

---------------

(1) Calculated based on the fair market value of our common stock on the date of exercise minus the exercise price, multiplied by the number of shares issued upon exercise of the options.

(2) Calculated by determining the difference between the exercise price of the options and $0.42, the closing price of our common stock on December 31, 2001.

(3) Options held by this former officer have expired.

COMPENSATION OF DIRECTORS

     Non-employee directors are entitled to receive option grants and other awards under the 1999 Equity Incentive Plan. Non-employee directors are currently entitled to receive an award of nonqualified stock options every three years, the amount of which is determined by the Board of Directors in its sole discretion. These director options will have an exercise price equal to the fair market value of our common stock when granted and will vest in 36 equal monthly installments provided the director has attended at least 75% of Board of Director meetings in the 12 months preceding each vesting date, with exception for special circumstances. Unvested options for a particular year will vest on a pro rata basis if a director leaves or is removed from office, provided he or she met the attendance requirement for the portion of the year he or she served as a director. All directors will be reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees.

EMPLOYMENT AND OTHER COMPENSATORY ARRANGEMENTS

     In October 1999, the Company entered into an Employee Noncompete and Post-Termination Benefits Agreement with R. Lee Hamilton, Jr. Pursuant to this Agreement, Dr. Hamilton agreed that he will not compete with the Company for a period of one year following any termination of his employment, and the Company agreed to continue to provide him with his regular weekly salary and benefits during the one-year noncompetition period, provided that his termination was not for "cause" (as defined in the agreement). Notwithstanding the foregoing, Dr. Hamilton had the right to elect to terminate the noncompetition period after nine months, in which case his right to continue receiving salary and benefits would also terminate. The Agreement also provided for accelerated vesting and an extended exercise period with respect to stock options held by Dr. Hamilton at the time of termination of his employment without "cause" or for "good reason" (each as defined in the agreement). The agreement with Dr. Hamilton expired in April 2001 and was not renewed. Dr. Hamilton resigned from his positions with the Company in August 2001.

     In addition, the Company and each of Mr. Ehley and Dr. Hamilton entered into an Amendment of the Incentive Stock Option Agreements to which each named executive officer was a party (the "Amendment"). Upon the occurrence of a "termination event" or a "change in control" (each as defined in the Amendment), the Amendment provided in each case for accelerated vesting and an extended exercise period with respect to the stock options held by each such executive officer. The terms provided under Dr. Hamilton's Amendment terminated upon his resignation.

     During August 2001, the Company entered into an employment agreement with Glenn A. Ehley, President and Chief Executive Officer, that contains change of control and severance provisions. Should Mr. Ehley be terminated without "cause" (as defined in the employment agreement), the agreement provides for special severance (six months of pay) plus benefits payable in a lump sum within three days after termination and accelerated vesting of stock options that would have vested within two years after termination. In addition, Mr. Ehley has the right to participate in the Acquisition Bonus Program adopted by the Board of Directors on August 24, 2001 to compensate employees in the event of a change in control of the Company. This program gives the CEO the authority to set aside a certain percentage of the net proceeds associated with an acquisition or merger constituting a change in control of the Company. The percentage varies depending on the amount of the proceeds. The CEO would then allocate this pool to all employees in his discretion.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. During the year ended December 31, 2001, Messrs. Brown, and Joel P. Adams served as members of the Compensation Committee. Mr. Adams resigned as a director and member of the Compensation Committee on April 19, 2001. Messrs. Brown and Adams are affiliated with SCP Private Equity Partners, L.P. ("SCP"), and Adams Capital Management, Inc. ("Adams Capital"), respectively, which each holds more than 5% of the outstanding and issued shares of our common stock acquired in the following financings:

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

     In mid-June 1999, we closed on $6.0 million of convertible promissory notes along with warrants to purchase approximately 490,663 shares of our common stock. In July and August 1999, we closed on an additional $338,187 of convertible promissory notes along with warrants to purchase approximately 27,656 shares of our common stock. All of the warrants have an exercise price of $3.67 per share. Among the purchasers of the convertible promissory notes and warrants were SCP ($2,500,000), and Adams Capital ($600,000). The principal and accrued interest under the outstanding convertible promissory notes totaling $6,485,985 were automatically converted into shares of our Series G preferred stock upon the closing of the Series G financing.

SERIES G FINANCING

     In September 1999, we raised $30.0 million in gross proceeds from the sale of Series G preferred stock to 45 investors, at a per share purchase price of $0.13, including conversion of principal and accrued interest under $6.5 million of the convertible promissory notes issued in the 1999 bridge financing. Among the investors in the Series G offering were Adams Capital ($490,045), and SCP ($1,860,034.25). Shares of Series G preferred stock were automatically converted into shares of common stock upon the closing of our IPO.

REDEEMABLE, CONVERTIBLE SERIES B PREFERRED FINANCING

     On May 16, 2001, we issued 955,414 shares of preferred stock to three existing stockholders, SCP, Tandem PCS Investments, L.P. and Mellon Ventures, L.P., at $31.40 per share for a total face value of $30 million. The preferred stock is redeemable at any time after May 31, 2006 out of funds legally available for such purposes. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. Initially, each share of preferred stock was convertible, at any time, into ten shares of common stock. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively the right to designate two members of the Board of Directors. In the event of any liquidation, dissolution or winding up of the company, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders. In association with this preferred stock investment, we issued immediately exercisable warrants to purchase 2,866,242 shares of our common stock for $3.14 per share, which expire on May 14, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the ownership of our common stock, of which 23,789,865 shares were outstanding as of March 20, 2002, and preferred stock, of which 955,414 shares were outstanding as of March 20, 2002, by (i) persons known by us to be beneficial owners of more than 5% of its common stock and more than 5% of the preferred stock, (ii) our directors,
(iii) the named executive officers, and (iv) all executive officers and directors as of March 20, 2002 as a group:

                                                                                  SHARES OF SERIES B
                                                 SHARES OF COMMON STOCK      CONVERTIBLE PREFERRED STOCK
                                                  BENEFICIALLY OWNED(1)       BENEFICIALLY OWNED(1)(12)
                                                 -----------------------     ----------------------------
                                                 SHARES(2)      PERCENT        SHARES(2)        PERCENT
                                                 ----------     --------     -------------     ----------
SCP Private Equity Partners, LP................  7,962,601(3)     31.9%       318,471.33(20)     33.33%
  800 The Safeguard Building
  435 Devon Park Drive
  Wayne, PA 19087
Tandem PCS Investments, L.P....................  6,457,583(4)     25.9%       318,471.33(20)     33.33%
  c/o Capital Communications CDPQ
  1981 McGill College Avenue
  Montreal, Quebec
  H3A 3C7, Canada
Mellon Ventures, L.P...........................  4,618,442(5)     18.7%       318,471.33(20)     33.33%
  One Mellon Center, Room 5300
  Pittsburgh, PA 15258
VFC Capital, Inc...............................  3,614,860(6)     15.1%
  c/o Harris Corporation
  1025 West NASA Boulevard
  Melbourne, FL 32919
James W. Brown.................................  7,969,296(7)     31.9%
Darrell Lance Maynard..........................        120           *
Susannah Tam...................................         --           *
George M. Calhoun..............................      1,159           *
Glenn A. Ehley.................................    144,725(8)        *
William J. Lee.................................     51,653(9)        *
Timothy J. Mahar...............................     32,500(10)       *
R. Lee Hamilton, Jr............................    120,809           *
All executive officers and directors as a group
  (14 persons).................................  8,456,015(11)    33.5%

---------------

  *  Indicates less than 1%

 (1) Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares listed in the table.

 (2) Information is as of March 20, 2002.

 (3) As reported in the Schedule 13D (the "SCP Schedule 13D") filed 5/25/2001 on behalf of SCP Private Equity Partners II, L.P. ("SCP II"), or otherwise, of this amount 318,471.33 shares of Preferred Stock, which, for voting purposes, is convertible at a conversion price of $3.14 into 3,184,713 shares of Common Stock, and 955,414 shares of Common Stock issuable upon exercise of a warrant are beneficially held by SCP II, 3,437,687 shares of Common Stock and 214,988 shares of Common Stock issuable upon exercise of a warrant (adjusted from 204,443 shares upon the sale of Series B Preferred Stock) are beneficially held by SCP Private Equity Partners, L.P. ("SCP") and 169,799 shares of Common Stock are beneficially held by CIP Capital L.P. ("CIP").

 (4) As reported in the Schedule 13D filed 6/20/2001 on behalf of Tandem PCS Investments, L.P. ("Tandem"), or otherwise, of this amount 2,145,465 shares of Common Stock and 318,471.33 shares of Preferred Stock, which for voting purposes, is convertible at a conversion price of $3.14 into 3,184,713 shares of Common Stock, are beneficially held by Tandem, and 1,127,405 shares of Common Stock issuable upon exercise of warrants (171,991 shares of which were adjusted from 163,555 shares upon the sale of Series B Preferred Stock) are beneficially held by Tandem.

 (5) As reported in the Schedule 13D filed 5/29/2001 on behalf of Mellon Ventures, L.P., ("Mellon"), or otherwise, of this amount 478,315 shares of Common Stock and 318,471.33 shares of Preferred Stock which, for voting purposes, is convertible at a conversion price of $3.14 into 3,184,713 shares of Common Stock, are beneficially held by Mellon, and 955,414 shares of Common Stock issuable upon exercise of warrants are beneficially held by Mellon.

 (6) As reported in the Schedule 13G/A filed 11/8/2000 on behalf of Harris Corporation, and VFC Capital, a wholly-owned subsidiary of Harris, of this amount 3,401,828 shares of Common Stock and 213,032 shares of Common Stock issuable upon exercise of a warrant (43,859 shares of which were adjusted from 41,707 shares upon the sale of Series B Preferred Stock) are beneficially held by VFC Capital, Inc., a wholly owned subsidiary of Harris Corporation.

 (7) As reported in the SCP Schedule 13D, or otherwise, of this amount 318,471.33 shares of Preferred Stock, which, for voting purposes, is convertible into 3,184,713 shares of Common Stock, and 955,414 shares issuable upon exercise of a warrant and beneficially held by SCP II, 3,437,687 shares of Common Stock and 214,988 shares of Common Stock issuable upon exercise of a warrant (adjusted from 204,443 shares upon the sale of Series B Preferred Stock) are beneficially held by CIP. Mr. Brown is affiliated with each of SCP, SCP II and CIP. Includes an option to purchase Common Stock held by Mr. Brown exercisable immediately for 6,277 shares, and options that are exercisable within 60 days after March 20, 2002 for 418 shares.

 (8) Includes 41,301 shares held by Mr. Ehley and options exercisable immediately for 103,424 shares.

 (9) Includes 2,000 shares held by Mr. Lee and options exercisable immediately for 51,153 shares.

(10) Includes options held by Mr. Mahar exercisable immediately for 32,500 shares.

(11) The executive officers and directors of the Company as a group consist of Glenn A. Ehley, Stuart P. Dawley, Joseph F. Gerrity, William J. Lee, Timothy J. Mahar, Patricio X. Muirragui, Thomas R. Schmutz, Terry L. Williams, Bennett Wong, R. Lee Hamilton, James W. Brown, Darrell Lance Maynard, Susannah Tam and Dr. George M. Calhoun.

(12) For additional information and further description of the Series B Convertible Preferred Stock, see "Certain Relationships and Related Transactions" below. Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares listed in the table. The Series B convertible preferred stock is convertible immediately into common stock at the "current conversion price" as that term is defined in the Series B Convertible Preferred Stock Certificate of Designation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a consulting agreement with us, Mr. Ehley's father-in-law, Richard Blake, provides consulting services with respect to evolving telecommunications standards and business development opportunities in the military, public safety, law enforcement and government sectors. The agreement provides for a payment not to exceed $5,000 per month, exclusive of expenses, and is terminable at will by either party with thirty days' notice.

     On November 9, 2000, the Company loaned a former officer of the Company, Dr. R. Lee Hamilton Jr., $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 113,274 shares of the Company's common stock in February 2000 and is accordingly classified in stockholders' equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against the officer in the event of a default. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, are payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. As of December 31, 2001 this note was in default and therefore the payment of principal and interest is currently due in full. The Company has been notified that the collateral stock was sold in quarter 1 of 2002 and that the proceeds will be transmitted to the Company. The Company intends to vigorously pursue collection of the balance due on the note.

     On March 14, 2001, the Company loaned a former officer of the Company, Dr.
R. Lee Hamilton, Jr., $995,133 at an interest rate of 5.0% per annum secured by his pledge of stock under an Account Control Agreement dated as of March 14, 2001 among the officer, Salomon Smith Barney, Inc. and the Company. The principal represents the amount that the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options in February 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 14, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount of the note is outstanding. An allowance of $995,133 was recorded during 2001 for the estimated loss on this loan. The Company is not accruing any interest associated with this note.

     On March 16, 2001, the Company loaned another officer of the Company, Mr. Glenn A. Ehley $221,977 at an interest rate of 5.07% per annum. The note is secured by the pledge of the officer's stock under an Account Control Agreement dated as of March 16, 2001 among the officer, Salomon Smith Barney Inc. and the Company. The principal represents the amount the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options to purchase 25,261 shares of Common Stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 16, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount and accrued interest of the note is outstanding. The note was valued at a market rate of interest (9%) and accordingly a discount of $43,040 was recorded against the note. The Company is not recognizing any interest income associated with this note.

     On May 16, 2001, the Company issued 955,414 shares of series B preferred stock to three existing stockholders, SCP Private Equity Partners II, L.P., Tandem PCS Investments, L.P. and Mellon Ventures, L.P., at $31.40 per share for a total face value of $30 million. The preferred stock is redeemable at any time after May 31, 2006 out of funds legally available for such purposes. Dividends accrue to the Preferred Stockholders, whether or not declared, at 8% cumulatively per annum. The preferred stockholders are entitled to votes equal to the number of shares of common stock into which each share of preferred stock converts and collectively to designate two members of the Board of Directors. Initially, each share of preferred stock was convertible, at any time, into ten shares of our common stock. Upon liquidation of the company, or if a majority of the preferred stockholders agrees to treat a change in control or a sale of all or substantially all of our assets (with certain exceptions) as a liquidation, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders. In association with this preferred stock investment, we issued immediately exercisable warrants to purchase 2,866,242 shares of our common stock for $3.14 per share, which expire on May 14, 2011. The preferred stockholders have the right to designate two members of the Board of Directors. Mr. Brown representing SCP Private Equity Partners II, L.P., and Ms. Tam, representing Tandem PCS Investments, L.P., an affiliate of CDP Capital, currently serve as representatives of the preferred stockholders on the Board of Directors.

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

          3.  Exhibits

 3.1(4)    Seventh Amended and Restated Certificate of Incorporation.
 3.2(1)    Second Amended and Restated Bylaws.
 3.3(2)    Amendment to Second Amended and Restated Bylaws.
 4.1(1)    Specimen Certificate evidencing shares of Common Stock.
 4.2(1)    Second Amended and Restated Shareholders' and Registration
           Rights Agreement dated as of April 16, 1997.
 4.3(1)    First Amendment to Second Amended and Restated Shareholders'
           and Registration Rights Agreement dated as of September 20,
           1999.
 4.4(1)    Second Amended and Restated Agreement Among Series E, Series
           F and Series G Second Amended and Restated Preferred
           Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.
 4.5(1)    First Amendment to Second Amended and Restated Agreement
           Among Series E, Series F and Series G Preferred Stockholders
           and Senior Registration Rights Agreement dated as of
           September 20, 1999.
 4.6(6)    Rights Agreement dated January 9, 2001 between AirNet
           Communications Corporation and Continental Stock Transfer &
           Trust Company.
 4.7(6)    Certificate of Designation of Series A Junior Participating
           Preferred Stock of AirNet Communications Corporation.
10.1(1)    AirNet Communications Corporation 1999 Equity Incentive
           Plan.
10.2(1)    OEM and Patent License Option Agreement dated January 27,
           1995 between Motorola, Inc. and AirNet Communications
           Corporation.
10.3(1)    Employee Noncompete and Post-Termination Benefits Agreement
           dated October 26, 1999 between AirNet Communications
           Corporation and R. Lee Hamilton, Jr.
10.6(3)    Amendment to Incentive Stock Option Agreements dated
           February 11, 2000 between AirNet Communications Corporation and William J. Lee.
10.8(3)    Amendment to Incentive Stock Option Agreements dated
           February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.
10.9(3)    Amendment to Incentive Stock Option Agreements dated
           February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.
10.11(5)   First Amendment To 1999 Equity Incentive Plan of Airnet
           Communications Corporation.
10.12(7)   Account Control Agreement among R. Lee Hamilton, Jr.,
           Salomon Smith Barney Inc. and AirNet Communications
           Corporation dated as of October 2, 2000.
10.13(7)   Promissory Note dated November 9, 2000 in the amount of
           $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet
           Communications Corporation.
10.14(7)   Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee
           Hamilton, Jr.
10.15(7)   Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.
10.16(7)   Non-Recourse Promissory Note dated March 14, 2001 in the
           amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.
10.17(7)   Non-Recourse Promissory Note dated March 16, 2001 in the
           amount of $221,997.00 made by Glenn Ehley in favor of AirNet
           Communications Corporation.
10.18(7)   Account Control Agreement among Glenn Ehley, Salomon Smith
           Barney Inc. and AirNet Communications Corporation
10.19      Security Agreement dated as of November 15, 2001 between
           AirNet Communications Corporation and Force Computers, Inc.,
           Sanmina Corporation and Brooktrout, Inc.
23.1       Consent of Deloitte & Touche LLP.

---------------

(1) Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

(2) Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

(3) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(4) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(5) Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.

(6) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.

(7) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

     b.  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 20, 2001 reporting one event under Item 8, Other Events, and filing one exhibit under Item 7, Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AIRNET COMMUNICATIONS CORPORATION

                                          By:      /s/ GLENN A. EHLEY
                                            ------------------------------------
                                                       Glenn A. Ehley
                                               President and Chief Executive
                                                           Officer

Date: April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.

               /s/ GLENN A. EHLEY                   Director, President and Chief Executive Officer
------------------------------------------------             (Principal Executive Officer)
                 Glenn A. Ehley

             /s/ JOSEPH F. GERRITY                     Vice President of Finance, Chief Financial
------------------------------------------------                 Officer, and Treasurer
               Joseph F. Gerrity                      (Principal Financial and Accounting Officer)

               /s/ JAMES W. BROWN                                       Director
------------------------------------------------
                 James W. Brown

           /s/ DARRELL LANCE MAYNARD                                    Director
------------------------------------------------
             Darrell Lance Maynard

                /s/ SUSANNAH TAM                                        Director
------------------------------------------------
                  Susannah Tam

             /s/ GEORGE M. CALHOUN                                      Director
------------------------------------------------
               George M. Calhoun

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
--------                     -----------------------
 3.1(4)    Seventh Amended and Restated Certificate of Incorporation.
 3.2(1)    Second Amended and Restated Bylaws.
 3.3(2)    Amendment to Second Amended and Restated Bylaws.
 4.1(1)    Specimen Certificate evidencing shares of Common Stock.
 4.2(1)    Second Amended and Restated Shareholders' and Registration
           Rights Agreement dated as of April 16, 1997.
 4.3(1)    First Amendment to Second Amended and Restated Shareholders'
           and Registration Rights Agreement dated as of September 20,
           1999.
 4.4(1)    Second Amended and Restated Agreement Among Series E, Series
           F and Series G Second Amended and Restated Preferred
           Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.
 4.5(1)    First Amendment to Second Amended and Restated Agreement
           Among Series E, Series F and Series G Preferred Stockholders
           and Senior Registration Rights Agreement dated as of
           September 20, 1999.
 4.6(6)    Rights Agreement dated January 9, 2001 between AirNet
           Communications Corporation and Continental Stock Transfer &
           Trust Company.
 4.7(6)    Certificate of Designation of Series A Junior Participating
           Preferred Stock of AirNet Communications Corporation.
10.1(1)    AirNet Communications Corporation 1999 Equity Incentive
           Plan.
10.2(1)    OEM and Patent License Option Agreement dated January 27,
           1995 between Motorola, Inc. and AirNet Communications
           Corporation.
10.3(1)    Employee Noncompete and Post-Termination Benefits Agreement
           dated October 26, 1999 between AirNet Communications
           Corporation and R. Lee Hamilton, Jr.
10.6(3)    Amendment to Incentive Stock Option Agreements dated
           February 11, 2000 between AirNet Communications Corporation and William J. Lee.
10.8(3)    Amendment to Incentive Stock Option Agreements dated
           February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.
10.9(3)    Amendment to Incentive Stock Option Agreements dated
           February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.
10.11(5)   First Amendment To 1999 Equity Incentive Plan of Airnet
           Communications Corporation.
10.12(7)   Account Control Agreement among R. Lee Hamilton, Jr.,
           Salomon Smith Barney Inc. and AirNet Communications
           Corporation dated as of October 2, 2000.
10.13(7)   Promissory Note dated November 9, 2000 in the amount of
           $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet
           Communications Corporation.
10.14(7)   Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee
           Hamilton, Jr.
10.15(7)   Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.
10.16(7)   Non-Recourse Promissory Note dated March 14, 2001 in the
           amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.
10.17(7)   Non-Recourse Promissory Note dated March 16, 2001 in the
           amount of $221,997.00 made by Glenn Ehley in favor of AirNet
           Communications Corporation.
10.18(7)   Account Control Agreement among Glenn Ehley, Salomon Smith
           Barney Inc. and AirNet Communications Corporation
10.19      Security Agreement dated as of November 15, 2001 between
           AirNet Communications Corporation and Force Computers, Inc.,
           Sanmina Corporation and Brooktrout, Inc.
23.1       Consent of Deloitte & Touche LLP.

---------------

(1) Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

(2) Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

(3) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(4) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(5) Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.

(6) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.

(7) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

                       AIRNET COMMUNICATIONS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Balance Sheets at December 31, 2001 and 2000................  F-3
Statements of Operations for the Years Ended December 31,
  2001, 2000 and 1999.......................................  F-4
Statements of Stockholders' Equity for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-5
Statements of Cash Flows for the Years Ended December 31,
  2001, 2000 and 1999.......................................  F-6
Notes to Financial Statements...............................  F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AirNet Communications Corporation:

We have audited the accompanying balance sheets of AirNet Communications Corporation (the Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, negative cash flows, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida
March 27, 2002

                       AIRNET COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   AS OF DECEMBER 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                           ASSETS
Current Assets
  Cash and cash equivalents.................................  $   4,701,646   $  28,867,483
  Accounts receivable -- (net of allowance for doubtful
    accounts of $3,404,290 and $4,060,628 in 2001 and 2000,
    respectively)...........................................      5,796,245       8,217,459
  Inventories...............................................     21,871,094      32,769,004
  Notes receivable (net of allowance of $0, and $3,729,482
    in 2001 and 2000, respectively).........................        775,345       5,931,743
  Other.....................................................      1,879,645       1,028,335
                                                              -------------   -------------
    Total Current Assets....................................     35,023,975      76,814,024
                                                              -------------   -------------
Property and Equipment
  Test equipment and other..................................     13,067,795      10,703,564
  Computer equipment........................................      5,877,841       5,752,974
  Software..................................................      3,404,550       3,251,296
  Office equipment, furniture, and fixtures.................        658,324         789,867
  Leasehold improvements....................................        937,398       1,126,492
                                                              -------------   -------------
                                                                 23,945,908      21,624,193
  Accumulated depreciation..................................    (12,448,041)     (9,960,430)
                                                              -------------   -------------
  Property and Equipment, Net...............................     11,497,867      11,663,763
                                                              -------------   -------------
Other Assets
  Long-term notes receivable, less current portion (net of
    allowance for doubtful accounts of $1,400,000 and $0 in
    FY 2001 and 2000, respectively).........................      1,216,090       3,060,545
  Other long-term assets....................................      2,137,376         596,130
                                                              -------------   -------------
    Total Other Assets......................................      3,353,466       3,656,675
                                                              -------------   -------------
    Total Assets............................................  $  49,875,308   $  92,134,462
                                                              =============   =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $   5,224,331   $  13,197,583
  Accrued payroll and other expenses........................      2,816,616       4,135,480
  Current portion of capital lease obligations..............        366,633         802,911
  Customer deposits.........................................        547,945       2,398,435
  Deferred revenues.........................................      2,637,703       7,161,346
                                                              -------------   -------------
    Total Current Liabilities...............................     11,593,228      27,695,755
Long-Term Liabilities
  Long-term accounts payable................................      2,021,561              --
  Dividends payable -- Series B.............................      1,500,000              --
  Capital lease obligations less current portion............         48,500         215,533
                                                              -------------   -------------
    Total Long-Term Liabilities.............................      3,570,061         215,533
                                                              -------------   -------------
    Total Liabilities.......................................     15,163,289      27,911,288
                                                              -------------   -------------
Commitments and Contingencies...............................             --              --
Redeemable Convertible Preferred Stock (liquidation value of
  $60,000,000 plus unpaid dividends)........................     16,343,531              --
Stockholders' Equity
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 23,789,865 and 23,764,845 issued and
    outstanding at December 31, 2001 and December 31, 2000,
    respectively............................................         23,790          23,765
  Additional paid in capital................................    225,565,630     211,739,682
  Accumulated deficit.......................................   (206,574,561)   (146,426,894)
  Deferred stock-based compensation.........................       (354,754)     (1,000,719)
  Notes receivable -- officer and former officer............       (291,617)       (112,660)
                                                              -------------   -------------
    Total Stockholders' Equity..............................     18,368,488      64,223,174
                                                              -------------   -------------
    Total Liabilities & Stockholders' Equity................  $  49,875,308   $  92,134,462
                                                              =============   =============

                       See notes to financial statements.

                       AIRNET COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Net Revenues.......................................  $ 14,544,223   $ 34,332,046   $ 17,756,062
Cost of Revenues...................................    25,475,712     31,204,225     11,243,918
                                                     ------------   ------------   ------------
  Gross profit (loss)..............................   (10,931,489)     3,127,821      6,512,144
Operating Expenses:
  Research and development.........................    25,512,516     29,457,209     15,752,943
  Sales and marketing..............................    11,920,894     10,410,423      4,727,406
  General and administrative.......................    11,552,368     12,577,829      3,006,206
  Stock-based compensation.........................       158,859        378,251        213,965
                                                     ------------   ------------   ------------
     Total costs and expenses......................    49,144,637     52,823,712     23,700,520
                                                     ------------   ------------   ------------
Loss from Operations...............................   (60,076,126)   (49,695,891)   (17,188,376)
                                                     ------------   ------------   ------------
Other Income (Expense)
  Interest income..................................       848,873      4,699,926        829,117
  Interest expense.................................       (81,721)       (82,567)      (215,975)
  Loss on disposal of fixed assets.................      (199,565)            --             --
  Other, net.......................................       (24,708)        54,979         (4,081)
                                                     ------------   ------------   ------------
Total Other Income.................................       542,879      4,672,338        609,061
                                                     ------------   ------------   ------------
Loss Before Extraordinary Gain.....................   (59,533,247)   (45,023,553)   (16,579,315)
Extraordinary Gain on Vendor Settlements...........     1,921,605             --             --
                                                     ------------   ------------   ------------
Net Loss...........................................   (57,611,642)   (45,023,553)   (16,579,315)
Accretion of Discount -- Redeemable Preferred
  Stock............................................    (1,036,025)            --             --
Preferred Dividends................................    (1,500,000)            --    (18,646,390)
                                                     ------------   ------------   ------------
Net Loss Attributable to Common Stock..............  $(60,147,667)  $(45,023,553)  $(35,225,705)
                                                     ============   ============   ============
Weighted Average Shares Outstanding -- Used in
  Calculating Basic and Diluted Loss Per Share.....    23,783,637     23,579,467      1,923,360
                                                     ============   ============   ============
Loss Per Share -- Basic and Diluted
Loss before extraordinary gain.....................  $      (2.50)  $      (1.91)  $      (8.62)
Extraordinary gain on vendor settlements...........          0.08             --             --
                                                     ------------   ------------   ------------
Net loss...........................................  $      (2.42)  $      (1.91)  $      (8.62)
                                                     ============   ============   ============
Loss attributable to common stock..................  $      (2.53)  $      (1.91)  $     (18.31)
                                                     ============   ============   ============

                       See notes to financial statements.

                       AIRNET COMMUNICATIONS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                               PREFERRED STOCKS              COMMON STOCK        ADDITIONAL                      DEFERRED
                         -----------------------------   --------------------     PAID IN       ACCUMULATED    STOCK-BASED
                             SHARES          AMOUNT        SHARES     AMOUNT      CAPITAL         DEFICIT      COMPENSATION
                         --------------   ------------   ----------   -------   ------------   -------------   ------------
BALANCE DECEMBER 31,
  1998.................     855,440,224   $  8,554,402      365,678   $   365   $ 90,875,715   $ (84,824,026)  $  (143,443)
  Issuance of warrants
    in connection with
    Bridge Notes.......              --             --           --        --      1,032,180              --            --
  Conversion of notes
    to Series G
    preferred stock....      49,892,191        498,922           --        --      5,987,063              --            --
  Issuance of Series G
    preferred stock....     180,877,040      1,808,770           --        --     19,972,453              --            --
  Stock-based
    compensation.......              --             --           --        --      1,662,762              --    (1,662,762)
  Exercise of common
    stock options......              --             --      212,777       213        187,501              --            --
  Amortization of
    deferred
    stock-based
    compensation.......              --             --           --        --             --              --       213,965
  Conversion of
    preferred stocks to
    common stock.......  (1,086,209,455)   (10,862,094)  16,256,089    16,256     10,845,838              --            --
  Public offering, net
    of offering
    costs..............              --             --    6,325,000     6,325     80,402,089              --            --
  Exercise of
    warrants...........              --             --       73,602        74        270,045              --            --
  Net loss.............              --             --           --        --             --     (16,579,315)
                         --------------   ------------   ----------   -------   ------------   -------------   -----------
BALANCE DECEMBER 31,
  1999.................              --             --   23,233,146    23,233    211,235,646    (101,403,341)   (1,592,240)
  Forfeitures of stock
    options............              --             --           --        --       (213,270)             --       213,270
  Exercise of common
    stock options......              --             --      521,489       522        771,767              --            --
  Amortization of
    deferred
    stock-based
    compensation.......              --             --           --        --             --              --       378,251
  Public offering, net
    of offering
    costs..............              --             --           --        --        (91,921)             --            --
  Exercise of
    warrants...........              --             --       10,210        10         37,460              --            --
  Note Receivable from
    officer............              --             --           --        --             --              --            --
  Net income (loss)....              --             --           --        --             --     (45,023,553)
                         --------------   ------------   ----------   -------   ------------   -------------   -----------
BALANCE DECEMBER 31,
  2000.................              --             --   23,764,845    23,765    211,739,682    (146,426,894)   (1,000,719)
  Warrants/conversion
    features series B
    preferred stock....              --                          --        --     14,273,884              --            --
  Exercise of common
    stock options......              --             --       25,020        25         39,171              --            --
  Forfeiture of common
    stock options......              --             --           --        --       (487,107)             --       487,107
  Amortization of
    deferred
    stock-based
    compensation.......              --             --           --        --             --              --       158,858
  Amortization of
    issuance costs and
    discounts..........              --             --           --        --             --      (1,036,025)           --
  Note Receivable from
    officer............              --             --           --        --             --              --            --
  Preferred
    dividends..........                                                                           (1,500,000)
  Net loss.............              --             --           --        --             --     (57,611,642)
                         --------------   ------------   ----------   -------   ------------   -------------   -----------
BALANCE DECEMBER 31,
  2001.................              --   $         --   23,789,865   $23,790   $225,565,630   $(206,574,561)  $  (354,754)
                         ==============   ============   ==========   =======   ============   =============   ===========

                            NOTE
                         RECEIVABLE-
                         OFFICER AND
                           FORMER
                           OFFICER        TOTAL
                         -----------   ------------
BALANCE DECEMBER 31,
  1998.................   $      --    $ 14,463,013
  Issuance of warrants
    in connection with
    Bridge Notes.......          --       1,032,180
  Conversion of notes
    to Series G
    preferred stock....          --       6,485,985
  Issuance of Series G
    preferred stock....          --      21,781,223
  Stock-based
    compensation.......          --              --
  Exercise of common
    stock options......          --         187,714
  Amortization of
    deferred
    stock-based
    compensation.......          --         213,965
  Conversion of
    preferred stocks to
    common stock.......          --               0
  Public offering, net
    of offering
    costs..............          --      80,408,414
  Exercise of
    warrants...........          --         270,119
  Net loss.............                 (16,579,315)
                          ---------    ------------
BALANCE DECEMBER 31,
  1999.................          --     108,263,298
  Forfeitures of stock
    options............          --              --
  Exercise of common
    stock options......          --         772,289
  Amortization of
    deferred
    stock-based
    compensation.......          --         378,251
  Public offering, net
    of offering
    costs..............          --         (91,921)
  Exercise of
    warrants...........          --          37,470
  Note Receivable from
    officer............    (112,660)       (112,660)
  Net income (loss)....                 (45,023,553)
                          ---------    ------------
BALANCE DECEMBER 31,
  2000.................    (112,660)     64,223,174
  Warrants/conversion
    features series B
    preferred stock....          --      14,273,884
  Exercise of common
    stock options......          --          39,196
  Forfeiture of common
    stock options......          --              --
  Amortization of
    deferred
    stock-based
    compensation.......          --         158,858
  Amortization of
    issuance costs and
    discounts..........          --      (1,036,025)
  Note Receivable from
    officer............    (178,957)       (178,957)
  Preferred
    dividends..........                  (1,500,000)
  Net loss.............                 (57,611,642)
                          ---------    ------------
BALANCE DECEMBER 31,
  2001.................   $(291,617)   $ 18,368,488
                          =========    ============

                       See notes to financial statements.

                       AIRNET COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES
  Net loss..................................................  $(57,611,642)  $(45,023,553)  $(16,579,315)
                                                              ------------   ------------   ------------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization of assets...................     3,798,285      2,140,245      1,697,915
  Amortization of deferred stock-based compensation.........       158,858        378,251        213,965
  Provision for losses on accounts and notes receivable.....     5,677,249      7,272,952          8,612
  Loss on disposal of fixed assets..........................       199,565             --             --
  Write down for inventory obsolescence.....................     3,766,754      5,622,323         89,085
  Changes in operating assets and liabilities:
    Accounts and notes receivable...........................     4,739,951     (8,330,025)    (7,216,524)
    Inventories.............................................     7,131,156    (22,413,131)    (8,260,405)
    Other current assets....................................      (851,309)      (528,018)      (167,370)
    Other long-term assets..................................    (1,541,246)      (574,695)       (17,168)
    Accounts payable........................................    (5,951,691)     6,734,088      4,289,116
    Accrued payroll and other expenses......................    (2,159,044)     2,034,288      1,440,565
    Customer deposits.......................................    (1,010,312)    (2,835,837)     4,079,668
    Deferred revenue........................................    (4,523,643)    (7,078,006)     5,310,883
                                                              ------------   ------------   ------------
      Total adjustments.....................................     9,434,573    (17,577,565)     1,468,342
                                                              ------------   ------------   ------------
Net Cash used in Operating Activities.......................   (48,177,069)   (62,601,118)   (15,110,973)
                                                              ------------   ------------   ------------
Investing Activities
  Cash paid for acquisition of capital assets...............    (3,311,810)    (8,699,688)    (1,471,925)
  Proceeds from the disposal of fixed assets................       162,641             --             --
                                                              ------------   ------------   ------------
Net Cash Provided by (used in) Investing Activities.........    (3,149,169)    (8,699,688)    (1,471,925)
                                                              ------------   ------------   ------------
Financing Activities
  Net proceeds from issuance of notes payable...............            --             --      6,338,187
  Net proceeds from issuance of preferred and common
    stocks..................................................    29,663,627        717,838    103,679,650
  Notes receivable issued to officer and former officer.....    (1,217,130)      (112,660)            --
  Principal payments on capital lease obligations...........    (1,286,096)      (859,360)      (592,950)
                                                              ------------   ------------   ------------
Net Cash Provided by (used in) Financing Activities.........    27,160,401       (254,182)   109,424,887
                                                              ------------   ------------   ------------
Net (Decrease) Increase in Cash and Cash Equivalents........   (24,165,837)   (71,554,988)    92,841,989
Cash and Cash Equivalents, Beginning of Period..............    28,867,483    100,422,471      7,580,482
                                                              ------------   ------------   ------------
Cash and Cash Equivalents, End of Period....................  $  4,701,646   $ 28,867,483   $100,422,471
                                                              ============   ============   ============
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for interest..................  $     81,721   $     82,567   $    150,357
                                                              ============   ============   ============
Supplemental Schedule of Noncash Investing and Financing
  Activities
  Property and equipment acquired under capital lease
    obligations.............................................  $    682,785   $  1,136,106   $    912,295
                                                              ============   ============   ============
  Sales under long-term arrangements........................  $         --   $  6,030,347   $         --
                                                              ============   ============   ============
  Preferred stock issued in exchange for conversion of notes
    and interest due........................................  $         --   $         --   $  6,485,985
                                                              ============   ============   ============
  Preferred stock exchanged for common stock................  $         --   $         --   $ 10,862,094
                                                              ============   ============   ============
  Issuance of warrants in connection with redeemable
    convertible preferred stock.............................  $ 14,273,884   $         --   $  1,032,180
                                                              ============   ============   ============
  Reclass of accounts payable to long-term accounts
    payable.................................................  $  2,021,561   $         --   $         --
                                                              ============   ============   ============

                       See notes to financial statements.

                       AIRNET COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.  NATURE OF OPERATIONS, BUSINESS OPERATIONS AND GOING CONCERN

     Nature of Operations -- AirNet Communications Corporation (the Company or AirNet) is engaged in the design, development, manufacture, and installation of broadband, software-defined base stations, base station controllers, and related wireless infrastructure components for wireless telecommunications in the Global Systems for Mobile Communications (GSM) market. This product and service line represents the Company's one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company was founded in 1994 and is incorporated in the state of Delaware.

     Business Operations and Going Concern -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and as of December 31, 2001 had an accumulated deficit of $207 million. Cash used in operations for the years ended December 31, 2001 and 2000 was $48.2 million and $62.6 million, respectively. At December 31, 2001, the Company's principal source of liquidity is $4.7 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. Subsequent to the end of the year, the Company has collected approximately $10.6 million in cash from both existing contracts and deposits on new contracts.

     As of March 11, 2002 the cash balance was $9.7 million with a revenue backlog of $17.0 million. The current 2002 operating plan projects that cash available from planned revenue combined with the $4.7 million on hand at December 31, 2001 will be adequate to defer the requirement for additional funding until no earlier than the first half of 2003. This plan is dependent upon the collection of revenues from one customer who accounts for 50% of the 2002 projected revenue. The projected orders also draw products from inventory thereby leveraging the cash flow associated with this customer. As of March 11, 2002 this customer has released and provided deposits of $4.7 million for $9.4 million of purchase orders to AirNet for product the Company is to deliver during 2002. However, there can be no assurance that the Company will be successful in accomplishing its operating plan as projected.

     The Company's future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those the Company sells has seen dramatic reductions in demand in 2001 as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted in 2001 by such global demand reductions. Other factors that could affect the future operating results and cause actual results to vary materially from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The ultimate ability of the Company to continue as a going concern for a reasonable period of time will depend on increasing the revenues and/or reducing expenses and securing enough additional funding to enable it to reach profitability. The Company's historical sales results and current backlog do not give sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. To conserve cash, the Company took measures in the second and third quarters of 2001 to reduce operating expenses for the remainder of the year. During the year that ended December 31, 2001 the Company entered into agreements with certain vendors to settle outstanding payables totaling $11,280,221 at varying discounts from the recorded liability. The vendors agreed, in exchange for the settlement, to release the Company from future liability

                       AIRNET COMMUNICATIONS CORPORATION
related to the settled balances. The total gain realized as a result of these settlements was $1,921,605, net of expenses of $342,835, which is recorded as an extraordinary gain ($0.08 per share), in the accompanying statements of operations. In addition, the Company negotiated modified payment terms relating to accounts payable totaling approximately $6,882,700 with certain other vendors. These restructured terms included a partial payment of approximately $2,132,146 with remaining payments to be paid over a thirty-month period of time. (See Note 15 for a complete breakdown of the Vendor Settlement Program.)

     The Company believes that additional funding will be required prior to reaching profitability and several alternatives are possible, including subordinated notes and private placement financing. The Company currently has a nonexclusive investment banking relationship with Keybridge Partners, however, no assurances can be given that additional equity or debt financing can be arranged on terms acceptable to the Company, if at all.

     If near term sales do not meet expectations, the Company may have to further reduce discretionary spending to maintain cash levels necessary to sustain operations through the fourth quarter of 2002. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely that operations will continue to consume cash in the foreseeable future. The Company has limited cash resources and therefore must reduce the negative cash flows in the near term to continue operations, or the Company will need to secure additional funding. However, there can be no assurances that the Company will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize the capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debts or liquidation preference obligations to the preferred stockholders. Accordingly, should the Company file for bankruptcy there is no assurance that any value would be received by its stockholders.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Stock Split -- In October 1999, the Board of Directors approved a reverse stock split of common stock of 1 share for 66.38 shares. All common stock and per share information was retroactively restated to reflect this reverse split for all periods presented.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Vulnerability Due to Certain Concentrations and Other Risks -- The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable; hence, the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are billed as contractual milestones are met, including deposits of up to 50% of the contracted amount at the inception of the contract. However, collection of the entire amounts due under the Company's contracts to date have lagged behind shipment of products due to the substantial time period between shipment and the fulfillment of post-shipment contractual obligations. As of December 31, 2001 and 2000, the total due from two customers represented 54% and 51%, respectively, of accounts and notes receivable, with one customer representing 43% and 37%, respectively, of accounts and notes receivable.

     The Company's customers are comprised primarily of cellular service providers. To date, the majority of the Company's sales have been to customers in the United States, wherein communications are subject to the

                       AIRNET COMMUNICATIONS CORPORATION
regulations imposed by the U.S. Federal Communications Commission. Total sales outside the U.S. commenced in 2000 and totaled approximately $2.8 million in 2001.

     Long-Lived Assets -- The Company periodically reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest) attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is required to be recognized. The amount of the loss is measured by the difference between the asset carrying value and its fair value less costs to sell. No impairment losses were recorded in 2001, 2000, or 1999.

     Comprehensive Income (Loss) -- Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. There were no changes in equity during the years presented herein exclusive of investments by owners and losses from operations. As such, the comprehensive loss for all periods presented is equal to the amount shown on the statement of operations as net loss.

     Stock-Based Compensation -- Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) requires disclosures of stock-based compensation arrangements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company applied APB 25 to its employee stock-based compensation awards. (See Note 9 for the effect on net loss if the Company had applied the fair value method as prescribed by Statement 123.)

     Financial Instruments -- The carrying amounts reported in the balance sheet under cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the immediate or short-term maturity of these financial instruments.

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Cash Equivalents -- The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company's policy is to invest excess funds with only well-capitalized financial institutions.

     Inventories -- Inventories are valued at the lower of cost (determined by the first-in, first-out basis) or market. Inventories are reviewed periodically and items considered to be slow moving or obsolete are written down to their estimated net realizable value. Finished goods delivered to customers are recorded in inventories until the related revenue is recognized.

     Property and Equipment -- Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which ranges from two to five years. Assets held under capital leases and leasehold improvements are amortized over the life of the related leases and the amounts are included in depreciation.

     Capitalized Software Development Costs -- In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes the costs associated with externally developed software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model.

                       AIRNET COMMUNICATIONS CORPORATION

Costs incurred subsequent to the product's release, and research and development performed as contractual requirements are charged to operations. The costs of this capitalized software development are amortized over the estimated useful lives of the product.

     Revenue Recognition -- Revenue from product sales is recognized after delivery, after determination that the fee is fixed and determinable and collectibility is probable, and after resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. If subsequent to delivery, the customer should reject the product or the customer's financial condition deteriorate so that they are unable to pay the Company, provisions for bad debts or adjustments to revenue recognized will have to be made in the current or subsequent period.

     Revenue is recognized for Original Equipment Manufacturer (OEM) and reseller product sales when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

     Warranty and Customer Support -- The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of revenue recognition. A provision for estimated future warranty and customer support is recorded when revenue is recognized.

     Research and Development Expenses -- Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. These expenses include continued product development and engineering support costs for test development and technical services.

     Income Taxes -- The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change in the rate is enacted.

     Recent Pronouncements -- Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
133), is effective for all fiscal years beginning after June 15, 2000. Statement 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and will be recognized in the statements of operations when the hedged item affects earnings. Statement 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     Management completed its evaluation of the various issues related to Statement 133, including performing an inventory of derivative and embedded derivative instruments and did not identify any material derivatives as of January 1, 2001. As a result, when the Company adopted Statement 133, as amended, on January 1, 2001, the effect was not material to the Company.

     In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations (Statement 141) and Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the

                       AIRNET COMMUNICATIONS CORPORATION
use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Statements 141 and 142 are not expected to have any impact on the Company.

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets (Statement 144). Statement 144 establishes a single accounting model for all long-lived assets, including business segments, to be disposed of. Under Statement 144, discontinued operations are no longer measured at net realizable value but at fair value. Future operating losses are no longer included as part of discontinued operations. Statement 144, which is effective for fiscal years beginning after December 15, 2001, is not expected to have any impact on the Company, when initially adopted in 2002.

     Loss Per Share -- Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Net loss attributable to common stockholders is computed by adding dividends accrued but unpaid on cumulative preferred stocks to the net loss reported. Diluted net loss per share equals basic net loss per share for all periods reported since potential common shares are anti-dilutive. A reconciliation of the components used in computing basic and diluted net loss per share follows:

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Net loss..............................................  $57,611,642   $45,023,553   $16,579,315
                                                        -----------   -----------   -----------
Plus preferred dividends:
  Series A............................................           --            --       660,675
  Series B............................................           --            --       881,749
  Series C............................................           --            --     1,676,712
  Series D............................................           --            --       502,536
  Series E............................................           --            --     1,441,511
  Series F............................................           --            --     1,167,446
  Series G............................................           --            --       600,000
  Series G preferred deemed dividend..................           --            --    11,715,761
  Series B preferred dividend.........................    1,500,000            --            --
                                                        -----------   -----------   -----------
Total preferred dividends.............................    1,500,000            --    18,646,390
Plus accretion of discounts on redeemable preferred
  stock...............................................    1,036,025            --            --
                                                        -----------   -----------   -----------
Net loss attributable to common stockholders..........  $60,147,667   $45,023,553   $35,225,705
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............   23,783,637    23,579,467     1,923,360
Net loss per share attributable to common
  stockholders, basic and diluted.....................       $(2.53)       $(1.91)      $(18.31)

     For the above-mentioned periods, the Company had securities outstanding that may have diluted earnings per share but were excluded from the computation of diluted net loss per share in the periods

                       AIRNET COMMUNICATIONS CORPORATION
presented since their effect would have been anti-dilutive. The potential number of common shares into which these outstanding securities were convertible is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     2001         2000         1999
                                                  ----------   ----------   -----------
Convertible preferred stock.....................   6,020,417           --    12,727,284
Outstanding options.............................      50,965    1,404,910     1,098,446
Warrants........................................          --      531,086       448,664
                                                  ----------   ----------   -----------
Total...........................................   6,071,382    1,935,996    14,274,394
                                                  ==========   ==========   ===========
Weighted average exercise price of options......  $     4.97   $     5.31   $      3.08
Weighted average exercise price of warrants.....  $     3.31   $     3.31   $      3.18

2.  INVENTORIES

                                                                AS OF DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Raw Materials..............................................  $15,247,743   $19,003,685
Work in Process............................................    1,258,410     4,165,204
Finished Goods.............................................    2,028,519     3,877,826
Finished Goods Delivered to Customers......................    3,336,422     5,722,289
                                                             -----------   -----------
                                                             $21,871,094   $32,769,004
                                                             ===========   ===========

     During the fourth quarter ended December 31, 2000 approximately $7.3 million was recorded to cost of sales as an inventory charge for slow moving and obsolete inventories.

3.  ACCOUNTS AND NOTES RECEIVABLE

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

     At December 31, 2001, one customer on open accounts receivable represents 43% of the net carrying amount of accounts receivable; a significant concentration of credit risk. This customer, whose balance is in past due status, has agreed to a payment schedule in order to satisfy the outstanding balance with interest. As of March 11, 2002 this customer has met the agreed to payment schedule however the customer's ability pay its balance in full, is uncertain. The Company considered the status of this customer's financial position in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of December 31, 2001 discussed in the following paragraph.

     Provision for doubtful accounts and notes receivable amounted to $5,677,249, $7,272,952, and $8,612 for the years ended December 31, 2001, 2000, and 1999, respectively. Notes and accounts receivable charge offs totalled $8,663,069 in 2001. The allowance for doubtful accounts and notes receivable of $4,804,290 at

                       AIRNET COMMUNICATIONS CORPORATION

December 31, 2001 is considered adequate by management, based on current knowledge of customer status' and market conditions, to absorb estimated losses in the accounts receivable portfolio.

4.  OTHER LONG TERM ASSETS

     Other long-term assets consist of the following at December 31, 2001 and 2000 respectively:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
Licensing and software development costs....................  $2,048,525   $547,800
Utility deposits............................................      88,851     48,330
                                                              ----------   --------
                                                              $2,137,376   $596,130
                                                              ==========   ========

     Licensing and software development costs consist of amounts paid under two separate agreements with external, unrelated parties. Amounts payable under these agreements through 2003 amount to an additional $420,600.

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

     Harris exercised its right of conversion of the note with a carrying value of $3,965,687 in September 1998 and received 112,296,970 shares of the Company's Series E voting convertible preferred stock and the note was canceled. Harris has since transferred ownership of the warrant to its wholly owned subsidiary, VFC Capital, Inc. The warrant remains outstanding at December 31, 2001, and due to the automatic conversion feature of the Series E voting cumulative preferred stock, is now convertible into 169,173 shares of common stock at an exercise price of $2.36 per share.

6.  BRIDGE FINANCING

     Through a private placement in June and July 1999, the Company issued $6,338,187 of securities comprised of convertible promissory notes (Bridge Notes) with attached warrants (the Bridge Warrants). The investors in these securities were also preferred stockholders. The Bridge Notes, which were to mature on December 11, 2000, bore interest at a rate of prime plus 2% and were payable upon maturity. The Bridge Notes were collateralized by a security interest in all assets of the Company, subordinated to a first lien for any debt incurred to finance receivables and inventory. The Bridge Notes were automatically convertible in the event that the Company closed on a private financing of at least $10 million or closed on an initial public offering of the Company's common stock. As of September 16, 1999, the carrying value and accrued interest on the Bridge Notes totaling $6,485,985 was converted into Series G senior voting convertible preferred stock.

     The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 490,663 shares of common stock at $3.49 per share were issued; 412,490 warrants were outstanding at December 31, 2001. The Bridge Warrants expire on June 11, 2009. The fair value of the Bridge

                       AIRNET COMMUNICATIONS CORPORATION

Warrants was calculated at $1,032,180 and was accounted for as a discount on the Bridge Notes. The fair value was determined using the Black-Scholes model based upon the following assumptions:

Volatility..................................................       40.7%
Expected life...............................................   10 years
Fair value of stock.........................................      $3.67
Dividend rate...............................................          0%
Risk-free interest rate.....................................       6.11%

7.  PREFERRED STOCKS

     The Company had the following preferred stocks outstanding as of December 31, 1998 and until completion of the Company's initial public offering (see below):

Series A voting convertible cumulative preferred stock, $.01 par value, 12,000,000 shares authorized, 11,940,301 shares issued and outstanding....................................  $  119,403
Series B voting convertible cumulative preferred stock, $.01 par value, 3,300,000 shares authorized, 3,230,341 shares
  issued and outstanding....................................      32,303
Series C voting convertible cumulative preferred stock, $.01 par value, 5,000,000 shares authorized, issued, and
  outstanding...............................................      50,000
Series D voting convertible cumulative preferred stock, $.01 par value, 13,727,364 shares authorized, 8,174,049 shares
  issued and outstanding....................................      81,740
Series E voting convertible cumulative preferred stock, $.01 par value, 568,855,000 shares authorized, 543,624,378
  shares issued and outstanding.............................   5,436,244
Series F voting convertible cumulative preferred stock, $.01 par value, 361,891,142 shares authorized, 283,471,155
  shares issued and outstanding.............................   2,834,712
                                                              ----------
                                                              $8,554,402
                                                              ==========

     In September 1999, the Company issued 230,769,231 shares at $0.13 per share of its Series G senior voting convertible preferred stock, par value $0.01 per share. Of this total, 49,892,191 shares were acquired by the holders of the Bridge Notes (see Note 6), including accrued interest, and the cash proceeds from the offering, exclusive of the Bridge Notes conversion, were approximately $21,781,000.

     Dividends -- The preferred stockholders were entitled to receive, when declared, cumulative cash dividends at the following rates per share per year:

Series A....................................................  $0.059
Series B....................................................  $0.293
Series C....................................................  $0.360
Series D....................................................  $0.066
Series E....................................................  $0.003
Series F....................................................  $0.004
Series G....................................................  $0.010

     All unpaid cash dividends were cancelled when the Company closed on its initial public offering in December 1999.

                       AIRNET COMMUNICATIONS CORPORATION

     Conversion -- Preferred stocks were converted into the following number of common shares as a result of the Company's initial public offering in December 1999:

                                                                SHARES
                                                              ----------
Series A....................................................      44,745
Series B....................................................      59,121
Series C....................................................      92,584
Series D....................................................     123,140
Series E....................................................   8,189,581
Series F....................................................   4,270,430
Series G....................................................   3,476,488
                                                              ----------
Total.......................................................  16,256,089
                                                              ==========

     The total carrying value of the preferred stocks at the date of conversion was $10,862,094.

8.  REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES B PREFERRED)

     On May 16, 2001, the Company issued 955,414 shares of Series B convertible preferred stock to three existing shareholders at $31.40 per share for a total face value of $30 million. The Series B convertible preferred stock was recorded in the initial amount of $15,307,506 (face value of $30 million less issuance costs of $418,160, the fair value of detachable warrants and of the beneficial non-detachable conversion feature discussed below.) The stock is redeemable at any time after May 31, 2006 by the Company out of funds legally available for such purposes and initially each preferred share is convertible, at any time, into ten shares of common stock. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively to elect two members of the Board of Directors. Upon liquidation of the company, or if a majority of the preferred stockholders agrees to treat a change in control or a sale of all or substantially all of our assets (with certain exceptions) as a liquidation, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders.

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

9.  STOCK-BASED COMPENSATION PLANS

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

                       AIRNET COMMUNICATIONS CORPORATION

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

     The following table summarizes option activity for the years ended December 31, 2001, 2000, and 1999:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                                   EXERCISE
                                                 SHARES     EXERCISE PRICE RANGE    PRICE
                                               ----------   --------------------   --------
Outstanding at December 31, 1998.............   1,367,994     0.066       3.319      1.330
  Granted....................................   1,314,498     2.390      11.000      4.902
  Terminated.................................    (437,988)    0.066      11.000      1.215
  Exercised..................................    (214,942)    0.066       8.629      0.882
                                               ----------    ------     -------    -------
Outstanding at December 31, 1999.............   2,029,562     0.066      11.000      3.549
  Granted....................................     591,645     6.063      58.500     24.350
  Terminated.................................    (149,709)    0.066      39.750      7.320
  Exercised..................................    (521,489)    0.066      10.620      1.480
                                               ----------    ------     -------    -------
Outstanding at December 31, 2000.............   1,950,009    $0.066     $58.500    $10.130
  Granted....................................   2,142,815     0.450        7.81      3.930
  Terminated.................................  (1,600,603)    0.066      58.500     10.020
  Exercised..................................     (25,020)    0.066       3.320      1.650
                                               ----------    ------     -------    -------
Outstanding at December 31, 2001.............   2,467,201    $0.066     $57.875    $ 4.970
                                               ==========    ======     =======    =======

     For options outstanding and exercisable at December 31, 2001, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

                                                         OPTIONS OUTSTANDING    OPTIONS EXERCISABLE
                                                         --------------------   --------------------
                                                                     WEIGHTED              WEIGHTED
                                                                     AVERAGE                AVERAGE
                                                         REMAINING   EXERCISE              EXERCISE
PRICE RANGE                                   NUMBER       LIFE       PRICE      NUMBER      PRICE
-----------                                  ---------   ---------   --------   --------   ---------
$ 0.00 - $ 0.07............................     27,522   0.7 years    $ 0.07     27,522     $ 0.07
  0.08 -   0.45............................  1,136,250   9.8 years      0.45         --         --
  0.46 -   2.39............................    321,174   5.5 years      2.16    186,796       2.03
  2.40 -  11.00............................    718,574   8.4 years      6.20    110,866       9.40
 11.01 -  19.38............................    102,570   8.4 years     14.59     25,643      14.59
 19.39 -  57.88............................    161,111   8.3 years     31.69     38,555      33.12
                                             ---------   ---------    ------    -------     ------
                                             2,467,201                $ 4.97    389,382     $ 7.90
                                             =========                ======    =======     ======

     The outstanding options expire at various dates through December 2011. At December 31, 2001, a total of 389,382 shares were exercisable, with a weighted average exercise price of $7.90 per share. The weighted average remaining contractual life of options at December 31, 2001 with exercise prices ranging from $0.07 to $57.88 is 8.4 years. The weighted average fair value of the options issued for the years ended December 31, 2001, 2000 and 1999 is $3.10, $20.09, and $5.06, respectively.

                       AIRNET COMMUNICATIONS CORPORATION

     The weighted average exercise prices and fair values of options whose exercise price equal, or are less than, the market price on the grant date are as follows for the years ended December 31:

                                           2001               2000                1999
                                     ----------------   -----------------   ----------------
                                     EXERCISE   FAIR    EXERCISE    FAIR    EXERCISE   FAIR
                                      PRICE     VALUE    PRICE     VALUE     PRICE     VALUE
                                     --------   -----   --------   ------   --------   -----
OPTIONS ISSUED:
Equal market price.................   $3.93     $3.10    $24.35    $20.09    $  --     $  --
Less than market price.............      --        --        --        --    $4.90     $5.06

     At December 31, 2001, a total of 1,493,365 shares of the Company's common stock were available for future grants of stock options.

     Total compensation expense for options issued at an exercise price below fair value at the date of grant was $158,858, $378,251, and $213,965 for the years ended December 31, 2001, 2000 and 1999, respectively. Stock-based compensation expense is recognized on a straight-line method over the vesting period of the options.

     Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the following assumptions:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2001      2000      1999
                                                            -------   -------   -------
Risk-free interest rate...................................     5.03%     6.19%     6.07%
Expected life.............................................  4 years   4 years   4 years
Divided yield.............................................     0.00%     0.00%     0.00%
Volatility................................................   171.00%   139.00%    79.80%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effect of applying Statement 123's fair value method to the Company's stock options granted in 2001, 2000 and 1999 results in the following pro forma amounts:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2000           1999
                                             ------------   ------------   ------------
Net loss attributable to common stock......  $(61,677,694)  $(46,677,337)  $(36,148,798)
Net loss per share attributable to common
  stock -- basic and diluted...............  $      (2.59)  $      (1.98)  $     (18.79)

10.  NOTES RECEIVABLE FROM OFFICER AND FORMER OFFICER

     On November 9, 2000, the Company loaned a former officer of the Company $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 113,274 shares of the Company's common stock in February 2000 and is accordingly classified in stockholders' equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against the officer in the event of a default. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, are payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. As of December 31, 2001 this note was in default and therefore the payment of principal and interest is currently due in full. The Company has been notified that the collateral stock was sold in quarter 1 of 2002 and that the proceeds will be transmitted to the Company. The Company intends to vigorously pursue collection of the balance due on the note.

                       AIRNET COMMUNICATIONS CORPORATION

     On March 14, 2001, the Company loaned a former officer of the Company $995,133 at an interest rate of 5.07% per annum secured by his pledge of stock under an Account Control Agreement dated as of March 14, 2001 among the officer, Salomon Smith Barney, Inc. and the Company. The principal represents the amount that the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options in February 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 14, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount of the note is outstanding. An allowance of $995,133 was recorded during 2001 for the estimated loss on this loan. The Company is not accruing any interest associated with this note.

     On March 16, 2001, the Company loaned another officer of the Company $221,997 at an interest rate of 5.07% per annum. The note is secured by the pledge of the officer's stock under an Account Control Agreement dated as of March 16, 2001 among the officer, Salomon Smith Barney Inc. and the Company. The principal represents the amount the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options to purchase 25,261 shares of Common Stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 16, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount and accrued interest of the note is outstanding. The note was valued at a market rate of interest (9%) and accordingly a discount of $43,040 was recorded against the note. The Company is not recognizing any interest income associated with this note.

11.  EMPLOYEE RETIREMENT PLAN

     The Company sponsors a retirement plan for all employees through a salary deduction 401(k) savings plan. Employees are permitted to contribute to the plan up to 15% of eligible wages, not to exceed the maximum amount allowable by law. The Company did not match employee contributions in 1999 or 1998. Commencing on January 1, 2000, the Company began a matching contribution of $0.50 for each $1.00 contributed by the employee, up to 3% of the employee's annual base salary. The Company's contribution vests ratably over a four-year period. Total contributions made by the Company in 2001 and 2000 were $454,074, and $459,867, respectively.

12.  INCOME TAXES

     At December 31, 2001, the Company has approximately $139,063,000, of net operating loss carryforwards remaining to offset future taxable income. These net operating losses will expire at various dates through 2021. In addition, the Company has available approximately $2,718,000 of research and development tax credit carryforwards, expiring at various dates through 2021, which may be used to offset future regular tax liabilities. The benefit of all of these carryforwards has been fully offset by a valuation allowance at December 31, 2001 and 2000 because it is considered more likely than not that the benefits of the carryforwards will not be realized.

                       AIRNET COMMUNICATIONS CORPORATION

     A reconciliation of the statutory income tax rate to the Company's effective tax rate is as follows:

                                                   YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------
                                   2001         %         2000         %        1999         %
                               ------------   -----   ------------   -----   -----------   -----
Tax benefit at federal income
  tax rate...................  $(19,587,958)  (34.0)  $(14,832,008)  (34.0)  $(5,636,967)  (34.0)
State income taxes, net of
  federal benefit............    (2,079,404)   (3.6)    (1,587,830)   (3.6)     (568,980)   (3.6)
Research and development
  credits....................      (462,597)   (0.8)      (882,073)   (2.0)     (397,393)   (2.4)
Other........................       111,449     0.2        (34,164)   (0.1)      101,548     0.6
Sec. 382 limitation..........            --      --     13,995,115    32.0
Increase in valuation
  allowance..................    22,018,510    38.2      3,340,960     7.7     6,501,792    39.4
                               ------------   -----   ------------   -----   -----------   -----
Effective tax rate...........  $         --      --   $         --      --   $        --      --
                               ============   =====   ============   =====   ===========   =====

     Significant components of the net deferred tax balances are as follows:

                                                               AS OF DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
CURRENT
Deferred tax assets:
  Inventories............................................  $  7,693,945   $  6,276,515
  Bad debts..............................................     1,807,854      2,964,578
  Other..................................................       661,670        752,757
                                                           ------------   ------------
Total deferred tax assets................................    10,163,469      9,993,850
Deferred tax liabilities.................................      (232,495)       (32,850)
                                                           ------------   ------------
Net deferred tax assets..................................     9,930,974      9,961,000
Valuation allowance......................................    (9,930,974)    (9,961,000)
                                                           ------------   ------------
NONCURRENT
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 52,329,242   $ 30,600,696
  Research and development credits.......................     2,718,183      2,255,586
  Organizational costs...................................            --             --
  Fixed assets...........................................            --        147,337
  Other..................................................        21,375         21,328
                                                           ------------   ------------
                                                             55,068,800     33,024,947
Deferred tax liabilities -- accruals.....................      (262,169)            --
Deferred tax liabilities -- fixed assets.................      (555,317)      (262,169)
                                                           ------------   ------------
Net deferred tax assets..................................    54,251,314     32,762,778
Valuation allowance......................................   (54,251,314)   (32,762,778)
                                                           ------------   ------------

     No amounts were paid for income taxes during any of the periods presented.

                       AIRNET COMMUNICATIONS CORPORATION

13.  COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company leases its primary manufacturing and office facilities under long-term noncancelable operating leases. The Company also has operating leases for certain other furniture, equipment and computers. Future minimum lease payments for long-term noncancelable operating leases for year ended December 31 are as follows:

2002........................................................  $464,156
2003........................................................    54,695
2004........................................................    54,695
2005........................................................    33,402
                                                              --------
                                                              $606,948
                                                              ========

     Rental expense charged to operations was $1,425,831, $1,182,020, and $1,013,719 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Capital Lease Obligations -- The Company also leases certain computer and test equipment under capital lease agreements, which are reported as computer equipment in the accompanying financial statements. Summary information is as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Cost.......................................................  $ 4,086,096   $ 3,882,120
Accumulated depreciation...................................   (2,429,283)   (2,176,671)
                                                             -----------   -----------
                                                             $ 1,656,813   $ 1,705,449
                                                             ===========   ===========

     A schedule of future minimum lease payments under capital leases for the Company and the related present value of the net minimum lease payments as of December 31, 2001 follows:

2002........................................................  $ 385,321
2003........................................................     38,667
2004........................................................     11,517
2005........................................................      4,823
                                                              ---------
Total minimum lease payments................................    440,328
Less amount representing interest...........................    (25,195)
                                                              ---------
Present value of lease payments.............................    415,133
Less capital lease obligations -- current portion...........   (366,633)
                                                              ---------
Capital lease obligations, less current portion.............  $  48,500
                                                              =========

     Agreements -- Simultaneously with its equity investment in January 1995, Motorola, Inc. (Motorola) entered into an agreement with the Company whereby Motorola was granted the right to obtain non-exclusive, royalty-free licenses under any two of AirNet's patents of Motorola's choice. In return, the Company and Motorola have agreed not to enjoin the other and to negotiate license agreements in good faith with respect to possible patent infringement. In the event of a merger, consolidation or sale of AirNet, the Company has the option to require Motorola to either exercise its rights to obtain such licenses or to cancel such right in exchange for a payment by AirNet of $1 million per patent.

     Litigation -- On October 23, 2000, the Company filed a complaint against Lucent Technologies, Inc. et al. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging, among other claims,

                       AIRNET COMMUNICATIONS CORPORATION
tortious interference with a business relationship and misappropriation of trade secrets in connection with the purported cancellation of certain phase II purchase orders by Carolina PCS. The Company is seeking more than $10 million in damages and injunctive relief and have offered to mediate the dispute.

     On August 14, 2001, the Company's vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed a lawsuit against the Company in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. The Company filed an answer raising affirmative defenses and a counter claim seeking damages from MC Assembly and Test in excess of $5,000,000. The Company believes MC Assembly and Test shipped defective products, which caused damage from settlement of accounts receivable and resulted in lost business opportunities. The Company intends to vigorously defend the claim and to aggressively pursue the counter claim.

     On August 29, 2001, Comsys Communications & Signal Processing Ltd. d/b/a Comsys filed a lawsuit against the Company in the United States District Court, Western District of New York, alleging breach of contract and seeking damages in the amount of $5,000,000. The Company disputes the amount of damages claimed. On January 2, 2002, the Company executed a settlement agreement with Comsys that calls for the revival and reinstatement of the EDGEware License Agreement with Comsys together with amended dates for milestone deliveries and related payments, with no damage or penalty payments by the Company.

     The Company, the members of the underwriting syndicate involved in our initial public offering and two former officers of the Company have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company's initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time believe the claims against the Company are without merit and the Company intends to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the Company costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously.

     In addition to the items listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, the Company believes that it has adequate legal defenses and/or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position or results of operations.

     Purchase Commitments -- On December 15, 2000 the Company entered into an agreement to purchase from a vendor (TECORE Wireless Systems) ten integrated switch products through December 31, 2002. Alternatively, the Company may buy-out the commitment by purchasing $3.0 million of TECORE common stock. Additionally, TECORE has an agreement dated December 13, 2001 with the Company to purchase products from AirNet under a reseller agreement dated October 31, 2001. As of December 31, 2001 the Company has purchased six of the original ten products from TECORE. As of December 31, 2001 TECORE had placed orders with AirNet for $2.3 million resulting in revenue in 2001 for the Company of $2.0 million. Each agreement was negotiated at arm's length and no terms in either agreement are dependent upon terms in the other agreement. Subsequent to December 31, 2001 through March 12, 2002, additional

                       AIRNET COMMUNICATIONS CORPORATION
orders for $9.4 million have been placed by TECORE with AirNet to provide base stations and other equipment for a network in Central Asia.

14.  MAJOR CUSTOMERS

     Revenue generated from major customers representing more than 10% of net revenues during the years ended December 31, 2001, 2000, and 1999 is summarized below:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Customer A.......................................  $2,417,084   $       --   $       --
Customer B.......................................  $2,049,902   $       --   $       --
Customer C.......................................  $2,033,606   $9,900,258   $       --
Customer D.......................................  $1,899,442   $       --   $       --
Customer E.......................................  $1,573,067   $       --   $       --
Customer F.......................................  $       --   $5,796,552   $4,251,891
Customer G.......................................  $  390,714   $5,244,692   $       --
Customer H.......................................  $       --   $       --   $5,748,927
Customer I.......................................  $  718,865   $       --   $3,954,904
Customer J.......................................  $  646,468   $       --   $1,969,803

15.  VENDOR SETTLEMENT PROGRAM AND LONG TERM ACCOUNTS PAYABLE

     During the third and fourth quarters of 2001, the Company entered into agreements with certain vendors to settle outstanding payables totaling $11,280,221 at varying discounts from the recorded liability. The vendors agreed, in exchange for the settlement, to release the Company from future liability related to the settled balances. The total gain recorded as a result of these settlements was $1,921,605, net of expenses of $342,835 ($0.08 per share) which is recorded as an extraordinary gain in the accompanying 2001 statements of operations.

     In addition, the Company negotiated extended payment terms relating to accounts payable totaling approximately $2,323,886 with certain other vendors. These restructured terms included a partial payment of approximately $648,236 with remaining payments to be paid, as additional product is purchased from these vendors. The timing of these additional payments cannot be estimated since it is contingent upon the Company's demand for each vendor's product and accordingly the unpaid balance of $1,675,650 is included in accounts payable at December 31, 2001. Under agreements with these vendors, the Company secured any unpaid balances with general inventory payable upon the sale of the Company.

     During the fourth quarter 2001 the company entered into long-term agreements with certain vendors to settle outstanding payables over a period in excess of one year. The long-term agreements require monthly or quarterly payments as well as certain milestone and final settlement payments. Amounts due under these agreements in excess of one year are recorded as long-term accounts payable in the accompanying financial statements. In addition to the liability recorded in the accompanying financial statements there are open

                       AIRNET COMMUNICATIONS CORPORATION
purchase commitments with two of these vendors totaling approximately $1.8 million. The schedule of payments is as follows:

2002........................................................  $  846,462
2003........................................................     826,120
2004........................................................   1,126,114
2005........................................................      69,327
                                                              ----------
Total.......................................................  $2,868,023

     Included in the long-term agreements with three of these vendors is a Security Agreement granting these vendors a security interest in the Company's tangible property. These rights do not include the Company's intellectual property and the rights can be subordinated in the event that the Company successfully raises additional funding in excess of $6.0 million.

16.  RELATED PARTY TRANSACTIONS

     Pursuant to a consulting agreement with a relative of an officer, consulting services are provided to the Company with respect to evolving telecommunications standards and business development opportunities in the military, public safety, law enforcement and government sectors. The agreement provides for a payment not to exceed $5,000 per month and is terminable at will by either party with thirty days' notice. For the fiscal years ending December 31, 2001, 2000, and 1999 the payments made under this agreement were $71,074, $63,116, and $8,574, respectively.