Form 10-Q
period 2002-03-31
AIRNET COMMUNICATIONS CORP
filed 2002-04-26
CIK 944163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                             OUTSTANDING AT APRIL 24, 2002

    Common stock, par value $.001                         23,809,197

                        AIRNET COMMUNICATIONS CORPORATION


                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Balance Sheets (Unaudited)..........................    3

         Condensed Statements of Operations (Unaudited)................    4

         Condensed Statements of Cash Flows (Unaudited)................    5

         Notes to Condensed Financial Statements (Unaudited)...........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    9


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings.............................................   12

Item 4.  Submission of Matters to a Vote of Security Holders...........   13

Item 5.  Other Information.............................................   13

Item 6.  Exhibits and Reports on Form 8-K..............................   13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        AIRNET COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                                                Unaudited
                                                                                       Mar. 31, 2002   Dec. 31, 2001
                                                                                       -------------   -------------
ASSETS
   Cash and cash equivalents (including restricted cash of $475 thousand in 2002)           $ 8,037        $ 4,702
   Accounts receivable - net of allowance for doubtful accounts of
      $3,400 at both Mar 31, 2002 and Dec 31, 2001                                            5,484          5,796
   Inventories                                                                               18,921         21,871
   Notes receivable                                                                              --            775
   Other                                                                                      1,498          1,880
                                                                                            -------        -------
   TOTAL CURRENT ASSETS                                                                      33,940         35,024
   Property and equipment, net                                                               10,245         11,498
   Long-term notes receivable, less current portion (net of allowance for doubtful accounts of $1,100 and $1,400, at Mar 31, 2002 and Dec 31, 2001,
      respectively)                                                                             585          1,216
   Other long-term assets                                                                     2,184          2,137
                                                                                            -------        -------
   TOTAL ASSETS                                                                             $46,954        $49,875
                                                                                            =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                                                                         $ 4,417        $ 5,224
   Accrued payroll and other expenses                                                         2,761          2,817
   Current portion of capital lease obligations                                                 226            367
   Customer deposits                                                                          4,288            548
   Deferred revenues                                                                          1,186          2,637
                                                                                            -------        -------
   TOTAL CURRENT LIABILITIES                                                                 12,878         11,593
                                                                                            -------        -------
LONG-TERM LIABILITIES
   Long-term accounts payable                                                                 1,902          2,022
   Dividends payable - series B redeemable convertible preferred stock                        2,100          1,500
   Capital lease obligations less current portion                                                48             48
                                                                                            -------        -------
   TOTAL LONG-TERM LIABILITIES                                                                4,050          3,570
                                                                                            -------        -------
   TOTAL LIABILITIES                                                                         16,928         15,163
   Redeemable convertible preferred stock (liquidation
      value of $60,000 plus accrued dividends)                                               16,799         16,344

   TOTAL STOCKHOLDERS' EQUITY                                                                13,227         18,368
                                                                                            -------        -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $46,954        $49,875
                                                                                            =======        =======

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     UNAUDITED
                                                             Three months ended March 31,
                                                              2002                  2001
                                                          ------------         ------------
NET REVENUES                                              $      6,510         $      6,394

COST OF REVENUES                                                 4,564                6,088
                                                          ------------         ------------
    Gross profit                                                 1,946                  306
                                                          ------------         ------------
OPERATING EXPENSES:
      Research and development                                   3,390                8,612
      Sales and marketing                                        1,509                4,163
      General and administrative                                 1,262                2,131
      Stock-based compensation                                      63                   95
                                                          ------------         ------------
             Total costs and expenses                            6,224               15,001
                                                          ------------         ------------
LOSS FROM OPERATIONS                                            (4,278)             (14,695)

TOTAL OTHER INCOME NET                                             128                  360
                                                          ------------         ------------

NET LOSS                                                        (4,150)             (14,335)

ACCRETION OF DISCOUNT - REDEEMABLE PREFERRED STOCK                (456)                  --

PREFERRED STOCK DIVIDENDS                                         (600)                  --
                                                          ------------         ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCK                     $     (5,206)        $    (14,335)
                                                          ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN
CALCULATING BASIC AND DILUTED LOSS PER SHARE                23,791,429           23,770,975

                                                          ============         ============
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
STOCKHOLDERS - BASIC AND DILUTED                          $      (0.22)        $      (0.60)
                                                          ============         ============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   UNAUDITED
                                                                            Three months ended March 31,
                                                                               2002            2001
                                                                             -------         --------
OPERATING ACTIVITIES - Net cash  provided by (used in) operating
    activities                                                               $ 3,490         $(17,263)
                                                                             -------         --------

INVESTING ACTIVITY - Cash paid for acquisition of capital assets                 (15)          (1,838)
                                                                             -------         --------
FINANCING ACTIVITIES
      Net proceeds from issuance of preferred and common stocks                    1               12
      Notes receivable issued to officers                                         --           (1,217)
      Principal payments on capital lease obligations                           (141)            (407)
                                                                             -------         --------
NET CASH USED IN FINANCING ACTIVITIES                                           (140)          (1,612)
                                                                             -------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           3,335          (20,713)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 4,702           28,867
                                                                             -------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 8,037         $  8,154
                                                                             =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for interest                               $     2         $     18
                                                                             =======         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
      Property and equipment acquired under capital lease obligations        $    --         $    425
                                                                             =======         ========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                        AIRNET COMMUNICATIONS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   (FOR THE THREE MONTHS ENDED MARCH 31, 2002)
                                   (Unaudited)

1) BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENT

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

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Form 10-K filed for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002 or for any future period.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards Statement No. 141, Business Combinations (Statement 141) and
Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of Statements 141 and 142 did not have any impact on the Company.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets (Statement 144). Statement 144 establishes a single accounting model for all long-lived assets, including business segments, to be disposed of. Under Statement 144, discontinued operations are no longer measured at net realizable value but at fair value. Future operating losses are no longer included as part of discontinued operations. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 effective January 1, 2002. The adoption of Statement 144 did not have any initial impact on the Company.

2) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses since inception and as of March 31, 2002 had an accumulated deficit of $211.8 million. It is probable that cash flow from operations will be negative for the remainder of 2002 as the Company continues to experience net losses from operations. At March 31, 2002, the Company's principal source of liquidity was $8.0 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding. As of April 12, 2002 the Company's cash balance is $7.4 million and the Company has a revenue backlog of $11.0 million at that date. The Company's current 2002 operating plan projects that cash available from planned revenue combined with the $8.0 million on hand at March 31, 2002 will be adequate to defer the requirement for additional funding until no earlier than the first half of 2003. This plan requires that new orders from existing and new customers are secured for delivery in the third and fourth quarters of 2002. The plan is also dependent upon the collection of revenues from one existing customer who accounts for approximately 50% of the 2002 projected revenue. The existing orders from this customer will be filled with products from inventory, thereby leveraging the cash flow associated with fulfillment of the order. As of April 12, 2002 this customer has released and provided deposits and payments of $5.3 million for $9.4 million of purchase orders of product the Company is to deliver during 2002. However, there can be no assurance that the Company will be successful in accomplishing its operating plan as projected.

The Company's future results of operations involve a number of risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by such global demand reductions. Other factors that could affect the Company's future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's ultimate ability to continue as a going concern for a reasonable period of time will depend on its increasing its revenues and/or reducing its expenses and securing enough additional funding to enable it to reach profitability. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. Additional funding may be required prior to reaching profitability and several alternatives are possible, including private placement financing. The Company currently has a relationship with a financial advisor; however no assurances can be made that additional equity or debt financing will be arranged on terms acceptable to the Company, if at all.

If near term sales objectives are not met, the Company may have to further reduce its expenses to maintain cash levels necessary to sustain its operations through 2002. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely that the Company's operations will consume cash in the foreseeable future. The Company has limited cash resources and therefore the Company must maintain neutral or minimally negative cash flows in the near term to continue operating or it must secure additional funding. There can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts or its liquidation preference obligations to its preferred stockholders. Accordingly, should the Company file for bankruptcy there is no assurance that any value would be received by the Company's stockholders.

3) REVENUE RECOGNITION

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

4) CASH AND CASH EQUIVALENTS

The Company has placed $475,000 in escrow to collateralize two Standby Letters of Credit for payment to two vendors for products to be purchased from these vendors by the Company. These Letters of Credit and the related cash restrictions expire on or before June 30, 2002.

5) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have decreased from $7.8 million (net of allowance for doubtful accounts of $4.8 million) at December 31, 2001 to $6.1 million (net of allowance for doubtful accounts and notes receivable of $4.5 million) at March 31, 2002. At March 31, 2002, $1.7 million of the amount due is subject to collateralized note arrangements. All notes issued through March 2002 bear market rates of interest.

At March 31, 2002, one customer on open accounts receivable represents 35% of the net carrying amount of accounts receivable, with a second customer representing 20%; a significant concentration of credit risk. This second customer, whose balance is in past due status, presents a credit risk although they are currently making monthly payments according to a mutually agreed schedule. The customer's ability to pay its balance in full is uncertain. The Company considered the status of these accounts in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of March 31, 2002 discussed in the following paragraph.

The allowance for doubtful accounts receivable of $3.4 million at March 31, 2002 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio. The allowance for notes receivable of $1.1 million at March 31, 2002 is considered adequate by management based on current knowledge of customer status and payment history, to absorb estimated losses in the notes receivable portfolio.

6) INVENTORIES

Inventories consist of the following (in 000's):

                                       Mar. 31, 2002    Dec. 31, 2001
                                       -------------    -------------
Raw Materials                                $14,711          $15,248
Work in Process                                1,734            1,258
Finished Goods                                   740            2,029
Finished Goods Delivered to Customers          1,736            3,336
                                             -------          -------
                                             $18,921          $21,871
                                             =======          =======


7) BASIC AND DILUTED NET LOSS PER SHARE

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

The computation of loss per share is as follows (in 000's except share and per share data):


                                                                   THREE MONTHS ENDED
                                                           MAR. 31, 2002      MAR. 31, 2001
                                                           -------------      -------------
Net loss attributable to common stockholders                 $   (5,206)        $  (14,335)
Weighted average common shares outstanding                   23,791,429         23,770,975

Net loss per share attributable to common
   stockholders, basic and diluted                           $    (0.22)        $    (0.60)
                                                             ==========         ==========
Potentially dilutive securities consist of the following:
   Options to purchase common stock                             530,447            592,159
   Warrants to purchase common stock                                  -            200,063
                                                             ----------         ----------
   Total                                                        530,447            792,222
                                                             ==========         ==========

8) NOTES RECEIVABLE DUE FROM FORMER OFFICER

On November 9, 2000, the Company loaned a former officer of the Company $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 113,274 shares of the Company's common stock in February 2000 and is accordingly classified in stockholders' equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against the officer in the event of a default. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, are payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. As of December 31, 2001 this note was in default and therefore the payment of principal and interest is currently due in full. The collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503 were transmitted to the Company on April 15, 2002. The Company intends to vigorously pursue collection of the balance due on the note.

9) CONTINGENCIES

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

On August 14, 2001, the Company's vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against the Company in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. The Company filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. The Company believes MC Assembly and Test shipped defective products, which caused damage from settlement of its accounts receivable and resulted in lost business opportunities. The Company intends to defend the claim vigorously and to pursue the counterclaim aggressively.

On August 29, 2001, Comsys Communications & Signal Processing Ltd. d/b/a Comsys filed a lawsuit against the Company in the United States District Court, Western District of New York, alleging breach of contract and seeking damages in the amount of $5,000,000. On January 2, 2002, the Company executed a settlement agreement with Comsys that calls for the revival and reinstatement of the EDGEware License Agreement with Comsys together with amended dates for milestone deliveries and related payments, with no damage or penalty payments required by the Company.

The Company, the members of the underwriting syndicate involved in the Company's initial public offering and two of its former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company's common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company's initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time it believes the claims against the Company are without merit and intends to defend this matter when appropriate. Under the terms of our Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously.

In addition to the items listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, it is believed that the Company has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and Note 2, Notes to Condensed Financial Statements, "Liquidity and Going Concern Considerations" in this Form 10-Q.

1.) FINANCIAL CONDITION

This discussion should be read in conjunction with the Notes to Condensed Financial Statements contained in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

OVERVIEW

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global Standard for Mobile Communications, system of mobile voice and data transmission. We market our products to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the software defined AdaptaCell(R) base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite(R) Backhaul Free(TM) base station, meaning it carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving.

From its inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of its products. As a result, we did not generate significant revenues until 1998 and have generated net revenues of $81.7 million from inception through the first three months of 2002. We have incurred substantial losses since commencing operations, and as of March 31, 2002 had an accumulated deficit of $211.8 million. We have not yet achieved profitability on a quarterly or annual basis. Because we will need to continue to focus heavily on developing and deploying our technology and products and organizing our sales and distribution systems to support our anticipated growth in the future, we expect to continue to incur net losses at least through the remainder of 2002. We will need to generate significantly higher revenues than were achieved in 2001 in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

Our revenues are derived from sales of a single product line based on the GSM Protocol. We generate a substantial portion of our revenues from a limited number of customers, with two customers accounting for 80% of net revenues during the three months ended March 31, 2002 and one of these two customers accounting for 55% of net revenues during the three months ended March 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

                                                                                      UNAUDITED
                                                                               Three months ended March 31,
                                                                                 2002           2001
                                                                          ----------------- -------------
NET REVENUES                                                                    100.0 %         100.0 %
COST OF REVENUES                                                                 70.1 %          95.2 %
                                                                          ----------------- -------------
    Gross profit (loss)                                                          29.9 %           4.8 %
OPERATING EXPENSES:
      Research and development                                                   52.1 %         134.7 %
      Sales and marketing                                                        23.2 %          65.1 %
      General and administrative                                                 19.4 %          33.3 %
      Stock-based compensation                                                    1.0 %           1.5 %
                                                                          ----------------- -------------
             Total costs and expenses                                            95.7 %         234.6 %
                                                                          ----------------- -------------
LOSS FROM OPERATIONS                                                            (65.8)%        (229.8)%
TOTAL OTHER INCOME (EXPENSE) NET                                                  2.0 %           5.6 %
                                                                          ----------------- -------------

NET LOSS                                                                        (63.8)%        (224.2)%

ACCRETION OF DISCOUNT - REDEEMABLE PREFERRED STOCK                               (7.0)%           0.0 %
PREFERRED DIVIDENDS                                                              (9.2)%           0.0 %
                                                                          ----------------- -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCK                                           (80.0)%        (224.2)%
                                                                          ================= =============


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net revenue: Net revenues for the three months ended March 31, 2002 increased $0.1 million or 2% to $6.5 million as compared to $6.4 million for the three months ended March 31, 2001. The revenue in the first quarter of 2002 was generated from domestic customers, an African customer and TECORE Wireless Systems. Approximately $1.5 million of the revenue in the first quarter of 2002 is associated with an accelerated payment on a customer note receivable for an African GSM Network.

Gross profit: Gross profits for the three months ended March 31, 2002 increased $1.6 million or 536% to $1.9 million as compared to $0.3 million for the three-month period ended March 31, 2001. The gross profit margins were 29.9% and 4.8% for the three months ended March 31, 2002 and 2001, respectively. The change in gross profit margin over the prior year's quarter is attributable to reduced manufacturing labor and support costs and a significant reduction in warranty expense.

Research and development: Research and development expenses for the three months ended March 31, 2002 decreased $5.2 million or

61% to $3.4 million as compared to $8.6 million for the three months ended March 31, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses and to limit discretionary spending, which included actions to focus development in the areas with the greatest near-term potential.

Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2002 decreased $2.7 million or 64% to $1.5 million as compared to $4.2 million for the three months ended March 31, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses.

General and administrative: General and administrative expenses for the three months ended March 31, 2002 decreased $0.9 million or 41% to $1.3 million as compared to $2.1 million for the three months ended March 31, 2001. This decrease was primarily due to a decrease in consulting services and previously announced actions taken in 2001 to reduce operating expenses.

2.) LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses since inception and as of March 31, 2002 had an accumulated deficit of $211.8 million. It is probable that cash flow from operations will be negative for the remainder of 2002 as we continue to experience net losses from operations. At March 31, 2002, our principal source of liquidity was $8.0 million of cash and cash equivalents. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time without receiving additional funding. As of April 12, 2002 our cash balance is $7.4 million and we had a revenue backlog of $11.0 million. Our current 2002 operating plan projects that cash available from planned revenue combined with the $8.0 million on hand at March 31, 2002 will be adequate to defer the requirement for additional funding until no earlier than the first half of 2003. This plan requires that new orders from existing and new customers are secured for delivery in the third and fourth quarters of 2002. The plan is also dependent upon the collection of revenues from one existing customer who accounts for approximately 50% of the 2002 projected revenue. The existing orders from this customer will be filled with products from inventory, thereby leveraging the cash flow associated with fulfillment of the order. As of April 12, 2002 this customer has released and provided deposits and payments to us of $5.3 million for $9.4 million of purchase orders for product we are to deliver during 2002. However, there can be no assurance that we will be successful in accomplishing our operating plan as projected.

Our future results of operations involve a number of risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by such global demand reductions. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers, ability to design new products, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on us increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. Additional funding may be required prior to reaching profitability and several alternatives are possible, including private placement financing. We currently have a relationship with a financial advisor; however no assurances can be made that additional equity or debt financing will be arranged on terms acceptable to us, if at all.

If near term sales objectives are not met, we may have to further reduce our expenses to maintain cash levels necessary to sustain our operations through 2002. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely that our operations will consume cash in the foreseeable future. We have limited cash resources and therefore we must maintain neutral or minimally negative cash flows in the near term to continue operating or we must secure additional funding. There can be no assurances that we will succeed in achieving our goals, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully our debts or the liquidation preference obligations to our preferred stockholders. Accordingly, should we file for bankruptcy there is no assurance that any value would be received by our stockholders.

Net cash provided by operating activities for the three months ended March 31, 2002 was $3.5 million compared to net cash used in operating activities of $17.3 million for the three months ended March 31, 2001. The cash provided through customer deposits and a reduction in both inventory and receivables was partially off set by the net losses incurred during the reported period. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging from 10 - 50 % of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires investments in working capital as our revenues increase. As of March 31, 2002, our net accounts receivable balance was $5.5 million. Of this balance 55% is attributable to two customers, and receivables from one of these customers accounted for approximately 35% of the total amount outstanding.

Net cash used by investing activities (capital expenditures) for the three months ended March 31, 2002 was $15 thousand compared to net cash used for capital expenditures for the three months ended March 31, 2001 of $1.8 million. The level of capital expenditures has been greatly reduced, as the physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2002 compared to net cash used in financing activities of $1.6 million for the three months ended March 31, 2001. The difference was primarily due to the loans that were made to two senior officers for alternative minimum tax liabilities incurred during the first quarter of 2001.

3.) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that mature within twenty-four months. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at March 31, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

On August 14, 2001, our vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against us in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. We filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. We believe MC Assembly and Test shipped defective products, which caused damage from settlement of its accounts receivable and resulted in lost business opportunities. We intend to defend the claim vigorously and to pursue the counterclaim aggressively.

On August 29, 2001, Comsys Communications & Signal Processing Ltd. d/b/a Comsys filed a lawsuit against us in the United States District Court, Western District of New York, alleging breach of contract and seeking damages in the amount of $5,000,000. On January 2, 2002, we executed a settlement agreement with Comsys that calls for the revival and reinstatement of the EDGEware License Agreement with Comsys together with amended dates for milestone deliveries and related payments, with no damage or penalty payments required by us.

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and intend to defend this matter when appropriate. Under the terms of our Underwriting Agreement, we have claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously.

In addition to the items listed above we are also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a) The 2001 Annual Meeting of the Company's stockholders (the "Meeting") was held on March 8, 2002. Of the 23,789,865 shares of common stock outstanding on the record date of January 22, 2002, a total of 16,317,208 shares were represented in person or by proxy.

     (b)  The following director was elected effective March 8, 2002:

                                                         Votes Cast
                                          For             Withheld
                                          ---             --------
          Glenn A. Ehley               16,200,071          96,137

          The terms of office of Messrs. James W. Brown and Darrell Lance Maynard and Ms. Susannah Tam, who were serving as directors of the Company prior to the Meeting, continued after the Meeting.

     (c) The vote to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for 2001 was 16,263,287 for, 33,426 against, and 9,495 abstaining.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


  3.1 (4)      Seventh Amended and Restated Certificate of Incorporation.

  3.2 (1)      Second Amended and Restated Bylaws.

  3.3 (2)      Amendment to Second Amended and Restated Bylaws.

  3.4 (5) Certificate of Designation of Series A Junior Participating Preferred Stock.

  3.5 (5)      Certificate of Designation of Series B Convertible Preferred
               Stock.

  4.1 (1)      Specimen Certificate evidencing shares of Common Stock.

  4.2 (1) Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of April 16, 1997.

  4.3 (1) First Amendment to Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of September 20, 1999.

  4.4 (1) Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

  4.5 (1) First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

    4.6 (6) Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

    4.7 (6) Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation.

   10.1 (1)    AirNet Communications Corporation 1999 Equity Incentive Plan.

   10.2 (1) OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

   10.3 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

   10.4 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

   10.5 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

   10.6 (3) Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley

   10.7 (5) First Amendment To 1999 Equity Incentive Plan of AirNet Communications Corporation.

   10.8 (7) Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

   10.9 (7) Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

   10.10 (7)   Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton,
               Jr.

   10.11 (7)   Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

   10.12 (7)   Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet
               Communications Corporation.

   10.13 (7)   Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997.00 made by Glenn Ehley in favor of AirNet
               Communications Corporation.

   10.14 (7)   Account Control Agreement among Glenn Ehley, Salomon Smith Barney
               Inc. and AirNet Communications Corporation

   10.15 (8)   Security Agreement dated as of November 15, 2001 between AirNet
               Communications Corporation and Force Computers, Inc., Sanmina
               Corporation and Brooktrout, Inc.


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

(2) Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

(3) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(4) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(5) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

(6) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.

(7) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

(8) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 28, 2002 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2002




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


AIRNET COMMUNICATIONS CORPORATION
INDEX TO EXHIBITS

EXHIBIT NO.
-----------


 3.1 (4)       Seventh Amended and Restated Certificate of Incorporation.

 3.2 (1)       Second Amended and Restated Bylaws.

 3.3 (2)       Amendment to Second Amended and Restated Bylaws.

 3.4 (5) Certificate of Designation of Series A Junior Participating Preferred Stock.

 3.5 (5)       Certificate of Designation of Series B Convertible Preferred
               Stock.

 4.1 (1)       Specimen Certificate evidencing shares of Common Stock.

 4.2 (1) Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of April 16, 1997.

 4.3 (1) First Amendment to Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of September 20, 1999.

 4.4 (1) Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

 4.5 (1) First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

 4.6 (6) Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

 4.7 (6) Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation.

10.1 (1)       AirNet Communications Corporation 1999 Equity Incentive Plan.

10.2 (1) OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

10.4 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6 (3) Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley

10.7 (5) First Amendment To 1999 Equity Incentive Plan of AirNet Communications Corporation.

10.8 (7) Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.9 (7) Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10 (7) Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.11 (7) Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

10.12 (7) Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.13 (7) Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997.00 made by Glenn Ehley in favor of AirNet Communications Corporation.

10.14 (7) Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation

10.15 (8) Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.



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

(2) Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

(3) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(4) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(5) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

(6) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.

(7) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

(8) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.