Form 10-Q
period 2002-06-30
AIRNET COMMUNICATIONS CORP
filed 2002-08-14
CIK 944163

                                                                         1 of 21


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                       CLASS OUTSTANDING AT JUNE 30, 2002

Common stock, par value $.001: 23,828,921

                                                                         2 of 21


                        AIRNET COMMUNICATIONS CORPORATION

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Balance Sheets (Unaudited)..........................    3

         Condensed Statements of Operations (Unaudited)................    4

         Condensed Statements of Cash Flows (Unaudited)................    5

         Notes to Condensed Financial Statements (Unaudited)...........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................   10


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings.............................................   14

Item 4.  Submission of Matters to a Vote of Security Holders...........   14

Item 5.  Other Information.............................................   15

Item 6.  Exhibits and Reports on Form 8-K..............................   15

                                                                         3 of 21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        AIRNET COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                                  Unaudited
                                                                        June 30, 2002   Dec. 31, 2001
                                                                        -------------   -------------
ASSETS
     Cash and cash equivalents                                              $ 8,390        $ 4,702
     Accounts receivable -- net of allowance for doubtful accounts of
         $4.1 million and $3.4 million at June 30, 2002 and Dec. 31,
         2001, respectively                                                   3,869          5,796
     Inventories                                                             16,538         21,871
     Notes receivable                                                            --            775
     Other                                                                    1,388          1,880
                                                                            -------        -------
     TOTAL CURRENT ASSETS                                                    30,185         35,024
     Property and equipment, net                                              9,405         11,498
     Long-term notes receivable, less current portion (net of
         allowance for doubtful accounts of $0.3 million and $1.4
         million at June 30, 2002 and Dec. 31, 2001, respectively)            1,398          1,216
     Other long-term assets                                                   2,184          2,137
                                                                            -------        -------
     TOTAL ASSETS                                                           $43,172        $49,875
                                                                            =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                                       $ 4,012        $ 5,224
     Accrued payroll and other expenses                                       3,387          2,817
     Current portion of capital lease obligations                               134            367
     Customer deposits                                                        4,295            548
     Deferred revenues                                                        1,481          2,637
                                                                            -------        -------
     TOTAL CURRENT LIABILITIES                                               13,309         11,593
                                                                            -------        -------
LONG-TERM LIABILITIES
     Long-term accounts payable                                               1,633          2,022
     Dividends payable -- series B redeemable convertible preferred
         stock                                                                2,700          1,500
     Capital lease obligations less current portion                              69             48
                                                                            -------        -------
     TOTAL LONG-TERM LIABILITIES                                              4,402          3,570
                                                                            -------        -------
     TOTAL LIABILITIES                                                       17,711         15,163
     Redeemable convertible preferred stock (liquidation value of
         $60,000,000 plus accrued dividends)                                 17,282         16,344
     TOTAL STOCKHOLDERS' EQUITY                                               8,179         18,368
                                                                            -------        -------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $43,172        $49,875
                                                                            =======        =======


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                                         4 of 21


                       AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     Unaudited
                                                            Three months ended June 30,        Six months ended June 30,
                                                               2002             2001            2002              2001
                                                           ------------     ------------     ------------     ------------
NET REVENUES                                               $      7,210     $      1,886     $     13,720     $      8,280

COST OF REVENUES                                                  5,419            4,212            9,983           10,476
WRITE-DOWN OF OBSOLETE AND EXCESS INVENTORY                          --            7,012               --            6,836
                                                           ------------     ------------     ------------     ------------
    Gross profit (loss)                                           1,791           (9,338)           3,737           (9,032)
                                                           ------------     ------------     ------------     ------------
OPERATING EXPENSES:
      Research and development                                    3,210            9,663            6,642           18,319
      Sales and marketing                                         1,450            4,653            2,962            8,826
      General and administrative                                  1,308            4,150            2,588            6,322
                                                           ------------     ------------     ------------     ------------
             Total costs and expenses                             5,968           18,466           12,192           33,467
                                                           ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS                                             (4,177)         (27,804)          (8,455)         (42,499)

TOTAL OTHER INCOME                                                   66              231              194              591
                                                           ------------     ------------     ------------     ------------
LOSS BEFORE EXTRAORDINARY GAIN                                   (4,111)         (27,573)          (8,261)         (41,908)

EXTRAORDINARY GAIN ON VENDOR SETTLEMENTS                             30               --               30               --
                                                           ------------     ------------     ------------     ------------

NET LOSS                                                         (4,081)         (27,573)          (8,231)         (41,908)

ACCRETION OF DISCOUNT -- REDEEMABLE PREFERRED STOCK                (483)            (199)            (939)            (199)

PREFERRED DIVIDENDS                                                (600)            (300)          (1,200)            (300)
                                                           ------------     ------------     ------------     ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCK                      $     (5,164)    $    (28,072)    $    (10,370)    $    (42,407)
                                                           ============     ============     ============     ============

NET LOSS PER SHARE ATTRIBUTABLE TO
COMMON SHAREHOLDERS -- Basic and diluted                   $      (0.22)    $      (1.18)    $      (0.44)    $      (1.78)
                                                           ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING -- Basic and diluted     23,810,068       23,786,968       23,800,014       23,779,794
                                                           ============     ============     ============     ============
LOSS PER SHARE -- BASIC AND DILUTED:

Loss before extraordinary gain                             $      (0.17)    $      (1.16)    $      (0.35)    $      (1.76)
Extraordinary gain on vendor settlements                             --               --               --               --
                                                           ------------     ------------     ------------     ------------
Net loss                                                   $      (0.17)    $      (1.16)    $      (0.35)    $      (1.76)
                                                           ============     ============     ============     ============

Loss attributable to common stock                          $      (0.22)    $      (1.18)    $      (0.44)    $      (1.78)
                                                           ============     ============     ============     ============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                                         5 of 21

                        AIRNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             UNAUDITED
                                                                      Six months ended June 30,
                                                                          2002         2001
                                                                        -------     --------
OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     $ 3,850     $(32,930)
                                                                        -------     --------
INVESTING ACTIVITIES:
     Cash paid for acquisition of capital assets                            (27)      (3,977)
     Proceeds from the disposal of fixed assets                              --           28
     Payment on note receivable                                              --          258
                                                                        -------     --------
NET CASH USED BY INVESTING ACTIVITIES                                       (27)      (3,691)
                                                                        -------     --------
FINANCING ACTIVITIES:
     Net proceeds from issuance of preferred and common stocks               42       29,603
     Notes receivable issued to officers                                     35       (1,217)
     Principal payments on capital lease obligations                       (212)        (769)
                                                                        -------     --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (135)      27,617
                                                                        -------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3,688       (9,004)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            4,702       28,867
                                                                        -------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 8,390     $ 19,863
                                                                        =======     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
     Cash paid during the period for interest                           $     5     $     35
                                                                        =======     ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES --
     Property and equipment acquired under capital lease obligations    $    --     $    717
                                                                        =======     ========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                                         6 of 21

                        AIRNET COMMUNICATIONS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (FOR THE SIX MONTHS ENDED JUNE 30, 2002)
                                   (Unaudited)

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

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Form 10-K filed for the year ended December 31, 2001. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002 or for any future period.

NEW ACCOUNTING PRONOUNCEMENTS -- In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards Statement No. 141, Business Combinations (Statement 141) and Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of Statements 141 and 142 did not have any impact on the Company.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets (Statement 144). Statement 144 establishes a single accounting model for all long-lived assets, including business segments, to be disposed of. Under Statement 144, discontinued operations are no longer measured at net realizable value but at fair value. Future operating losses are no longer included as part of discontinued operations. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 effective January 1, 2002. The adoption of Statement 144 did not have any impact on the Company.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145) which updates, clarifies and simplifies existing accounting pronouncements. The rescission of FASB Statement No. 4 eliminates the requirement to report gains and losses resulting from the early extinguishments of debt as extraordinary items. Statement 145 is effective for all transactions occurring after May 15, 2002, with earlier application encouraged. The Company has adopted this Statement to be effective during the quarter ended June 30, 2002. The adoption of this Statement did not have any impact on the Company.

2) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company experienced net operating losses since inception and as of June 30, 2002 had an accumulated deficit of $216.9 million. It is probable that cash flow from operations will be negative for the remainder of 2002 as the Company continues to experience net losses from operations. At June 30, 2002, the Company's principal source of liquidity was $8.4 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding. As of July 25, 2002 the Company's cash balance was $5.7 million and the Company had a revenue backlog of $5.2 million at that date. The Company's current 2002 operating plan projects that cash available from planned revenue combined with the $8.4 million on hand at June 30, 2002 will be adequate to defer the requirement for additional funding until the first half of 2003. However, there is doubt regarding the Company's ability to execute this operating plan because the current backlog, without new orders, is not adequate to defer the requirement for additional funding through 2002. In addition, the collection of outstanding receivables is critical to this deferral of the requirement for additional funds. Management's plans require that new orders from existing and new customers be secured for delivery in the third and fourth quarters of 2002 and that outstanding receivables are collected. The Company's ability to generate revenue from existing backlog and new orders could be impacted by vendor lead times for critical components. The plan is also dependent upon the collection of revenues from one existing customer who accounts for approximately 50% of the 2002 projected revenue. As of June 30, 2002 this customer has released and provided deposits and payments to us of $8.7 million for $10.5 million of purchase orders for delivery during 2002. There can be no assurance that the Company will be successful in accomplishing its operating plan as projected.

The Company's future results of operations involve a number of risks and uncertainties. The worldwide market for telecommunications

                                                                         7 of 21

products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by such global demand reductions. Other factors that could affect the Company's future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with one customer accounting for 65% of the revenue for the first half of the 2002), ability to design new products, the ability to overcome deployment and installation challenges in Afghanistan, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors, and credit risks. The Company's ultimate ability to continue as a going concern for a reasonable period of time will depend on its increasing its revenues and/or reducing its expenses and securing enough additional funding to enable it to reach profitability. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company believes additional funding will be required prior to reaching profitability and several alternatives are possible, including private placement financing. The Company currently is seeking a new financial advisor; however no assurances can be made that either a transaction or additional equity or debt financing will be arranged on terms acceptable to the Company, if at all.

If near term sales objectives are not met, the Company may have to further reduce its expenses and secure additional funding to maintain cash levels necessary to sustain its operations through 2002. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely that the Company's operations will consume cash in the foreseeable future. The Company has limited cash resources and therefore the Company must maintain neutral or minimally negative cash flows in the near term to continue operating or it must secure additional funding. There can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts or its liquidation preference obligations to its preferred stockholders. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by the Company's stockholders.

3) REVENUE RECOGNITION

Revenue from product sales is recognized after delivery, after determination that the fee is fixed and determinable and collectability is probable, and after resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. While a customer has the right to reject and return a product, none of the Company's contracts contain a contractual right of refund. If a product is rejected, the Company's sole contractual obligation is to repair or replace the product. Customer acceptance is a two-step process; conditional acceptance and final acceptance. Contractual payments are due when each of these milestones has been reached. Although the Company has never failed to achieve acceptance, such a failure would not entitle the customer to a refund but rather the Company, in such an event, would be obliged to diligently resolve the conditions preventing acceptance.

Revenue is recognized for Original Equipment Manufacturer (OEM) product sales when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

4) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have decreased from $7.8 million (net of allowance for doubtful accounts and notes receivable of $4.8 million) at December 31, 2001 to $5.3 million (net of allowance for doubtful accounts and notes receivable of $4.4 million) at June 30, 2002. At June 30, 2002, $1.7 million of the amount due is subject to collateralized note arrangements. All notes issued through June 2002 bear market rates of interest.

At June 30, 2002, one customer with open accounts receivable represents 45% of the net carrying amount of accounts receivable, and a second customer represents 22%, a significant concentration of credit risk. This second customer, whose net balance of $0.9 million is in past due status, presents a credit risk although it is currently making periodic payments to be applied to the open receivable. The customer's ability to pay its balance in full is uncertain. The Company considered the status of these accounts in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of June 30, 2002 discussed in the following paragraph.

The allowance for doubtful accounts receivable of $4.1 million at June 30, 2002 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio. The allowance for notes receivable of $0.3 million at June 30, 2002 is considered adequate by management, based on current knowledge of customer status and payment history, to absorb estimated losses in the notes receivable portfolio.

One customer made a good faith payment of $0.4 million pending final acceptance of a network element by December 31, 2002. If final acceptance of that network element is not received by that date, the Company has agreed to return the payment and reinvoice the customer once final acceptance is achieved.

                                                                         8 of 21


The chart below (in $ millions) details the change in the Allowance for Doubtful Accounts from December 31, 2001 to June 30, 2002:

                           Accounts     Notes
                          Receivable  Receivable
                          ----------  ----------

Beginning Balance            $3.4       $1.4
Increase to allowance         0.9
Recoveries                              (0.9)
Chargeoffs                   (0.2)      (0.2)
                             ----       ----
Ending Balance               $4.1       $0.3
                             ====       ====

     The allowances are reduced when a customer, which was previously deemed a collection risk makes payments to the Company eliminating the need for the allowance. If the financial condition of a customer deteriorated during the quarter resulting in an impairment of their ability to make payments, additional allowances are added.

5) INVENTORIES

Inventories consist of the following (in 000's):

                                       Jun. 30, 2002    Dec. 31, 2001
                                       -------------    -------------
Raw Materials                                $12,777          $15,248
Work in Process                                1,430            1,258
Finished Goods                                   715            2,029
Finished Goods Delivered to Customers          1,616            3,336
                                             -------          -------
                                             $16,538          $21,871
                                             =======          =======

The amount above represents inventories net of a chargeoff of obsolete and excess inventory of $10.3 million as of June 30, 2002, which is unchanged from December 31, 2001. The chargeoff includes an amount for raw materials inventory that has not moved within the past six months. The Company's practice is to write down its inventory, which has not moved during the past six months by 50%. Approximately $1.7 million of excess inventory, which has not moved in the past six months is still carried as inventory. If this inventory remains idle for twelve months, the Company's practice is to write down the remaining 50%.

6) OTHER LONG-TERM ASSETS

Other long-term assets include $2.0 million at June 30, 2002 and December 31, 2001, respectively for licensing and software development costs. These costs are for externally developed software which is accounted for under Statement of Financial Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Currently the Company capitalizes the costs associated with externally developed software products. Initial costs are charged to operations as research prior to a detailed program design or a working model. The costs incurred subsequent to the product's release are charged to operations. Once the product is marketed, or released for sale to customers the costs of this capitalized software development are amortized over the life of the product. This amortization is charged to operations. Should the product be abandoned, the remaining balance will be written off at that time.

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

                                                                         9 of 21

The computation of loss per share is as follows (in 000's except share and per share data):

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUN. 30, 2002    JUN. 30, 2001    JUN. 30, 2002    JUN. 30, 2001
                                                            -------------    -------------    -------------    -------------
Net loss attributable to common stockholders                 $     (5,164)    $    (28,072)    $    (10,370)    $    (42,407)
Weighted average common shares outstanding                     23,810,068       23,786,968       23,800,014       23,779,794
Net loss per share attributable to common
 stockholders, basic and diluted                             $      (0.22)    $      (1.18)    $      (0.44)    $      (1.78)

Potentially dilutive securities consist of the following:
  Options to purchase common stock                                828,585          117,998          686,719          410,860
  Convertible preferred stock                                   9,554,140        4,777,070        9,554,140        2,388,535
  Warrants to purchase common stock                                    --            8,832               --          499,523
                                                             ------------     ------------     ------------     ------------
  Total                                                        10,382,725        4,903,900       10,240,859        3,298,918
                                                             ============     ============     ============     ============

8) NOTES RECEIVABLE DUE FROM FORMER OFFICER

On November 9, 2000, the Company loaned a former officer of the Company $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 113,274 shares of the Company's common stock in February 2000 and is accordingly classified in stockholders' equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against the officer in the event of a default. The unpaid principal amount of the note, which is classified as a deduction from stockholders' equity together with all accrued and unpaid interest and any other sums owing under the note, are payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. As of December 31, 2001 this note was in default and therefore the payment of principal and interest is currently due in full. A portion of the collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503, including interest income of $6,534, were transmitted to the Company on April 15, 2002. The Company intends to vigorously pursue collection of the remaining balance due on the note.

9) CONTINGENCIES

On October 23, 2000, the Company filed a complaint against Lucent Technologies, Inc. et al. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging, among other claims, tortious interference with a business relationship and misappropriation of trade secrets in connection with the purported cancellation of certain phase II purchase orders by Carolina PCS. In May 2002, the court dismissed this action without prejudice.

On August 14, 2001, the Company's vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against the Company in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. The Company filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. The Company believes MC Assembly and Test shipped defective products, which caused damage from settlement of its accounts receivable and resulted in lost business opportunities. In June 2002, the Company and MC Assembly and Test entered into a settlement agreement. The terms of the settlement agreement call for performance by both parties, including the purchase of products and the satisfaction of accounts payable during the third quarter of 2002. The settlement agreement is not expected to have a material or adverse impact on operations or results from operations.

The Company, the members of the underwriting syndicate involved in the Company's initial public offering and two of its former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company's common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company's initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time it believes the claims against the Company are without merit and intends to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously. On July 15, 2002 the Issuers' Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants.

In addition to the items listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, it is believed that the Company has adequate legal defenses such that the ultimate outcome will not have a material adverse effect on the Company's future financial position or results of operations.

10) VENDOR SETTLEMENT PROGRAM

                                                                        10 of 21

During the quarter ended June 30, 2002, the Company entered into an agreement with a vendor to settle outstanding accounts payable totaling approximately $230,900 at a discount from the recorded liability. The vendor agreed, in exchange for the settlement, to release the Company from future liability related to the settled balance.

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

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. As a result, we did not generate significant revenues until 1998 and have generated net revenues of $88.9 million from inception through the first six months of 2002. We have incurred substantial losses since commencing operations, and as of June 30, 2002 had an accumulated deficit of $216.9 million. We have not yet achieved profitability on a quarterly or annual basis. Because we will need to continue to focus heavily on developing and deploying our technology and products and organizing our sales and distribution systems to support our anticipated growth in the future, we expect to continue to incur net losses at least through the remainder of 2002. We will need to generate significantly higher revenues than were achieved in 2001 in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

Our revenues are derived from sales of a single product line based on the GSM Protocol. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 87% of net revenues during the six months ended June 30, 2002 and one of these customers accounting for 65% of net revenues during the six months ended June 30, 2002.

Due to our limited operating history and the unpredictability of our industry, we may not be able to accurately forecast our net sales or rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly if our sales fall short of our expectations.

In addition, our current operating plan assumes that revenues will increase over time. Any further softening of demand may result in decreases in revenue growth or, potentially, an actual decrease in revenues.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

                                                                            UNAUDITED
                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUN. 30, 2002  JUN. 30, 2001    JUN. 30, 2002  JUN. 30, 2001

  Net revenues ........................                 100.0%        100.0%            100.0%         100.0%
  Cost of revenues ....................                  75.2         223.3              72.8          126.5
  Write-down of Excess and Obsolete
    Inventory..........................                   0.0         371.8               0.0           82.6
                                                        -----      --------             -----         ------
  Gross Profit ........................                  24.8        (495.1)             27.2         (109.1)
                                                        -----      --------             -----         ------
  Operating expenses:
  Research and development ............                  44.5         512.3              48.4          221.2
  Sales and marketing .................                  20.1         246.7              21.6          106.6
  General and administrative ..........                  18.1         220.1              18.9           76.4
                                                        -----      --------             -----         ------
  Total operating expenses ............                  82.7         979.1              88.9          404.2
                                                        -----      --------             -----         ------
  Loss from operations ................                 (57.9)     (1,474.2)            (61.7)        (513.3)
  Other income (expense), net .........                   0.9          12.2               1.4            7.1
                                                        -----      --------             -----         ------
  Net loss before extraordinary gain...                 (57.0)     (1,462.0)            (60.3)        (506.2)

  Extraordinary gain on vendor
    settlements........................                   0.4           0.0               0.2            0.0
                                                        -----      --------             -----         ------
  Net loss ............................                 (56.6)     (1,462.0)            (60.1)        (506.2)

  Accretion of discount -- redeemable
    preferred stock....................                  (6.7)        (10.6)             (6.8)          (2.4)
  Preferred dividends .................                  (8.3)        (15.9)             (8.7)          (3.6)
                                                        -----      --------             -----         ------

  Net loss attributable to common stock..               (71.6)     (1,488.5)            (75.6)        (512.2)
                                                        ======     ========             =====         ======

                                                                        11 of 21

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net revenue: Net revenues for the six months ended June 30, 2002 increased $5.4 million or 65% to $13.7 million as compared to $8.3 million for the six months ended June 30, 2001. The revenue in the first six months of 2002 was generated from domestic customers, an African customer and TECORE Wireless Systems. Approximately $1.5 million of the revenue in the first six months of 2002 is associated with an accelerated payment on a customer note receivable for an African GSM Network, while $8.9 million (65%) was generated by a single customer.

Gross profit: Gross profits for the six months ended June 30, 2002 increased $12.7 million to $3.7 million as compared to a loss of $9.0 million for the six-month period ended June 30, 2001. The gross profit margins were 27.2% and a loss of 109.1% for the six months ended June 30, 2002 and 2001, respectively. The change in gross profit margin over the prior year is attributable to reduced manufacturing labor and support costs and a $2.0 million reduction in warranty expense. In addition, there was no write down of inventory during the first six months of 2002, as all inventory requiring write downs has previously been made, while the six-month period ended June 30, 2001 included a write down of $6.8 million.

Research and development: Research and development expenses for the six months ended June 30, 2002 decreased $11.7 million or 64% to $6.6 million compared to $18.3 million for the six-month period ended June 30, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses which included actions to focus development in the areas with the greatest near-term potential. The $11.7 million dollar decrease included a $5.1 million reduction in labor and benefit costs, a $3.9 million reduction in consulting and subcontractor expenses, a $1.1 million reduction in expensed R&D equipment, and a $0.7 million reduction in travel and recruiting expenses.

Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2002 decreased $5.8 million or 66% to $3.0 million as compared to $8.8 million for the six months ended June 30, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses. The $5.8 million reduction included a $1.7 million reduction in labor and benefit costs, a $1.5 million reduction in consulting and subcontractor expenses, a $1.2 million reduction in travel expenses and $0.5 million reduction in trade show expenses.

General and administrative: General and administrative expenses for the six months ended June 30, 2002 decreased $3.7 million or 59% to $2.6 million as compared to $6.3 million for the six months ended June 30, 2001. The $3.7 million reduction in expenses was primarily attributable to a $2.3 million reduction in the provision for doubtful accounts and a $1.1 million reduction in outside legal services.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net revenue: Net revenues for the three months ended June 30, 2002 increased $5.3 million or 279% to $7.2 million as compared to $1.9 million for the three months ended June 30, 2001. The revenue in the second quarter of 2002 was generated from domestic customers and TECORE Wireless Systems. Approximately $5.2 million or 72% was generated by a single customer.

Gross profit: Gross profits for the three months ended June 30, 2002 increased $11.1 million to $1.8 million as compared to a loss of $9.3

                                                                        12 of 21


million for the three-month period ended June 30, 2001. The gross profit margins were 24.8% and a loss of 495.1% for the three months ended June 30, 2002 and 2001, respectively. The increase in gross profit of $11.1 million was due to a decrease in standard variance costs of $1.1 million, and a decrease in warranty expense of $1.1 million offset by an increase in material costs of $4.0 million due to the 279% increase in revenue. In addition, there was no write down of inventory during the three months ended June 30, 2002, as all required write downs have been taken previously, while the three-month period ended June 30, 2001 included a write down of $7.0 million.

Research and development: Research and development expenses for the three months ended June 30, 2002 decreased $6.5 million or 67% to $3.2 million as compared to $9.7 million for the three months ended June 30, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses and to limit discretionary spending, which included actions to focus development in the areas with the greatest near-term potential. The $6.5 million decrease included a reduction in labor and benefit costs of $2.8 million, a reduction in travel and recruiting costs of $0.4 million, a reduction in consulting and subcontractor expenses of $2.1 million, and a reduction in expensed R&D equipment of $0.6 million.

Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2002 decreased $3.2 million or 68% to $1.5 million as compared to $4.7 million for the three months ended June 30, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses. The decrease in sales and marketing expenses of $3.2 million included a reduction in labor and the related benefit expenses of $1.0 million, a reduction in travel expenses of $0.9 million, and a reduction in consulting and subcontractor expenses of $0.8 million.

General and administrative: General and administrative expenses for the three months ended June 30, 2002 decreased $2.9 million or 69% to $1.3 million as compared to $4.2 million for the three months ended June 30, 2001. The $2.9 million decrease was primarily a result of a $2.0 million reduction in the provision for doubtful accounts and a reduction in outside services of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses since inception and as of June 30, 2002 had an accumulated deficit of $216.9 million. It is probable that cash flow from operations will be negative for the remainder of 2002 as we continue to experience net losses from operations. At June 30, 2002, our principal source of liquidity was $8.4 million of cash and cash equivalents. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time without receiving additional funding. As of July 25, 2002 our cash balance was $5.7 million and we had a revenue backlog of $5.2 million at that date. Our current 2002 operating plan projects that cash available from planned revenue combined with the $8.4 million on hand at June 30, 2002 will be adequate to defer the requirement for additional funding until the first half of 2003. However, there is doubt regarding the our ability to execute this operating plan because the current backlog, without new orders, is not adequate to defer the requirement for additional funding through 2002. In addition, the collection of outstanding receivables is critical to this deferral of the requirement for additional funds. Management's plans require that new orders from existing and new customers be secured for delivery in the third and fourth quarters of 2002 and that outstanding receivables are collected. Our ability to generate revenue from existing backlog and new orders could be impacted by vendor lead times for critical components. The plan is also dependent upon the collection of revenues from one existing customer who accounts for approximately 50% of the 2002 projected revenue. As of June 30, 2002 this customer has released and provided deposits and payments to us of $8.7 million for $10.5 million of purchase orders for delivery during 2002. There can be no assurance that we will be successful in accomplishing our operating plan as projected.

Our future results of operations involve a number of risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by such global demand reductions. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with one customer accounting for 65% of the revenue for the first half of the 2002), ability to design new products, our ability to overcome deployment and installation challenges in Afghanistan, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on our increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. We believe additional funding will be required prior to reaching profitability and several alternatives are possible, including private placement financing. We currently are seeking a new financial advisor; however no assurances can be made that either a transaction or additional equity or debt financing will be arranged on terms acceptable to us, if at all.

If near term sales objectives are not met, we may have to further reduce our expenses and secure additional funding to maintain cash levels necessary to sustain our operations through 2002. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely that our operations will consume cash in the foreseeable future. We have limited cash resources and therefore we must maintain neutral

                                                                        13 of 21


or minimally negative cash flows in the near term to continue operating or we must secure additional funding. There can be no assurances that we will succeed in achieving our goals, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully our debts or the liquidation preference obligations to our preferred stockholders. Accordingly, should we file for bankruptcy, there is no assurance that any value would be received by our stockholders.


Net cash provided by operating activities for the six months ended June 30, 2002 was $3.9 million compared to net cash used in operating activities of $32.9 million for the six months ended June 30, 2001. The cash provided through customer deposits and a reduction in both inventory and receivables was partially offset by the net losses incurred during the reported period. We were able to reduce our inventory balance through fulfillment of customer orders with existing inventory. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging from 10 - 50 % of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires investments in working capital as our revenues increase. As of June 30, 2002, our net accounts receivable balance was $3.9 million. Of this balance 67% is attributable to two customers, and receivables from one of these customers accounted for approximately 45% of the total amount outstanding; however this account is current. While a customer has the right to reject and return a product, none of our contracts contain a contractual right of refund. If a product is rejected our sole contractual obligation is to repair or replace the product. Customer acceptance is a two-step process; conditional acceptance and final acceptance. Contractual payments are due when each of these milestones has been reached. Although we have never failed to achieve acceptance, such a failure would not entitle the customer to a refund but rather we, in such an event, would be obliged to diligently resolve the conditions preventing acceptance.

Our positive cash flow for the first six months of 2002 was the result of several factors. These included a reduction in expenses, the collection of outstanding receivables, an increase in customer deposits, and our ability to leverage existing inventory into customer order fulfillment and revenue. As we enter the next six months we must purchase new inventory and our ability to fulfill customer orders with existing inventory has diminished. In addition, we expect the level of customer deposits to decrease. We expect these factors to reduce the amount of cash available to fund our operations in the third and fourth quarters of 2002, adversely affecting our cash position.

Net cash used by investing activities (capital expenditures) for the six months ended June 30, 2002 was $27,000 compared to net cash used for capital expenditures for the six months ended June 30, 2001 of $4.0 million. The level of capital expenditures has been greatly reduced, as the physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2002 compared to net cash provided in financing activities of $27.6 million for the six months ended June 30, 2001. The difference was primarily due to the issuance 9,554,140 shares of Convertible Series B Preferred stock for an aggregate purchase price of $30 million completed in May 2001.

On May 31, 2002 we were notified by the SEC that it had performed what we believe was a routine review of our Annual Report on Form 10-K for the year ended December 31, 2001 and requested clarification or explanation on some items. On June 28, 2002, we provided the requested clarification and explanation without amending or restating our previous filings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We continually evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Revenue Recognition -- Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibilty is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to OEM's is recognized when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

Allowance for Doubtful Accounts -- We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance is reduced when a customer which previously was deemed a collection risk makes payments to the Company eliminating the need for the allowance.

                                                                        14 of 21

Accounting for Inventory and Reserves Required - We write down or reserve for our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required beyond the reserve that was previously taken.


RISK FACTORS

All companies listed on the Nasdaq national market are required to have net tangible assets of $4 million and a minimum bid price of at least $1 (or a price of $5 with no net tangible asset requirement). If a stock fails to trade at that level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company has ninety days to cure the deficiency and get its stock back in compliance for at least ten days (but possibly longer at the discretion of the Nasdaq). During the month of July, our stock has periodically traded below the minimum $1 price requirement. As of the release date of this report, we are in full compliance with the Nasdaq's listing requirement for the minimum bid price as it has not traded below a $1 bid price for thirty consecutive days but there is no assurance that the stock price will continue to meet this requirement.

In light of the current market conditions for wireless communications, we believe that an investment in our stock is highly speculative and volatile, and subject to numerous risks which have been previously described in our filings with the SEC. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On October 23, 2000, we filed a complaint against Lucent Technologies, Inc. et al. in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida, alleging, among other claims, tortious interference with a business relationship and misappropriation of trade secrets in connection with the purported cancellation of certain phase II purchase orders by Carolina PCS. In May 2002, the court dismissed this action without prejudice.

On August 14, 2001, our vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against us in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. We filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. We believe MC Assembly and Test shipped defective products, which caused damage from settlement of its accounts receivable and resulted in lost business opportunities. In June 2002, the Company and MC Assembly and Test entered into a settlement agreement. The terms of the settlement agreement call for performance by both parties, including the purchase of products and the satisfaction of accounts payable during the third quarter of 2002. The settlement agreement is not expected to have a material or adverse impact on operations or results from operations.

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and intend to defend this matter when appropriate. Under the terms of our Underwriting Agreement, we have claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously. On July 15, 2002 the Issuers' Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants.

In addition to the items listed above we are also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The 2002 Annual Meeting of our stockholders (the "Meeting") was held on June 7, 2002. Of the 23,809,197 shares of common stock outstanding on the record date of April 24, 2002, a total of 16,346,875 shares were represented in person or by proxy.

                                                                        15 of 21


(b) The following directors were elected effective June 7, 2002:



                                               Votes Cast
                                For             Withheld
                                ---             --------
James W. Brown               16,164,328          182,547
George M. Calhoun            16,170,765          176,110



The terms of office of Messrs. Glenn A. Ehley and Darrell Lance Maynard and Ms. Susannah Tam, who were serving as directors of the Company prior to the Meeting, continued after the Meeting.

(c) The vote to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for 2002 was 16,201,989 for, 134,117 against, and 10,769 abstaining.

ITEM 5. OTHER INFORMATION

COMPENSATION OF DIRECTORS. We have changed our policy relating to the grant of nonqualified stock options to non-employee directors. Because the options may be granted after commencement of new terms, these director options may have an exercise price equal to the fair market value of our Common Stock as of the commencement of the director's three-year term, with vesting in 36 equal monthly installments beginning as of the commencement of the director's three-year term.

AUDIT COMMITTEE. On May 17, 2002 the Board of Directors designated Susannah Tam to replace James W. Brown to serve along with Darrell Lance Maynard and George
M. Calhoun as members of the Audit Committee.



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

                                                                        16 of 21


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

    10.2 (1) OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

    10.3 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

    10.4 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

    10.5 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

    10.6 (3) Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley.

    10.7 (5) First Amendment To 1999 Equity Incentive Plan of AirNet Communications Corporation.

    10.8 (7) Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

    10.9 (7) Promissory Note dated November 9, 2000 in the amount of $112,600 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

    10.10 (7)  Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton,
               Jr.

    10.11 (7)  Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

    10.12 (7)  Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

    10.13 (7)  Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997 made by Glenn Ehley in favor of AirNet Communications Corporation.

    10.14 (7)  Account Control Agreement among Glenn Ehley, Salomon Smith Barney
               Inc. and AirNet Communications Corporation.

    10.15 (8)  Security Agreement dated as of November 15, 2001 between AirNet

                                                                        17 of 21


               Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

  10.16 Form of Indemnity Agreement between AirNEt Communications Corporation and each of its directors and officers.

  10.17 Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

  10.18 Amended and Restated Management and Employee Acquisition Bonus Program effective August 12, 2002.

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

(7) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

(8) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 25, 2002 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002





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

                                                                        18 of 21


AIRNET COMMUNICATIONS CORPORATION
INDEX TO EXHIBITS

EXHIBIT NO.



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

10.2 (1) OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

10.4 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5 (3) Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6 (3) Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley.

10.7 (5)  First Amendment To 1999 Equity Incentive Plan of AirNet Communications

                                                                        19 of 21


          Corporation.

10.8 (7) Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.9 (7) Promissory Note dated November 9, 2000 in the amount of $112,600 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.



10.10 (7) Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.11 (7) Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

10.12 (7) Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.13 (7) Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997 made by Glenn Ehley in favor of AirNet Communications Corporation.

10.14 (7) Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation.

10.15 (8) Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.16 Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.17 Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.


10.18 Amended and Restated Management and Employee Acquisition Bonus Program effective August 12, 2002.



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