Form 10-Q
period 2002-09-30
AIRNET COMMUNICATIONS CORP
filed 2002-11-14
CIK 944163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number: 000-28217

AIRNET COMMUNICATIONS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3218138
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3950 Dow Road, Melbourne, Florida 32934
(Address of Principal Executive Offices) (Zip Code)

(321) 984-1990
(Registrant’s Telephone Number, Including Area Code)

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OUTSTANDING AT SEPTEMBER 30, 2002

Common stock, par value $.001: 23,846,445 shares

AIRNET COMMUNICATIONS CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION
CONDENSED BALANCE SHEETS
(In Thousands)

	Unaudited
	Sept. 30, 2002	Dec. 31, 2001
ASSETS
Cash and cash equivalents	$4,343	$4,702
Accounts receivable—net of allowance for doubtful accounts of $4.0 million and $3.4 million at Sept. 30, 2002 and Dec. 31, 2001, respectively	3,079	5,796
Inventories	14,997	21,871
Notes receivable	991	775
Other	1,055	1,880

TOTAL CURRENT ASSETS	24,465	35,024
Property and equipment, net	8,440	11,498
Long-term notes receivable, less current portion (net of allowance for doubtful accounts of $0.1 million and $1.4 million at Sept. 30, 2002 and Dec. 31, 2001, respectively)	328	1,216
Other long-term assets	2,184	2,137

TOTAL ASSETS	$35,417	$49,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,083	$5,224
Accrued payroll and other expenses	3,400	2,817
Current portion of capital lease obligations	93	367
Customer deposits	472	548
Deferred revenues	1,562	2,637

TOTAL CURRENT LIABILITIES	8,610	11,593

LONG-TERM LIABILITIES
Long-term accounts payable	1,216	2,022
Dividends payable—series B redeemable convertible preferred stock	3,300	1,500
Capital lease obligations less current portion	24	48

TOTAL LONG-TERM LIABILITIES	4,540	3,570

TOTAL LIABILITIES	13,150	15,163
Redeemable convertible preferred stock (liquidation value of $60,000,000 plus accrued dividends)	17,794	16,344
TOTAL STOCKHOLDERS’ EQUITY	4,473	18,368

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$35,417	$49,875

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Unaudited
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001
NET REVENUES	$7,305	$2,127	$21,026	$10,407
COST OF REVENUES	5,457	3,246	15,441	13,722
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	—	417	—	7,253

Gross profit (loss)	1,848	(1,536)	5,585	(10,568)

OPERATING EXPENSES:
Research and development	3,046	4,440	9,688	22,760
Sales and marketing	1,391	1,716	4,353	10,541
General and administrative	912	2,516	3,500	8,838

Total costs and expenses	5,349	8,672	17,541	42,139

LOSS FROM OPERATIONS	(3,501)	(10,208)	(11,956)	(52,707)
TOTAL OTHER INCOME (EXPENSE) NET	159	206	352	797

LOSS BEFORE EXTRAORDINARY GAIN	(3,342)	(10,002)	(11,604)	(51,910)
EXTRAORDINARY GAIN ON VENDOR SETTLEMENTS	673	461	704	461

NET LOSS	(2,669)	(9,541)	(10,900)	(51,449)
ACCRETION OF DISCOUNT—REDEEMABLE PREFERRED STOCK	(511)	(407)	(1,450)	(606)
PREFERRED DIVIDENDS	(600)	(600)	(1,800)	(900)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(3,780)	$(10,548)	$(14,150)	$(52,955)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS—Basic and diluted	$(0.16)	$(0.44)	$(0.59)	$(2.23)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	23,833,296	23,791,179	23,815,218	23,783,648

LOSS PER SHARE—BASIC AND DILUTED
Loss before extraordinary gain	$(0.14)	$(0.42)	$(0.49)	$(2.18)
Extraordinary gain on vendor settlements	0.03	0.02	0.03	0.02

Net loss	$(0.11)	$(0.40)	$(0.46)	$(2.16)

Loss attributable to common stock	$(0.16)	$(0.44)	$(0.59)	$(2.23)

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	UNAUDITED
	Nine months ended Sept. 30,
	2002	2001
OPERATING ACTIVITIES:
NET CASH USED IN OPERATING ACTIVITIES	$(185)	$(40,405)

INVESTING ACTIVITIES:
Cash paid for acquisition of capital assets	(89)	(3,977)
Proceeds from the disposal of fixed assets	132	51

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	43	(3,926)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred and common stocks	46	29,603
Repayments (issuance) of notes receivable to officers	35	(1,217)
Principal payments on capital lease obligations	(298)	(1,086)

Dividends payable—Series B	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(217)	27,300

NET DECREASE IN CASH AND CASH EQUIVALENTS	(359)	(17,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,702	28,867

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,343	$11,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$8	$52

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations	$—	$759

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002)
(Unaudited)

1) BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENT

The accompanying condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

Reclassifications—Certain amounts in the 2001 (quarterly) financial statements have been reclassified to conform to the 2002 classifications.

These unaudited, condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Form 10-K filed for the year ended December 31, 2001. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002 or for any future period.

NEW ACCOUNTING PRONOUNCEMENTS—In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards Statement No. 141, Business Combinations (Statement 141) and Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of Statements 141 and 142 did not have any impact on the Company.

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

In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The effect of this statement is not expected to have a significant impact on the Company.

2) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses since inception and as of September 30, 2002 had an accumulated deficit of $220.8 million. It is probable that cash flow from operations will be negative for the near term as the Company continues to experience net losses from operations. At September 30, 2002, the Company’s principal source of liquidity was $4.3 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern without receiving additional funding in the fourth quarter of 2002. As of November 11, 2002 the Company’s cash balance was $5.2 million and the Company had a revenue backlog of $4.5 million at that date. There is doubt regarding the Company’s ability to continue operating without additional funding in the fourth quarter of 2002 because the current backlog, without new orders, is not adequate to defer the requirement for additional funding through 2002. The Company continues to seek both additional customer orders and additional funding to sustain existing operations and avoid a significant reduction in size and/or bankruptcy.

The Company’s future results of operations involve a number of risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with one customer accounting for 52% of the revenue for the first nine months of 2002), ability to design new products, the erosion of product prices, the ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors, and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on its increasing its revenues and/or reducing its expenses and securing enough additional funding to enable it to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all. The Company believes additional funding will be required prior to reaching profitability and several alternatives are possible, including private placement financing. The Company continues to seek a new financial advisor; however no assurances can be made that either a transaction or additional equity or debt financing will be arranged on terms acceptable to the Company, if at all.

The Company will have to secure additional funding to maintain cash levels necessary to sustain its operations through 2002 unless significant new customer orders with sufficient down payments are secured. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely that the Company’s operations will consume cash in the foreseeable future. The Company has limited cash resources and therefore the Company must maintain neutral or minimally negative cash flows in the near term to continue operating or it must secure additional funding. There can be no assurances that the Company will succeed in achieving its goals of securing additional funding or adequate new orders to sustain the operations into 2003. Its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company’s ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts or its liquidation preference obligations to its preferred stockholders. Accordingly, should the Company file for bankruptcy, there is no assurance that there would be any value received by the Company’s common stockholders.

3) REVENUE RECOGNITION

Revenue from product sales is recognized after delivery, after determination that the fee is fixed and determinable and collectability is probable, and after resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. While a customer has the right to reject and return a product, none of the Company’s contracts contain a contractual right of refund. If a product is rejected, the Company’s sole contractual obligation is to repair or replace the product. Customer acceptance is a two-step process: conditional acceptance and final acceptance. Contractual payments are due when each of these milestones has been reached. Although the Company has never failed to achieve acceptance, such a failure would not entitle the customer to a refund but rather the Company, in such an event, would be obliged to diligently resolve the conditions preventing acceptance.

Revenue is recognized for Original Equipment Manufacturer (OEM) product sales when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

4) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have decreased from $7.8 million (net of allowance for doubtful accounts and notes receivable of $4.8 million) at December 31, 2001 to $4.4 million (net of allowance for doubtful accounts and notes receivable of $4.1 million) at September 30, 2002. At September 30, 2002, $1.3 million of the amount due is subject to collateralized note arrangements. All notes issued through June 2002 bear market rates of interest.

At September 30, 2002, one customer with open accounts receivable represented 23% of the net carrying amount of accounts receivable, and a second customer represents 19%, both of which represent significant concentrations of credit risk. The first customer whose accounts receivable balance of $3.5 million, exclusive of interest, was in past due status paid an agreed to amount of $2.4 million on November 8, 2002 and settled the account in full. The net balance (net of allowance for doubtful accounts) for this customer as of September 30, 2002 was $0.7 million. The second customer presents only normal business risks as the receivables are current. The Company considered the status of these accounts in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of September 30, 2002 discussed in the following paragraph.

The allowance for doubtful accounts receivable of $4.0 million at September 30, 2002 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio. The allowance for notes receivable of $0.1 million at September 30, 2002 is considered adequate by management, based on current knowledge of customer status and payment history, to absorb estimated losses in the notes receivable portfolio.

One customer made a good faith payment of $0.4 million pending final acceptance of a network element by December 31, 2002. If the Company does not receive final acceptance of that network element by that date, the Company has agreed to return the payment and reinvoice the customer once final acceptance is achieved.

The chart below (in $ millions) details the change in the Allowance for Doubtful Accounts from December 31, 2001 to September 30, 2002:

	Accounts Receivable	Notes Receivable
December 31, 2001 Balance	$3.4	$1.4
Increase to allowance	1.0
Payments received	(0.4)	(1.3)

September 30, 2002 Balance	$4.0	$0.1

The allowances are reduced when a customer that was previously deemed a collection risk makes payments to the Company eliminating the need for the allowance. If the financial condition of a customer deteriorated during the quarter resulting in an impairment of their ability to make payments, additional allowances are added.

5) INVENTORIES

Inventories consist of the following (in 000’s):

	Sept. 30, 2002	Dec. 31, 2001
Raw Materials	$11,841	$15,248
Work in Process	1,318	1,258
Finished Goods	247	2,029
Finished Goods Delivered to Customers	1,591	3,336

	$14,997	$21,871

The amount above represents inventories net of an allowance for obsolete and excess inventory of $10.3 million as of September 30, 2002, which is unchanged from December 31, 2001. The allowance has been reviewed and is considered adequate by management to cover current risks. The unreserved portion of excess inventory as of September 30, 2002 was $2.2 million, which may be written down in the future if useage remains low.

6) OTHER LONG-TERM ASSETS

Other long-term assets include $2.0 million at September 30, 2002 and December 31, 2001, respectively, for licensing and software development costs. These costs are for externally developed software, which is accounted for under Statement of Financial Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Currently the Company capitalizes the costs associated with externally developed software products. Initial costs are charged to operations as research prior to a detailed program design or a working model. The costs incurred subsequent to the product’s release are charged to operations. Once the product is marketed or released for sale to customers, the costs of this capitalized software development are amortized over the life of the product. This amortization is charged to operations. Should the product be abandoned, the remaining balance will be written off at that time.

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

The computation of loss per share is as follows (in 000’s except share and per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEP. 30, 2002	SEP. 30, 2001	SEP. 30, 2002	SEP. 30, 2001
Loss before extraordinary gain on vendor settlement	$(3,342)	$(10,002)	$(11,604)	$(51,910)
Extraordinary gain on vendor settlement	673	461	704	461

Net loss	$(2,669)	$(9,541)	$(10,900)	$(51,449)

Net loss attributed to common stockholders	$(3,780)	$(10,548)	$(14,150)	$(52,955)

Weighted average common shares outstanding	23,833,296	23,791,179	23,815,218	23,783,648

Net loss per share before extraordinary gain on vendor settlement, basic and diluted	$(0.14)	$(0.42)	$(0.49)	$(2.18)
Extraordinary gain per share on vendor settlement	$0.03	$0.02	$0.03	$0.02

Net loss per share, basic and diluted	$(0.11)	$(0.40)	$(0.46)	$(2.16)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.44)	$(0.59)	$(2.23)

Potentially dilutive securities consist of the following:
Options to purchase common stock	404,340	39,275	623,068	173,676
Convertible preferred stock	9,554,140	9,554,140	9,554,140	4,794,568
Warrants to purchase common stock	—	—	—	19,080

Total	9,958,480	9,593,415	10,177,208	4,987,324

8) STOCK-BASED COMPENSATION PLANS

Officers and employees of the Company are awarded options periodically for the purchase of common stock of the Company under the Company’s 1994 Stock Option Plan, as amended. The options, which expire five to ten years from the date of grant, are exercisable equally over a vesting period up to four years.

Effective April 1998, under the Company’s 1996 Independent Director Stock Option Plan, as amended, each independent director of the Company was eligible to receive a grant of options.

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

The following table summarizes option activity for the nine months ended September 30, 2002:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2001	2,467,201	$0.066	$57.875	$4.970
Granted	109,660	0.500	4.00	1.605
Terminated	(128,714)	0.450	11.250	5.015
Exercised	(56,580)	0.066	3.319	0.268

Outstanding at September 30, 2002	2,391,567	$0.450	$56.500	$4.878

For options outstanding and exercisable at September 30, 2002, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
PRICE RANGE	NUMBER	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
$0.45—$0.45	1,072,148	9.1 years	$0.45	524,392	$0.45
0.46—2.50	382,463	5.9 years	1.86	268,924	1.97
2.51—5.00	466,252	8.3 years	4.66	110,496	4.69
5.01—10.00	116,469	7.5 years	7.46	63,583	8.09
10.01—20.00	195,104	7.0 years	12.51	93,793	12.38
20.01—56.50	159,131	7.6 years	31.34	77,786	31.57

	2,391,567	8.1 years	$4.88	1,138,974	$4.76

The outstanding options expire at various dates through September 2012. At September 30, 2002, a total of 1,138,974 shares were exercisable, with a weighted average exercise price of $4.76 per share. The weighted average remaining contractual life of options at September 30, 2002 with exercise prices ranging from $0.45 to $56.50 is 8.1 years. The weighted average fair value of the options issued for the nine months ended September 30, 2002 is $0.83.

The weighted average exercise prices and fair values of options whose exercise price equal, or are greater than, the market price on the grant date are as follows for the nine months ended September 30, 2002:

	Exercise Price	Fair Value
OPTIONS ISSUED:
Equal to market price	$0.80	$0.74
Greater than market price	4.00	1.08

At September 30, 2002, a total of 777,349 shares of the Company’s common stock were available for future grants of stock options.

Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the following assumptions:

For the nine months ended September 30, 2002:

Risk-free interest rate	3.61%
Expected life	4 years
Divided yield	0.00%
Volatility	171.00%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Applying Statement 123’s fair value method to the Company’s stock options granted in the nine months ended September 30, 2002 results in the following pro forma amounts:

For the nine months ended September 30, 2002 ($’s in thousands except per share $’s):

	As reported	Proforma
Net loss attributable to common stock	$(14,150)	$(14,177)
Net loss per share attributable to common stock—basic and diluted	$(0.59)	$(0.60)

9) NOTES RECEIVABLE DUE FROM FORMER OFFICER

On November 9, 2000, the Company loaned a former officer of the Company $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 113,274 shares of the Company’s common stock in February 2000 and is accordingly classified in stockholders’ equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against the officer in the event of a default. The unpaid principal amount of the note, which is classified as a deduction from stockholders’ equity together with all accrued and unpaid interest and any other sums owing under the note, are payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. As of December 31, 2001 this note was in default and therefore the payment of principal and interest is currently due in full. A portion of the collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503, including interest income of $6,534, were transmitted to the Company on April 15, 2002. The Company continues to pursue collection of the remaining balance due on the note.

10) CONTINGENCIES

On August 14, 2001, the Company’s vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against the Company in the

Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. The Company filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. The Company believes MC Assembly and Test shipped defective products, which caused damage from settlement of its accounts receivable and resulted in lost business opportunities. In June 2002, the Company and MC Assembly and Test entered into a settlement agreement. The terms of the settlement agreement call for performance by both parties, including the purchase of products and the satisfaction of accounts payable during the third quarter of 2002. The terms of the agreement were met during the third quarter of 2002 and the matter is considered closed by both parties. The effect of the settlement agreement is included in the extraordinary gain reported in the accompanying financial statements for the period ended September 30, 2002.

The Company, the members of the underwriting syndicate involved in the Company’s initial public offering and two of its former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company’s initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time it believes the claims against the Company are without merit and intends to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants. The claims against the two former officers named in the class action lawsuit have been dismissed without prejudice.

In addition to the items listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, it is believed that the Company has adequate legal defenses such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

11) VENDOR SETTLEMENT PROGRAM

During the nine months ended September 30, 2002, the Company entered into agreements with several vendors to settle outstanding accounts payable totaling approximately $1,010,934 at discounts from the recorded liabilities, resulting in a gain, net of expenses, of $703,618. The vendors agreed, in exchange for the settlement, to release the Company from future liabilities related to these settled balances.

12) SUBSEQUENT EVENT

On November 1, 2002, the Nasdaq National Market (“Nasdaq”) added an additional continued listing requirement of a minimum stockholders’ equity of $10 million. As of June 30, 2002 the Company had less than $10 million of stockholders’ equity and Nasdaq sent a notice of this deficiency to the Company. Effective October 31, 2002, the holders of all of the Company’s Series B redeemable convertible preferred stock irrevocably waived in writing certain rights including the right of mandatory redemption. This waiver allows the Company to include the Series B convertible preferred stock in its computation of stockholders’ equity. As a result, as of October 31, 2002 the Company complied with the $10 million minimum stockholders’ equity continued listing requirement. If the preferred stockholders had waived these rights as of September 30, 2002, the pro forma stockholders’ equity would have been $22.3 million at that date.

On November 8, 2002, a customer whose accounts receivable balance of $3.5 million, exclusive of interest, was in past due status paid an agreed to amount of $2.4 million and settled the account in full. The net balance (net of an allowance for doubtful accounts) as of September 30, 2002 was a past due amount of $0.7 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and Note 2, Notes to Condensed Financial Statements, “Liquidity and Going Concern Considerations” in this Form 10-Q.

This discussion should be read in conjunction with the Notes to Condensed Financial Statements contained in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

OVERVIEW

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global Standard for Mobile Communications, system of mobile voice and data transmission. We market our products to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the software defined AdaptaCell® base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite® Backhaul Free™ base station, meaning it carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. As a result, we did not generate significant revenues until 1998 and have generated net revenues of $96.2 million from inception through the first nine months of 2002. We have incurred substantial losses since commencing operations, and as of September 30, 2002 had an accumulated deficit of $220.8 million. We have not yet achieved profitability on a quarterly or annual basis. Because we will need to continue to focus heavily on developing and deploying our technology and products and organizing our sales and distribution systems to support our anticipated growth in the future, we expect to continue to incur net losses at least through the remainder of 2002. We will need to generate significantly higher revenues than were achieved in 2001 in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability.

Our revenues are derived from sales of a single product line based on the GSM Protocol. We generate a substantial portion of our revenues from a limited number of customers, with four customers accounting for 88% of net revenues during the nine months ended September 30, 2002 and one of these customers accounting for 52% of net revenues during the nine months ended September 30, 2002.

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

In addition, our current operating plan assumes that revenues will increase over time following an anticipated decrease revenues in the fourth quarter of 2002 and possibly the first six months of 2003. Any further softening of demand may result in decreases in revenue growth or, potentially, further decreases in revenues.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended Sept. 30,		Year-to-date ended Sept. 30,
	2002	2001	2002	2001
NET REVENUES	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES	74.7%	152.6%	73.4%	131.9%
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	0.0%	19.6%	0.0%	69.7%

Gross profit (loss)	25.3%	(72.2)%	26.6%	(101.6)%
OPERATING EXPENSES:
Research and development	41.7%	208.8%	46.1%	218.7%
Sales and marketing	19.0%	80.7%	20.7%	101.3%
General and administrative	12.5%	118.3%	16.6%	84.9%

TOTAL OPERATING EXPENSES	73.2%	407.8%	83.4%	404.9%

LOSS FROM OPERATIONS	(47.9)%	(480.0)%	(56.8)%	(506.5)%
TOTAL OTHER INCOME	2.2%	9.7%	1.7%	7.7%

NET LOSS BEFORE EXTRAORDINARY GAIN	(45.7)%	(470.3)%	(55.1)%	(498.8)%
EXTRAORDINARY GAIN ON VENDOR SETTLEMENTS	9.2%	21.7%	3.3%	4.4%

NET LOSS	(36.5)%	(448.6)%	(51.8)%	(494.4)%
ACCRETION OF DISCOUNT—REDEEMABLE PREFERRED STOCK	(7.0)%	(19.1)%	(6.9)%	(5.8)%
PREFERRED DIVIDENDS	(8.2)%	(28.2)%	(8.6)%	(8.6)%

NET LOSS ATTRIBUTABLE TO COMMON STOCK	(51.7)%	(495.9)%	(67.3)%	(508.8)%

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net revenue: Net revenues for the nine months ended September 30, 2002 increased $10.6 million or 102% to $21.0 million as compared to $10.4 million for the nine months ended September 30, 2001. The revenue in the first nine months of 2002 was generated from domestic customers, two African customers and TECORE Wireless Systems. Approximately $1.5 million of the revenue in the first nine months of 2002 is associated with an accelerated payment on a previously recorded customer note receivable for an African GSM Network, while $11.0 million (52%) was generated by a single customer.

Gross profit: Gross profits for the nine months ended September 30, 2002 increased $16.2 million to $5.6 million as compared to a loss of $10.6 million for the nine-month period ended September 30, 2001. The gross profit margins were 26.6% and a loss of 101.6% for the nine months ended September 30, 2002 and 2001, respectively. The change in gross profit margin over the prior year is attributable to reduced manufacturing labor and support costs and a $2.2 million reduction in warranty expense. In addition, there were no write downs of inventory during the first nine months of 2002, while the nine-month period ended September 30, 2001 included a write down of $7.3 million.

Research and development: Research and development expenses for the nine months ended September 30, 2002 decreased $13.1 million or 57% to $9.7 million compared to $22.8 million for the nine-month period ended September 30, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses which included actions to focus development in the areas with the greatest near-term potential. The $13.1 million dollar decrease included a $6.2 million reduction in labor and benefit costs, a $3.0 million reduction in consulting and subcontractor expenses, a $1.0 million reduction in expensed R&D equipment, and a $0.6 million reduction in travel and recruiting expenses.

Sales and marketing: Sales and marketing expenses for the nine months ended September 30, 2002 decreased $6.1 million or 58% to $4.4 million as compared to $10.5 million for the nine months ended September 30, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses. The $6.1 million reduction included a $2.3 million reduction in labor and benefit costs, a $1.0 million reduction in consulting and subcontractor expenses, a $1.1 million reduction in travel expenses and $0.4 million reduction in trade show expenses.

General and administrative: General and administrative expenses for the nine months ended September 30, 2002 decreased $5.3 million or 60% to $3.5 million as compared to $8.8 million for the nine months ended September 30, 2001. The $5.3 million reduction in expenses was primarily attributable to a $3.6 million reduction in the provision for doubtful accounts and a $1.0 million reduction in outside legal services.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net revenue: Net revenues for the three months ended September 30, 2002 increased $5.2 million or 248% to $7.3 million as compared to $2.1 million for the three months ended September 30, 2001. The revenue in the second quarter of 2002 was generated from domestic customers, an African customer, and TECORE Wireless Systems. Approximately $4.4 million or 61% was generated by a single customer.

Gross profit: Gross profits for the three months ended September 30, 2002 increased $3.3 million to $1.8 million as compared to a loss of $1.5 million for the three-month period ended September 30, 2001. The gross profit margins were 25.3% and a loss of 72.2% for the three months ended September 30, 2002 and 2001, respectively. The increase in gross profit of $3.3 million was due to an improvement in the margin on material in the three months ended September 30, 2002 versus the three months ended September 30, 2001, and a decrease in warranty expense of $0.2 million. In addition, there was no write down of inventory during the three months ended September 30, 2002, while the three-month period ended September 30, 2001 included a write down of $0.4 million.

Research and development: Research and development expenses for the three months ended September 30, 2002 decreased $1.4 million or 32% to $3.0 million as compared to $4.4 million for the three months ended September 30, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses and to limit discretionary spending, which included actions to focus development in the areas with the greatest near-term potential. The $1.4 million decrease included a reduction in labor and benefit costs of $1.1 million.

Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2002 decreased $0.3 million or 18% to $1.4 million as compared to $1.7 million for the three months ended September 30, 2001. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses. The decrease in sales and marketing expenses of $0.3 million included a reduction in labor and the related benefit expenses of $0.5 million.

General and administrative: General and administrative expenses for the three months ended September 30, 2002 decreased $1.6 million or 64% to $0.9 million as compared to $2.5 million for the three months ended September 30, 2001. The $1.6 million decrease was primarily a result of a $1.3 million reduction in the provision for doubtful accounts.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses since inception and as of September 30, 2002 had an accumulated deficit of $220.8 million. It is probable that cash flow from operations will be negative for the near term as we continue to experience net losses from operations. At September 30, 2002, our principal source of liquidity was $4.3 million of cash and cash equivalents. Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding in the fourth quarter of 2002. As of November 11, 2002 our cash balance was $5.2 million and we had a revenue backlog of $4.5 million at that date. There is doubt regarding our ability to continue operating without additional funding in the fourth quarter of 2002 because the current backlog, without new orders, is not adequate to defer the requirement for additional funding through 2002. We continue to seek both additional customer orders and additional funding to sustain operations and avoid a significant reduction in size and/or bankruptcy.

Our future results of operations involve a number of risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with one customer accounting for 52% of the revenue for the first nine months of 2002), ability to design new products, the erosion of product prices, the ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on our increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all. We believe additional funding will be required prior to reaching profitability and several alternatives are possible, including private placement financing. We continue to seek a new financial advisor; however no assurances can be made that either a transaction or additional equity or debt financing will be arranged on terms acceptable to us, if at all.

We will have to secure additional funding to maintain cash levels necessary to sustain our operations through 2002 unless significant new customer orders with sufficient down payments are secured. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely that our operations will consume cash in the foreseeable future. We have limited cash resources and therefore we must maintain neutral or minimally negative cash flows in the near term to continue operating or we must secure additional funding. There can be no assurances that we will succeed in achieving our goals of securing additional funding or adequate new orders to sustain the operations into 2003. Our failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully our debts or the liquidation preference obligations to our preferred stockholders. Accordingly, should we file for bankruptcy, there is no assurance that there would be any value received by our common stockholders.

Net cash used by operating activities for the nine months ended September 30, 2002 was $0.2 million compared to net cash used in operating activities of $40.4 million for the nine months ended September 30, 2001. The cash provided through customer deposits and a reduction in both inventory and receivables was offset by the net losses incurred during the reported period. We were able to reduce our inventory balance through fulfillment of customer orders. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations. This lag requires investments in working capital as our revenues increase. As of September 30, 2002, our net accounts receivable balance was $3.0 million. Of this balance 57% is attributable to three customers.

The $0.2 million of negative cash flow from operations for the first nine months of 2002 was the result of several factors. These included a reduction in expenses, the collection of customer receivables, and our ability to leverage existing inventory into customer order fulfillment and revenue. As we enter the next three to six months we must purchase new inventory as our ability to fulfill customer orders with existing inventory has diminished. In addition, we expect the level of new customer orders to decrease in the fourth quarter of 2002 and possibly the first quarter of 2003. We expect these factors to reduce the amount of cash available to fund our operations in the fourth quarter of 2002, adversely affecting our cash position.

Net cash provided by investing activities (capital expenditures) for the nine months ended September 30, 2002 was $43,000, reflecting the return of fixed assets to several vendors, compared to net cash used for capital expenditures for the nine months ended September 30, 2001 of $4.0 million. The level of capital expenditures has been dramatically reduced, as the physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2002 compared to net cash provided in financing activities of $27.3 million for the nine months ended September 30, 2001. The difference was primarily due to the issuance in May of 2001 of 9,554,140 shares of Convertible Series B Preferred stock for an aggregate purchase price of $30 million.

On May 31, 2002 we were notified by the SEC that it had performed what we believe was a routine review of our Annual Report on Form 10-K for the year ended December 31, 2001 and requested clarification or explanation on some items. On June 28, 2002, we provided the requested clarification and explanation without amending or restating previous filings. This review remains open.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We continually evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Revenue Recognition – Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibilty is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to OEMs is recognized when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance is reduced when a customer which previously was deemed a collection risk makes payments to the Company eliminating the need for the allowance or when a receivable is written off.

Accounting for Inventory and Reserves Required – We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required beyond the writeoff that was previously taken.

Risk Factors

All companies listed on the Nasdaq national market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1 (or a minimum bid price of at least $5 with no net tangible asset requirement). If a stock fails to trade at that level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock back to compliance for at least ten days (but possibly longer at the discretion of the Nasdaq). During September and October 2002, our stock traded below the minimum $1 price requirement. We are not in full compliance with the Nasdaq’s listing requirement for the minimum bid price and have been notified of this deficiency by the Nasdaq. On November 1, 2002, the Nasdaq National Market (“Nasdaq”) added an additional continued listing requirement of a minimum stockholders’ equity of $10 million. As of June 30, 2002 we had less than $10 million of stockholders’ equity and Nasdaq sent a notice of this deficiency to us. Effective October 31, 2002, the holders of all of our Series B redeemable convertible preferred stock irrevocably waived in writing certain rights including the right of mandatory redemption. This waiver allows us to include the Series B convertible preferred stock in our computation of stockholders’ equity. As a result, as of October 31, 2002 we complied with the $10 million minimum stockholders’ equity continued listing requirement. If the preferred stockholders had waived these rights as of September 30, 2002, the pro forma stockholders’ equity would have been $22.3 million at that date.

In light of the current market conditions for wireless communications, we believe that an investment in our stock is highly speculative and volatile, and subject to numerous risks which have been previously described in our filings with the SEC. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

Our existing Directors’ and Officers’ insurance policy was difficult and expensive to obtain. The current policy will expire on December 6, 2002 and will be difficult and expensive to replace if a replacement policy can be found. Securing an adequate replacement policy will be necessary to retain our existing Officers and Directors.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On August 14, 2001, our vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against us in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. We filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. We believe MC Assembly and Test shipped defective products, which caused damage from settlement of its accounts receivable and resulted in lost business opportunities. In June 2002, the Company and MC Assembly and Test entered into a settlement agreement. The terms of the settlement agreement call for performance by both parties, including the purchase of products and the satisfaction of accounts payable during the third quarter of 2002. The terms of the agreement were met during the third quarter of 2002 and the matter is considered closed by both parties. The effect of the settlement agreement is included in the extraordinary gain reported in the accompanying financial statements for the period ended September 30, 2002.

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and intend to defend this matter when appropriate. Under the terms of our Underwriting Agreement, we have claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants. The claims against our two former officers named in the class action lawsuit have been dismissed without prejudice.

In addition to the items listed above we are also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

ITEM 5.     OTHER INFORMATION

Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer of the Company have provided certain certifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Commission.

We modified our policy on the compensation of directors retroactive to January 1, 2002. We compensate all outside, independent directors (currently Mr. Maynard and Mr. Calhoun) $1,000.00 per meeting attended. This compensation policy applies to all Board meetings and committee meetings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

3.1 (4)	Seventh Amended and Restated Certificate of Incorporation.

3.2 (1)	Second Amended and Restated Bylaws.

3.3 (2)	Amendment to Second Amended and Restated Bylaws.

3.4 (5)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.5 (5)	Certificate of Designation of Series B Convertible Preferred Stock.

3.6	Consent and Waiver of Holders of Series B Preferred Stock dated October 31, 2002.

4.1 (1)	Specimen Certificate evidencing shares of Common Stock.

4.2 (1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3 (1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4 (1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5 (1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6 (6)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.7 (6)	Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation.

10.1 (1)	AirNet Communications Corporation 1999 Equity Incentive Plan.

10.2 (1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3 (3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

10.4 (3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5 (3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6 (3)	Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley.

10.7 (5)	First Amendment To 1999 Equity Incentive Plan of AirNet Communications Corporation.

10.8 (7)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.9 (7)	Promissory Note dated November 9, 2000 in the amount of $112,600 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10 (7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.11 (7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

10.12 (7)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.13 (7)	Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997 made by Glenn Ehley in favor of AirNet Communications Corporation.

10.14 (7)	Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation.

10.15 (8)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.16 (9)	Form of Indemnity Agreement between AirNEt Communications Corporation and each of its directors and officers.

10.17 (9)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.18 (9)	Amended and Restated Management and Employee Acquisition Bonus Program effective August 12, 2002.

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

(2) Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

(3) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(4) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(5) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

(6) Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.

(7) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

(8) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

(9) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 8, 2002 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 14, 2002 filing two exhibits under Item 7, Exhibits, and reporting one event under Item 9, Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

By:	/s/ GLENN A. EHLEY
Glenn A. Ehley, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOSEPH F. GERRITY
Joseph F. Gerrity, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

AIRNET COMMUNICATIONS CORPORATION

CERTIFICATION

I, Glenn A. Ehley, President and Chief Executive Officer of AirNet Communications Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AirNet Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ GLENN A. EHLEY Glenn A. Ehley President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

AIRNET COMMUNICATIONS CORPORATION

CERTIFICATION

I, Joseph F. Gerrity, Vice President and Chief Financial Officer of AirNet Communications Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AirNet Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ JOSEPH F. GERRITY Joseph F. Gerrity Vice President of Finance Chief Financial Officer

AIRNET COMMUNICATIONS CORPORATION
INDEX TO EXHIBITS

EXHIBIT NO.

3.1 (4)	Seventh Amended and Restated Certificate of Incorporation.

3.2 (1)	Second Amended and Restated Bylaws.

3.3 (2)	Amendment to Second Amended and Restated Bylaws.

3.4 (5)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.5 (5)	Certificate of Designation of Series B Convertible Preferred Stock.

3.6	Consent and Waiver of Holders of Series B Preferred Stock dated October 31, 2002.

4.1 (1)	Specimen Certificate evidencing shares of Common Stock.

4.2 (1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3 (1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4 (1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5 (1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6 (6)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.7 (6)	Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation.

10.1 (1)	AirNet Communications Corporation 1999 Equity Incentive Plan.

10.2 (1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3 (3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

10.4 (3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5 (3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6 (3)	Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley.

10.7 (5)	First Amendment To 1999 Equity Incentive Plan of AirNet Communications Corporation.
10.8 (7)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.9 (7)	Promissory Note dated November 9, 2000 in the amount of $112,600 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10 (7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.11 (7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

10.12 (7)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.13 (7)	Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997 made by Glenn Ehley in favor of AirNet Communications Corporation.

10.14 (7)	Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation.

10.15 (8)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.16 (9)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.17 (9)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.18 (9)	Amended and Restated Management and Employee Acquisition Bonus Program effective August 12, 2002.

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

(2) Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

(3) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(4) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(5) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

(6) Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.

(7) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

(8) Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

(9) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.