Form 10-K
period 2002-12-31
AIRNET COMMUNICATIONS CORP
filed 2003-04-01
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM [________________] TO [________________]

COMMISSION FILE NUMBER: 000-28217

AIRNET COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3218138 (I.R.S. Employer Identification No.)

3950 DOW ROAD, MELBOURNE, FLORIDA (Address of principal executive offices)	32934 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(321) 984-1990

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE
(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of shares held by non-affiliates as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,111,243 (based on a closing price on June 28, 2002 on Nasdaq of $0.79 per share). As of March 10, 2003, 23,851,177 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
NONE

TRADEMARK AND TRADE NAMES

AirNet®, AdaptaCell®, AirSite®, Backhaul Free™ and SuperCapacity™ are trademarks of AirNet Communications Corporation.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

In this document, the words “we,” “our,” “ours,” and “us” refer only to AirNet Communications Corporation and not any other person or entity.

PART I

ITEM 1.          BUSINESS

OVERVIEW

We were incorporated in Delaware in 1994 as Overture Systems, Inc. and changed our name to AirNet® Communications Corporation later that year.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2002, our base stations were being used in twenty-two deployed systems. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents, resellers, and original equipment manufacturers (OEMs).

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated $98.2 million in net revenues from our inception through December 31, 2002. We have incurred substantial losses since commencing operations, and as of December 31, 2002, we had an accumulated deficit of $225.4 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base, we expect to continue to incur net losses at least through 2003. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources and Going Concern in Item 7.

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global System for Mobile Communications, system of mobile voice and data transmission. We market our products worldwide to operators of wireless networks and to certain military and public safety organizations. A base station is a key component of a wireless network that receives and transmits voice and data signals over radio frequencies. We designed our base stations to be easier to deploy and upgrade and to have lower operating costs than other existing base stations.

Our system features two innovative base station products: Our AdaptaCell® base station is a software-defined base station, meaning it uses software to control the way it encodes or decodes wireless signals. Our AdaptaCell base station incorporates a proprietary radio architecture that is designed to enable operators to upgrade their wireless networks to offer high-speed data and Internet services by changing software with few, if any, hardware modifications rather than deploying new base stations. Our AdaptaCell base station also incorporates a broadband architecture, meaning that it uses only one radio to process a large number of radio channels. This broadband architecture also makes this base station an ideal platform to deliver integrated software algorithms that will permit the addition of an adaptive array antenna feature. Adaptive array technology focuses radio signals on individual handset antennas instead of spreading the signals over the entire cell covered by one base station as well as blocks to strongest interference which significantly increases performance, capacity and high speed data rates.

Our AirSite® Backhaul Free™ base station carries voice and data signals back to the wireline network without using a physical wired communications link. Our AirSite Backhaul Free base station uses an operator’s existing radio frequencies as the media to provide the necessary connection to the wireline network. Unlike our competitors’ base stations, our AirSite Backhaul Free base station does not require an expensive physical communications link, usually through a digital T-1/E-1 telephone line or microwave, to the wireline network. As a result, an operator’s fixed network operating costs may significantly decrease.

Like other wireless infrastructure suppliers, we have experienced the adverse effects of the global downturn in telecommunications infrastructure spending. We have historically relied upon an integrated suite of infrastructure products for all our sales — a product line that was optimized to meet the needs of the initial-coverage and coverage-limited segments of the wireless infrastructure market. These are market segments where we believe our products enjoy a competitive advantage. Unfortunately, the slowdown in infrastructure spending has adversely affected demand in all segments of the infrastructure market.

In response, we undertook a major restructuring starting in June of 2001 to better leverage our technology base and entrepreneurial culture to target new market opportunities for our GSM products. We have redirected our activities to focus in four interrelated areas: our adaptive array technology for our AdaptaCell SuperCapacity™ base station; our traditional GSM infrastructure market; the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; and the rapidly emerging GSM 850 market for migration of IS-136 networks to GSM and high-speed data.

The government and public safety market includes radio communications needs for local, state, and federal government agencies, foreign governments and military communications. Our AdaptaCell software-defined radio (SDR) and AirSite products provide flexible and unique communications platforms capable of supporting these applications.

AirNet continues to make progress in the development of its SuperCapacity AdaptaCell base station utilizing adaptive array technology. We expect to deploy in the second half of 2003. This new base station is built on our current software-defined AdaptaCell base station platform using adaptive array technology. Adaptive array technology dramatically increases the operators’ spectral efficiency — resulting in tremendous increases in network performance at a reduced cost — by focusing radio signals on individual handset antennas instead of spreading them over the entire cell and canceling or blocking the strongest interference. This new base station is designed to benefit operators in the transition from current wireless standards to the new GPRS (providing high-speed wireless data in packet format) and Enhanced Data rates for GSM Evolution (or EDGE, providing yet higher speed) standards. In December 2002 and January 2003, several customers, potential customers and wireless experts participated in drive testing a multi-cell GSM network utilizing the AirNet SuperCapacity base station. Specifically, the test demonstrated multiple, adjacent adaptive array cell sites with multiple co-channel interferers, and demonstrated a frequency reuse scheme of N=1 incorporating high-speed hand-overs. N=1 frequency reuse is an important feature for network operators in that it allows simultaneous multiple users on the same timeslot, on the same frequency, in adjacent cells, previously not possible in GSM networks. This feature enables previously unattainable capacity improvements and dramatically reduces the need to add cell sites in order to meet increasing subscriber counts and higher speed data requirements, such as EDGE . We plan to market the N=1 frequency reuse feature by targeting GSM carriers who are faced with limited spectrum in many markets, need to increase capacity, and/or are introducing EDGE into their networks. There are risks associated with new product introductions and some of these risks are outlined in the risk factors set forth in Item 7 below and elsewhere in this document.

The IS-136 technology is the basis of the TDMA cellular and Personal Communications Services (PCS) air interfaces. The IS-136 systems allow telecommunications companies to offer advanced personal wireless communications features and services to subscribers while maintaining backward compatibility for their existing analog (AMPS) system customer bases. Service operators that provide IS-136 air interface services are compelled to transition their networks to 2.5 or 3G services such as GPRS , EDGE and WideBand CDMA in order to provide high-speed data services and to remain compatible with Cingular and ATT Wireless, which have announced plans to migrate their IS-136 networks to GSM/GPRS/EDGE. In order to continue to share in roaming revenues offered by users of these nationwide networks, other IS-136 operators must follow suit. We offer customers a cost effective method to migrate their IS-136 networks leveraging the value proposition of the AdaptaCell software defined base station and AirSite base stations to provide an alternate GSM 850 network that shares the spectrum of existing IS-136 networks.

Our portfolio of broadband SDR technology and our entrepreneurial tradition lend themselves to exploiting numerous new opportunities in the wireless arena. We believe these new opportunities — driven by recent developments both inside and outside the company — offer a tremendous potential for immediate growth and success. SDR technology allows us to readily “reprogram” our wireless infrastructure products to address new markets and new opportunities in a cost effective manner. The development and acceptance of SDR technology in the marketplace has created new opportunities for us outside our core industry. Due to our significant portfolio of basic SDR intellectual property, it is now possible for us to explore licensing our technology in a variety of applications to third parties. Previously, the only potential licensees for our technology were our wireless infrastructure competitors.

We continue to develop and exploit leading edge technology and as of December 31, 2002, we had 50 domestic patents granted, and 18 patent applications pending. We received the 1998 GSM World Award for Best Technical Innovation from the GSM Association, an international body with members from over 150 countries, in recognition of our innovative infrastructure.

On October 23, 2002 we received certification under the ISO 9001:2000 standard. ISO 9001:2000 is the globally recognized standard for QMS aimed at consistently producing and delivering the highest quality products and services necessary to achieve complete customer satisfaction.

PRODUCTS

Our base station subsystem products currently support the GSM system for wireless voice and data communications services. We chose to develop products based on this standard both because it is the leading accepted standard in the world and because the interfaces, or connections, between the various pieces that make up the GSM base station subsystem are well defined and publicly documented. One of these interfaces, the connection between the mobile switching center (MSC) and the base station controller, and ultimately the base stations that compose the base station subsystem, is referred to as the A-interface. This A-interface allows wireless operators to connect our base station subsystem equipment to an existing operator’s mobile switching center. It is this standard interface that makes any existing GSM operator a potential customer for our base station subsystem equipment. We are currently marketing the base station subsystem in four standard configurations, the GSM-850, GSM-900, GSM-1800 and GSM-1900, operating at 850 MHz, 900 MHz, 1800 MHz and 1900 MHz respectively. Our products have been deployed with customers using the following MSC providers: Nortel, Alcatel, Lucent, Nokia, Siemens, Tecore, and Telos.

Our base station subsystem features two unique base station products: the AdaptaCell broadband, software-defined base station and the AirSite Backhaul Free base station. We also offer a Base Station Controller, a Transcoder Rate Adaption Unit, an Operations and Maintenance Center (radio), Serving GPRS Support Node (SGSN), and Gateway GPRS Support Node (GGSN).

AdaptaCell Base Station: The AdaptaCell wireless base station supports up to 12 GSM radio frequency carriers (96 total channels including 92 voice/data channels and four control channels) for up to 4 pairs of antennas (sectors). The AdaptaCell base station differs from our competitors’ base stations in that its operation is defined by software, not hardware. This means that as subscribers demand new services from operators, specifically new high-speed data and Internet services, it will be possible to upgrade the AdaptaCell base station to support those services via a change of software and few, if any, hardware modifications. Operators using our competitors’ equipment may have to install new equipment and potentially a completely new base station for each new wireless standard they adopt.

AdaptaCell SuperCapacity Base Station: We previously announced plans to introduce the AdaptaCell SuperCapacity base station which allows up to 12/12/12 (288 total channels) in only a 5MHz channel spectrum. This new base station is built on our current software-defined AdaptaCell base station platform using adaptive array technology. Adaptive array technology dramatically increases the operators’ spectral efficiency — resulting in tremendous increases in network performance — by focusing radio signals on individual handset antennas instead of spreading them over the entire cell. The new base station is designed to benefit operators in the transition from current wireless standards to the new GPRS (General Packet Radio Service) standard, providing high-speed wireless data in packet format and the EDGE Enhanced Data rates for GSM Evolution, (also known as Enhanced GPRS or EGPRS) standard, providing yet higher speed. When our development work is completed, the new base station will provide increased capacity and higher data rates without the need to deploy additional base stations, while avoiding decreases in cell coverage area.

AirSite Backhaul Free Base Station: The AirSite Backhaul Free base station is a compact wireless base station that includes its own wireless backhaul system. By contrast, other existing base stations must be connected to the rest of the system using expensive physical communications links, usually digital T-1/E-1 telephone lines or microwave. The AirSite Backhaul Free base station is a full featured GSM base station, meaning it has a unique cell ID for billing and “911” emergency identification purposes, offers the same geographic coverage as other existing base stations, and has configuration, fault, and error detection integrated into the Operations and Maintenance Center (radio). The AirSite Backhaul Free base station operates by receiving a subscriber’s wireless telephone signal and transmitting it to the AdaptaCell base station. The AdaptaCell base station then sends the signal over a T-1/E-1 line or microwave to the base station controller and on to the mobile switching center. In reverse, digitized voice signals come from the mobile switching center to the base station controller and then to the serving AdaptaCell base station, which then transmits the signal to the AirSite Backhaul Free base station. The AirSite Backhaul Free base station then transmits the signal to the subscriber.

Base Station Controller: Our base station controller (BSC) coordinates the activities of the AdaptaCell base stations physically attached to it and all the AirSite Backhaul Free base stations served by those AdaptaCell base stations. Among other things, the BSC monitors the operational status of each of its attached base stations and orchestrates handoffs between base stations.

To support packet data services (i.e. GPRS and EGPRS) the BSC supports an optional packet control unit (PCU). The PCU manages distribution of packet data to and from GPRS-enabled mobile units via the base stations attached to the base station controller and GPRS network components, namely the SGSN (Serving GPRS Support Node) and GGSN (Gateway GPRS Support Node).

Transcoder Rate Adaption Unit: In most telecommunications systems, digitized voice requires 64 Kbps of bandwidth to accurately convey human speech. Our transcoder rate adaptation unit compresses a standard 64 Kbps voice stream to a GSM-standardized 16 Kbps. This means that the digital T-1/E-1 telephone line or microwave used to connect the base station controller to the mobile switching center can carry four times as many voice conversations as it normally would. This makes it less expensive to attach a base station subsystem to its associated mobile switching center. Additionally, AirNet is developing software to support adaptive multirate (AMR) speech coding. This feature increases voice capacity of GSM networks while maintaining the current high levels of voice quality.

Operations and Maintenance Center (Radio): The operations and maintenance center-radio provides the network management facility for one or more of our base station subsystems. Our operations and maintenance center (radio) provides a comprehensive graphical user interface for maintenance personnel.

In addition to the previously described products, AirNet also provides for sale other GSM network components manufactured by others in order to provide complete voice and data systems to our customers. These include the MSC, GGSN and SGSN.

Mobile Switching Center: The MSC interfaces to one or more base station controllers via the A-interface, previously mentioned. This MSC provides mobility management and switching to connect a caller on a mobile unit to a caller on another mobile unit or a caller on the wireline public switching telephone network (PSTN). The MSC supports other functions such authentication of mobile subscribers to prevent fraud. Additionally, the MSC supports features familiar to users of telephone systems such as call forwarding, call waiting, call conferencing, etc. The MSC may also interface to voice mail systems, short message service centers (SMSC), billing systems as well as other mobile switching centers.

Serving GPRS Support Node: The SGSN provides a mobility management function that tracks a GPRS mobile from one base station to another in order to route data packets to and from the mobile subscriber. The SGSN interfaces to the PCU in the base station controller and to the GGSN. Additionally, the SGSN supports other functions such as authentication of GPRS mobile subscribers as well as provides information on mobile subscriber usage for billing purposes.

Gateway GPRS Support Node: The GGSN is the gateway between the GPRS network and an external data network such as the Internet, supporting routing of data packets between the GPRS network and the external packet data network. The GGSN and SGSN may be combined into one physical unit, the GPRS Support Node (GSN).

CUSTOMERS

Each of three customers, TECORE Wireless Systems, Telsom Mobile, and MBO Cross accounted for approximately 5% or more of our revenues for the fiscal year ended December 31, 2002. Together these customers accounted for approximately 75% of our revenues for the period ended December 31, 2002. See Note 13 of Notes to Financial Statements for financial information regarding our customers.

SALES AND MARKETING

We sell and market our products in the U.S. primarily through our direct sales force. Our international sales and marketing efforts are conducted through a network of original equipment manufacturers, or OEMs, agents, resellers and our direct sales force. We currently have a staff of five in sales and sales support.

Our sales strategy depends on a delayed introduction of 3G technologies and the continued evolution of GSM/GPRS/EDGE. Sales in the North American PCS market may be impeded due to roaming considerations.

We have established a marketing communications organization that is responsible for the branding and marketing of our products and services and for distinguishing the AirSite Backhaul Free base station and AdaptaCell base station as branded product offerings. The marketing organization is responsible for all new product launches to ensure both internal execution and marketplace acceptance.

RESEARCH AND PRODUCT DEVELOPMENT

We spent $12,543,815 in 2002, $25,563,216 in 2001 and $29,634,807 in 2000 on research and product development. As of December 31, 2002, 57 of our 125 employees were engaged in research and product development, including hardware and software engineering. We do not expect to hire additional employees to engage in research and product development during 2003 unless such research and development is funded by strategic partners, customers or new investments. As of February 2003 we had 110 employees with 57 engaged in research and development.

Our current product development plans focus on the adaptive array technology for our AdaptaCell SuperCapacity base station, EDGE, product cost reductions and features for major operators by taking advantage of the evolution of digital signal processors and other digital components to reduce the cost of our base stations.

Ultimately, we expect to develop one or more 3G upgrade packages. We may not be able to introduce these or any other products as scheduled. In addition, market conditions may not necessitate developing upgrade packages to support one or more of these emerging 3G high-speed data standards.

Our product development strategy has been to concentrate our engineering resources on our core technology while making maximum use of third-party vendors and products for everything else. As a result, our engineering resources are primarily focused on broadband, software-defined base station technology and backhaul free base stations.

MANUFACTURING AND BACKLOG

We currently use a limited number of third-party contractors to manufacture most of our primary components and subassemblies for our products. As a result, our in-house customer fulfillment operations consist primarily of quality control, final assembly, and product integration and testing. Circuit boards, electronic and mechanical parts, and other component assemblies are purchased from OEMs and other selected vendors. An in-house staff sets standards and monitors the quality control of our contract manufacturers.

Our product backlog was approximately $4.0 million at December 31, 2002 as compared to $5.7 million at December 31, 2001. We typically include a contract in backlog when it is signed by the customer and by us and a deposit is received from the customer.

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

COMPETITION

The wireless telecommunications infrastructure market is highly competitive. The market for our products is characterized by rapidly changing technology, evolving industry wireless standards and frequent new product introductions and enhancements. Failure to keep pace with these changes could seriously harm our competitive position and prospects for growth. Our ability to compete depends on many factors including product and standard flexibility, price, operating cost and reliability.

Current and potential competitors consist primarily of major domestic and international companies, most of which have longer operating histories; larger installed customer bases; higher volumes; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. Competing base station vendors can be divided into two groups: existing large equipment manufacturers who supply a complete range of wireless base station systems to wireless service operators and smaller companies that typically market components of wireless systems to system suppliers or directly to operators. Our current competitors include Alcatel S.A., LM Ericsson Telephone Company, Lucent Technologies Inc., Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation and Siemens AG. We also face actual and potential competition not only from these established companies but from start-up and smaller companies that develop and market new wireless telecommunications products and services.

PROPRIETARY RIGHTS

We consider our technologies proprietary and seek to protect our intellectual property rights. As of December 31, 2002, we had 50 domestic patents granted, and 18 domestic patent applications pending. In addition, we are seeking patent protection for our inventions in foreign countries. One of the allowed domestic patents was based upon proprietary rights originally obtained from Harris Corporation, one of our stockholders, and is subject to a non-exclusive cross license to a third party. We also obtained from Harris Corporation a royalty-free, worldwide, non-exclusive right and license to use six other patents in the manufacture and sale of products covered by these patents. Our patents cover the basic architecture of the system, sub-components, and frequency reuse planning schemes.

Simultaneously with Motorola’s equity investment in January 1995, we signed an agreement granting Motorola the right to obtain a non-exclusive, royalty-free license under any two of our patents. With respect to possible infringement of our respective digital base station patents, each of us agreed not to enjoin the other and to attempt dispute resolution, including negotiation of nonexclusive license agreements in good faith, before resorting to litigation.

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

EMPLOYEES

As of December 31, 2002, we had 125 employees. Of these individuals, 57 were in research and product development. We also had 7 independent contractors as of the same date. As of February 2003 we had 110 employees and six contractors. Of these 110 employees, 57 were employed in research and product development.

Most of our employees did not receive any merit increases in 2002 and none are expected in 2003. In January 2003 we postponed the payment of bonuses to employees and suspended the company matching contributions to the 401(K) plan. These items may create an impediment to the retention of our key employees.

None of our employees are represented by a labor union, and we believe that our relations with our employees are good. However, we cannot guarantee retention of key employees due to the issues noted above.

ITEM 2.          PROPERTIES

Our headquarters consist of approximately 41,000 square feet of space leased through December 31, 2004, located at 3950 Dow Road in Melbourne, Florida. The space also houses the primary manufacturing and product engineering operation. Additional space of approximately 20,000 square feet at the Trio Complex in Melbourne, Florida, is leased through December 31, 2003 for final assembly and testing. The lease for the Dow Road facility gives us the right to terminate any time after June 2002 with a six-month notice. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available if needed.

ITEM 3.          LEGAL PROCEEDINGS

On August 14, 2001, our vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against us in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. We filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. We believe MC Assembly and Test shipped defective products, which resulted in lost business opportunities and hampered collection of our accounts receivable. In June 2002, the Company and MC Assembly and Test entered into a settlement agreement. The terms of the settlement agreement call for performance by both parties, including the purchase of products and the satisfaction of accounts payable during the third quarter of 2002. The terms of the agreement were met during the third quarter of 2002 and the matter is considered closed by both parties. The effect of the settlement agreement is included as a gain in operating expense as reported in the accompanying financial statements for the period ended December 31, 2002.

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and intend to defend this matter when appropriate. Under the terms of our Underwriting Agreement, we have claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants. In February 2003, the Motion to Dismiss was granted in part (with respect to AirNet) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against our two former officers named in the class action lawsuit have been dismissed without prejudice. The Company is not able to predict the impact, if any, the ultimate resolution of this lawsuit may have on its financial position or future results of operations.

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

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Status of our Common Stock listing on Nasdaq National Market in Item 7.

Our common stock has been listed on the NASDAQ National Market System under the symbol ANCC since December 7, 1999. There is no established trading market for the Series B Convertible Preferred Stock and related warrants to purchase our common stock that we issued and sold in May 2001, nor is there a trading market for outstanding warrants we issued and sold in June and August 1999. The following table sets forth the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated:

	LOW	HIGH

YEAR ENDED DECEMBER 31, 2002
First Quarter	$0.42	$2.98
Second Quarter	$0.71	$2.42
Third Quarter	$0.55	$1.30
Fourth Quarter	$0.47	$1.12
YEAR ENDED DECEMBER 31, 2001
First Quarter	$2.00	$8.88
Second Quarter	$1.20	$3.93
Third Quarter	$0.07	$1.60
Fourth Quarter	$0.12	$0.98

We had 396 stockholders of record as of February 21, 2003. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future. We have a retained earnings deficit, and we expect to retain future earnings for use in our businesses. We are accruing dividends at a rate of 8% annually on our Series B Convertible Preferred Stock, which is not publicly traded. See Note 7 to the Financial Statements for a complete explanation of this security.

ITEM 6.         SELECTED FINANCIAL DATA

You should read the following selected financial information in conjunction with our financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	YEARS ENDED DECEMBER 31,

	1998	1999	2000	2001	2002

STATEMENT OF OPERATIONS DATA:
Net revenues	$4,462	$17,756	$34,332	$14,544	$23,026
Cost of revenues	2,679	10,981	23,902	16,717	17,415
Write down of obsolete and excess inventory	188	263	7,302	8,759	145

Gross profit (loss)	1,595	6,512	3,128	(10,932)	5,466

Operating expenses (gains)
Research and development	13,538	15,853	29,635	25,563	12,544
Sales and marketing	2,794	4,748	10,448	11,936	5,432
General and administrative	4,121	3,097	12,741	11,645	3,039
Gain on vendor settlements	—	—	—	(1,922)	(704)
Loss (gain) on disposal or write-down of equipment	(5)	2	—	—	—

Total operating expenses	20,448	23,700	52,824	47,222	20,311

Loss from operations	(18,853)	(17,188)	(49,696)	(58,154)	(14,845)
Other income (expense), net	77	609	4,672	542	397

Net loss	(18,776)	(16,579)	(45,024)	(57,612)	(14,448)
Accretion of discount - Series B
Preferred	—	—	—	(1,036)	(1,992)
Preferred dividends.	(5,616)	(18,647)	—	(1,500)	(2,400)

Net loss attributable to common stockholders	$(24,392)	$(35,226)	$(45,024)	$(60,148)	$(18,840)

Net loss per share attributable to common stockholders - basic and diluted	$(81.88)	$(18.31)	$(1.91)	$(2.53)	$(0.79)

Shares used in calculating basic and diluted loss per common share.	297,895	1,923,360	23,579,467	23,783,637	23,822,913

CASH FLOW DATA:
Net cash used in operating activities	$(17,791)	$(15,111)	$(62,601)	$(48,177)	$(1,137)

Net cash used in investing activities	(885)	(1,472)	(8,700)	(3,149)	(38)

Net cash provided by (used in) financing activities	14,879	109,425	(254)	27,160	(321)

BALANCE SHEET DATA (at December 31, 2002):
Cash and cash equivalents	$7,580	$100,422	$28,867	$4,702	$3,205
Working capital	11,252	104,475	49,118	23,431	12,263
Total assets	21,921	131,013	92,134	49,875	30,830
Long-term obligations	75	201	216	3,570	4,737
Total stockholders’ equity	14,463	108,263	64,223	18,368	18,137

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $98.2 million in net revenues from our inception through December 31, 2002. We have incurred substantial losses since commencing operations, and as of December 31, 2002, we had an accumulated deficit of $225.4 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2003. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources, and Going Concern below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2002, our base stations were being used in twenty-two deployed systems. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 75% of our net revenues during the fiscal year ended December 31, 2002. For the fiscal years ended December 31, 2000, 2001, and 2002, 11.8%, 19.2%, and 29.1%, respectively, of our revenues were from international deployments, respectively. We expect our percentage of international revenues to increase as a result of our expansion of international sales and distribution activities.

During 2001, we experienced a significant period of transition. In mid-2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action during the second and third quarters to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in four interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; our adaptive array technology for our AdaptaCell SuperCapacity base station; the rapidly emerging GSM 850 market for migration of IS-136 networks to GSM and high-speed data; and our traditional GSM infrastructure market. While market demand continues to be uncertain, we believe our strategy and new direction offer the most stable and attractive opportunities for us. These four areas are interrelated and address the same basic market, that is, the wireless infrastructure market.

We have had and expect to continue to experience, significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, has ranged up to eighteen months in time. The length and variability of our sales cycle is influenced by a number of factors beyond our control, including our customers’ build out and deployment schedules; our customers’ access to product purchase financing; our customers’ degree of familiarity with our products; the need for functional demonstrations and field trials; the manufacturing lead time for our products; delays in final acceptance of products following shipments; regulatory developments; and our revenue recognition policies. The effect of our potentially long sales cycle on our results is compounded by our current dependence on a small number of customers.

In general, our gross margins will be affected by the following factors:

•         Demand for our products and services;

•         New product introductions, both by us and our competitors;

•         Changes in our pricing policies and those of our competitors;

•         The mix of base stations and other products sold;

•         The mix of sales channels through which our products are sold;

•         Engineering cost reduction successes;

•         Access to the best vendors from a cost and technology viewpoint;

•         The mix of domestic and international sales; and

•         The volume pricing we are able to obtain from contract manufacturers and third party vendors.

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

On May 31, 2002 we were notified by the SEC that it had performed what we believe was a routine review of our Annual Report on Form 10-K for the year ended December 31, 2001 and requested clarification or explanation on some items. On June 28, 2002, we provided the requested clarification and explanation without amending or restating previous filings. There have been no further questions raised by the SEC. Management does not anticipate any further questions on this review.

RELATED PARTY TRANSACTIONS

See Item 13 regarding a description of related party transactions during 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net revenues: Net revenues increased $8.5 million or 58.6% from $14.5 million for the year ended December 31, 2001 to $23.0 million for the year ended December 31, 2002. This increase in revenues was a result of two major orders received for installations ultimately in the overseas market.

Gross Profit: Gross profit increased $16.4 million from a loss of $10.9 million for the year ended December 31, 2001 to $5.5 million for the year ended December 31, 2002. The gross profit margin was (75.2%) for 2001 and 23.9% for 2002. The increase in the gross profit margin was primarily attributable to a substantial decrease in inventory related charges, including write-downs for certain obsolete and excess inventory of $8.8 million during 2001 and our ability to leverage existing inventory to support the increase in revenue without significant procurement of new material. In addition, warranty expense decreased by $2.2 million in the period ended December 31, 2002 versus the year ended December 31, 2001. We expect our gross margin percentage to decline from our year ended December 31, 2002 level during the first six months of 2003 or until our cost reduction program is completed and products begin to ship. In addition, the slow-moving inventory, not previously written off, as of December 31, 2002 was $2.1 million, which may be written down in the future if usage remains low resulting in decreased gross profit. Based upon our estimated view that the telecommunications market will experience a turnaround in the future, our improved product mix, a reduction of one-time charges, successful implementation of cost reductions, and the refocus of our efforts in the new directions discussed previously, we expect our gross margin percentage to improve in the future. However, future market conditions and economic conditions could affect the achievement of this objective.

Research and development: Research and development expenses decreased $13.1 million or 50.8% from $25.6 million for the year ended December 31, 2001 to $12.5 million for the year ended December 31, 2002. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses which included actions to focus development in the areas with the greatest near-term potential. The $13.1 million dollar decrease included a $6.3 million reduction in labor and benefit costs, a $3.6 million reduction in consulting and subcontractor expenses, a $1.0 million reduction in expensed R&D equipment, a $0.5 million reduction in travel and recruiting expenses, and a $0.4 million reduction in leased equipment. The research and development expenses for the year ended December 31, 2002 included an accrual of approximately $0.7 million for bonuses accrued under a Board approved bonuses program that were scheduled to be paid in January 2003. We are deferring the payment of these bonuses until such time as payment is approved by the two entities considering a funding agreement with the Company. See Liquidity, Capital Resource and Going Concerns below.

Sales and marketing: Sales and marketing expenses decreased $6.5 million or 54.6% from $11.9 million for the year ended December 31, 2001 to $5.4 million for the year ended December 31, 2002. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses. The $6.5 million reduction included a $2.4 million reduction in labor and benefit costs, a $1.0 million reduction in consulting and subcontractor expenses, a $1.2 million reduction in travel expenses and $0.4 million reduction in trade show expenses. The sales and marketing expenses for the year ended December 31, 2002 included an accrual of approximately $0.3 million for bonuses accrued under a Board approved bonuses program that were scheduled to be paid in January 2003. We are deferring the payment of these bonuses until such time as payment is approved by the two entities considering a funding agreement with the Company. See Liquidity, Capital Resource and Going Concerns below.

General and administrative: General and administrative expenses decreased $8.6 million or 74.1% from $11.6 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002. The $8.6 million reduction in expenses was primarily attributable to the recovery of receivables previously accounted for in the provision for doubtful accounts of $2.4 million. In addition, there was a reduction in the provision for doubtful accounts of $5.0 million, and a $1.0 million reduction in outside legal services. Savings initiatives were also accomplished through a reduction in the aggregate workforce of the Company, consolidation of facilities, and an adjustment in certain business functions, streamlining the organization. The general and administrative expenses for the year ended December 31, 2002 included an accrual of approximately $0.2 million for bonuses accrued under a Board approved bonuses program that were scheduled to be paid in January 2003. We are deferring the payment of these bonuses until such time as payment is approved by the two entities considering a funding agreement with the Company. See Liquidity, Capital Resource and Going Concerns below..

Gain on vendor settlements: The Company recorded a gain on vendor settlements of $703,618 during 2002 as compared to $1,921,605 during 2001. The current year gain was a result of the finalization of a Company program to enter into agreements with certain vendors to settle outstanding payables in exchange for releasing the Company from future obligations.

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

Gross Profit: Gross profit decreased $14.0 million or 451.6% from $3.1 million for the year ended December 31, 2000 to a loss of $10.9 million for the year ended December 31, 2001. The gross profit margin was 9.0% for 2000 and (75%) for 2001. The decrease in the gross profit margin was primarily attributable to an increase in inventory related charges, including write-downs for certain obsolete and excess inventory of $8.8 million and the decrease in revenue volume during 2001 discussed above. In addition, warranty expense increased by $1.6 million due to the AirSite warranty replacement program whereby we replaced defective parts in over 400 AirSites. The expense was incurred during the first six months of 2001 and is not expected to continue.

Research and development: Research and development expenses decreased $4.0 million or 13.6% from $29.6 million for the year ended December 31, 2000 to $25.6 million for the year ended December 31, 2001. This decrease resulted from the actions taken during the fiscal year ended December 31, 2001 to limit discretionary spending. These actions included focusing development in the areas with the greatest near-term revenue potential.

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

Gain on vendor settlements: The Company recorded a gain on vendor settlements of $1,921,605 during 2001 as compared to $0 during 2000. The gain was a result of a Company program to enter into agreements with certain vendors to settle outstanding payables in exchange for releasing the Company from future obligations.

General and administrative: General and administrative expenses decreased $0.9 million or 7.1% from $12.7 million for the year ended December 31, 2000 to $11.6 million for the year ended December 31, 2001. This decrease was primarily due to a decrease in the provision for bad debts, and our directed savings initiatives limiting and focusing discretionary spending. The savings initiatives were accomplished through a reduction in the aggregate workforce of the Company, consolidation of facilities, and an adjustment in certain business functions streamlining the organization. These savings initiatives are reflected in a greatly reduced level of general and administrative expenses as a percent of revenue generated in the fourth quarter of 2001.

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of December 31, 2002, we had an accumulated deficit of $225.4 million. Cash used in operations for the years ended December 31, 2002 and 2001 was $1.1 million and $48.2 million, respectively. We expect to have an operating loss in 2003. At December 31, 2002, our principal source of liquidity was $3.2 million of cash and cash equivalents. Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding. As of March 28, 2003 our cash balance was $3.7 million, after the draw of $4.8 million against our Bridge Loan for interim funding. The amounts drawn against the bridge loan are due and payable on May 24, 2003. In addition, on the same date we had a revenue backlog of $5.3 million. Our current 2003 operating plan projects that cash available from planned revenue combined with the $3.7 million on hand at March 28, 2003 will not be adequate to defer the requirement for additional funding. We are currently negotiating additional financing of $16 million with two Investors, which if successful, (a portion will be used to pay off the bridge loan) would provide the capital we require to continue operations. There can be no assurances that the proposed financing can be finalized on terms acceptable to us, if at all, or that the funding negotiated will be adequate to sustain operations through 2003.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our weak balance sheet. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with one customer accounting for 49% of the revenue for 2002), ability to design new products, the erosion of product prices, ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on our increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all. Additional funding will be required prior to reaching profitability. To obtain additional funding, we have entered into discussions with SCP II and TECORE concerning a proposed financing of $16,000,000 discussed below. No assurances can be given that either the proposed financing or additional equity or debt financing will be arranged on terms acceptable to us, if at all.

If we are unable to finalize the proposed financing, we will have to seek additional funding or dramatically reduce our expenditures and it is likely that we will be required to discontinue operations. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. We have limited cash resources and therefore we must reduce our negative cash flows in the near term to continue operations. There can be no assurances that we will succeed in achieving our goals or finalize the proposed financing, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully our debts. Accordingly, should we file for bankruptcy there is no assurance that our stockholders would receive any value.

Prior to our initial public offering in December 1999, which raised net proceeds of $80.4 million, we funded our operations primarily through the private sales of equity securities and through capital equipment leases. At December 31, 2002, our principal source of liquidity was $3.2 million of cash and cash equivalents.

On May 16, 2001, we issued and sold 955,414 shares of preferred stock to three existing stockholders, SCP Private Equity Partners II, L.P. (“SCP II”), Tandem PCS Investments (“Tandem”), LP and Mellon Ventures LP (“Mellon”), at $31.40 per share for a total face value of $30 million. The preferred stock is redeemable at any time after May 31, 2006 out of funds legally available for such purposes and initially each share of preferred stock is convertible, at any time, into ten shares of our common stock. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. The preferred stockholders are entitled to votes equal to the number of shares of common stock into which each share of preferred stock converts and collectively to designate two members of the Board of Directors. Upon liquidation of the Company, or if a majority of the preferred stockholders agree to treat a change in control or a sale of all or substantially all of our assets (with certain exceptions) as a liquidation, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders. In association with this preferred stock investment, we issued immediately exercisable warrants to purchase 2,866,242 shares of our common stock for $3.14 per share, which expire on May 14, 2011. The proceeds from the sale of the preferred stock were used to fund our operations from May 2001 into 2002. Effective October 31, 2002, the preferred stockholders irrevocably and permanently waived the right of optional redemption applicable to the Series B Preferred Stock as set forth in the Certificate of Designation and the right to treat a specific proposed “Sale of the Corporation” as a “Liquidation Event,” to the extent that such treatment would entitle the Series B Holders to receive their “Liquidation Amount” per share in a form different from the consideration to be paid to holders of our common stock in connection with such Sale of the Corporation.

On January 24, 2003, we entered into a Bridge Loan Agreement with SCP II, an affiliate of our Chairman, James W. Brown, and TECORE, Inc., our largest customer based on revenues during the fiscal year ended December 31, 2002, and a supplier of switching equipment to us (“TECORE”). We issued two Bridge Loan Promissory Notes under the Bridge Loan Agreement, each in a principal amount of $3.0 million (the “Bridge Notes” or the “Bridge Loan”). The Bridge Notes carry an interest rate of two percent over the prime rate published in The Wall Street Journal and become due and payable on May 24, 2003. The Bridge Loan Agreement provides that the Bridge Notes are secured by a security interest in all of our assets including, without limitation, our intellectual property. To date, we have received advances totaling $4.8 million under the Bridge Notes. We are currently negotiating a definitive funding agreement, under which SCP II and TECORE would provide us financing of $16.0 million in the form of secured notes convertible into our common stock. The proceeds of this proposed financing would be used to refund the advances under the Bridge Loan Agreement and to fund our operations. See Note 16 to Financial Statements, Subsequent Events, for a further explanation of the Bridge Loan Agreement and the proposed financing.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was approximately $62.6 million in 2000, $48.2 million in 2001 and $1.1 million in 2002. For the year ended December 31, 2002 the cash provided through customer deposits and a reduction in both inventories and receivables was offset by the net loss incurred. We were able to reduce our inventory balance through fulfillment of customer orders. As of December 31, 2002, our net accounts receivable balance was $0.6 million. Of this balance 71% is attributable to two customers. During the years ended December 31, 2001 and 2000 the significant use of cash by operating activities was the result of the net losses together with the payment of accrued expenses associated with a reduction in workforce and the reduction in accounts payable resulting from the vendor settlements offset by gains discussed previously. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging between 10% and 50% of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. The terms vary from contract to contract but are always agreed to in the initial contract. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag will require an increase in investments in working capital as our revenues increase. As of December 31, 2002, our total notes receivable balance was $1.2 million, all of which was attributable to one customer. The customer is making monthly payments of principal and interest to satisfy this note receivable.

NET CASH USED IN INVESTING ACTIVITIES

We used net cash for capital expenditures of approximately $8.7 million, $3.1 million, and $0.2 million for the years ended December 31, 2000, 2001, and 2002, respectively. During 2002, we significantly reduced the level of capital expenditures, as the physical assets available are adequate to meet our needs at this time. Our capital expenditures for testing and manufacturing equipment used during final assembly of our products will increase if our revenues increase.

We lease our primary manufacturing and office facilities under long-term non-cancelable operating leases. We also have operating leases for certain other furniture, equipment and computers. We used net cash for operating leases of approximately $1.2 million, $1.4 million and $0.6 million for the years ended December 31, 2000, December 31, 2001 and December 31, 2002, respectively. Future minimum payments for operating leases (including payments under our new lease for final assembly and testing facilities in Melbourne, Florida) aggregated through the year 2005 were approximately $0.5 million as of December 31, 2002 and we expect to spend approximately $374,365 for those leases in 2003.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash used in financing activities for the year ended December 31, 2002 was $0.4 million resulted primarily from the payments on capital leases of $0.3 million. We had no debt facilities outstanding as of December 31, 2002. On January 24, 2003 we issued two Bridge Loan Promissory Notes in an aggregate of $6 million, to two investors with an initial draw of $1.6 million. Maximum cumulative draws, including the initial draw of $1.6 million may be made according to the following schedule:

DRAW DOWN DATE	CUMMULATIVE AMOUNT

Prior to February 24, 2003	$1,600,000
Prior to March 25, 2003	$3,200,000
Prior to April 24, 2003	$4,800,000
On or after April 24, 2003	$6,000,000

As of March 28, 2003, in accordance with the above schedule, the investors have advanced a total of $4.8 million to the Company, the most recent advance of $1.6 million having been made on March 26, 2003. There can be no assurance that the final draw of $1.2 million against the Bridge Loan will be fulfilled as we request, if at all.

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

We lease certain computer and test equipment under capital lease arrangements. We used net cash for capital leases of approximately $0.9 million, $1.3 million and $0.3 million for the years ended December 31, 2000, December 31, 2001 and December 31, 2002, respectively. Future minimum payments for capital leases aggregated through the year 2005 were approximately $80, 000 as of December 31, 2002.

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

Accounting for Inventories – We write down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required beyond the writeoff that was previously taken.

Long-lived Assets – We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets totaled $10.3 million as of December 31, 2002 including licensing and software development costs. Upon our determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Unsuccessful product marketing or continued substantial operating losses could result in an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

OTHER INFORMATION

Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer of the Company have provided certain certifications to the Securities and Exchange Commission. These certificates accompanied this report when filed with the Commission.

STATUS OF OUR COMMON STOCK LISTING ON NASDAQ NATIONAL MARKET

All companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at that level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). We have not complied with Nasdaq’s listing requirement of a minimum bid price of $1.00 per share since September 2002 and were notified of this deficiency by Nasdaq October 8, 2002 and had until January 6, 2003 to cure this deficiency. On March 19, 2003, we received a notice from Nasdaq that the compliance period was extended for an additional ninety days. As a result, we have until April 7, 2003 to satisfy the minimum bid price requirement.

In addition, under the Nasdaq listing requirements, a company’s board of directors must have an audit committee consisting of at least three members comprised solely of “independent directors” (as defined under the Nasdaq rules). Our audit committee currently consists of two members, each of whom we believe qualifies as an “independent director.” Our board of directors has appointed Gerald Y. Hattori to fill a vacant seat on the board effective on April 1, 2003. Mr. Hattori, who is a former Chief Financial Officer of the Company, is expected to serve as the third independent director on our audit committee and may qualify as a “financial expert” (as defined under the new federal corporate governance rules).

Should Nasdaq proceed with delisting, we intend to appeal.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

This report contains forward-looking statements, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report, concerning our expectations of future sales, gross profits, earnings, research and development expenses, selling, general and administrative expenses, product development and introductions and cash requirements. Forward-looking statements often include words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “outlook” or similar expressions. These statements are only predictions and are not guarantees of future performance. They are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results may vary materially from those expressed in forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

We have incurred significant losses since we began doing business. We anticipate continuing losses and may never achieve or sustain profitability. We have accumulated losses of $225.4 million since we began doing business in 1994 through December 31, 2002, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. Since we began doing business in 1994, we have generated $98.2 million in net revenues through December 31, 2002. We have been marketing our GSM base stations since 1996. We have never reported a profit. We will continue to incur significant research and product development, sales and marketing, materials and general administrative expenses, and we expect our expenses to increase as compared to prior periods, as we expand our sales force and our international operations. We anticipate a net loss for the year 2003 and we may continue to incur losses beyond 2003. We cannot be certain that we will realize sufficient revenues or margins to sustain our business.

We may not be able to obtain additional capital to fund our operations on reasonable terms and this could hurt our business and negatively impact our stockholders. If adequate funds in the form of equity or debt are not available on reasonable terms or terms acceptable to us, we may be unable to continue as a going concern. If we raise additional funds through the issuance of convertible debt or additional equity securities, the percentage ownership of our existing stockholders may be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations. While the vendors holding a security interest in our assets have agreed to subordinate their liens to a secured lender who loans at least $6 million to us, until these vendors are paid in full, we may not be able to borrow secured financing of less than $6 million. We have secured commitments for interim financing in the amount of $6 million from TECORE and SCP II, and have drawn down a total of $4.8 million against the Bridge Loan to date but the terms of the interim financing required us to pledge all of our assets as collateral. In addition, there can be no assurances that the final advance under the Bridge Loan of $1.2 million will be made in a timely manner.

If the proposed $16 million financing by SCP II and TECORE does not close, we may be forced to seek protection under the federal bankruptcy laws. If the investors determine not to proceed with the proposed financing or our stockholders do not approve it, the investors could demand payment when the Bridge Notes become due on May 24, 2003. If we are unable to raise capital from another source or are otherwise unable to pay the principal amount and accrued interest on the Bridge Notes when due, the Investors could foreclose on the Bridge Notes and force a sale of our assets, including our intellectual property. Under such circumstances, we are likely to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

The proposed financing would significantly dilute the percentage ownership of our existing stockholders. If shares of our common stock are issued to the investors upon conversion of the secured convertible notes to be issued pursuant to the proposed financing and any interest due on the notes or exercise of the warrants, existing stockholders would have their ownership percentage substantially diluted. The number of shares of common stock issuable under the terms of the proposed financing will also affect our earnings per share on a going-forward basis. The larger the number of shares deemed outstanding, the lower the earnings per share will be. The actual effect of the proposed financing on our earnings per share will depend on the level of our earnings in future periods, the actual conversion prices of the notes and the impact of the accounting treatment of the proposed financing.

We have a limited operating history. You should not rely on our recent results as an indication of our future results. Our base stations are being used in twenty-five commercially deployed systems. We had net revenues of $34.3 million, $14.5 million and $23.0 million in 2000, 2001 and 2002, respectively. Unless we can achieve significant increases in market acceptance of our products, we may never advance beyond our market penetration phase. Due to our limited operating history, it is difficult or impossible for us to predict future results and you should not expect future revenue growth based on our recent results. You should consider our business and prospects in light of the risks and problems faced by technology companies in the early stages of development.

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

We may have difficulty meeting our customers’ delivery requirements in the event many large orders are received in a short period of time because we have limited production capacity and generally do not carry materials in inventory;

We may expend significant management efforts and incur substantial sales and marketing expenses in a particular period that do not translate into orders during that period or at all; and

We may have difficulty meeting our cash flow requirements and obtaining credit because of delays in receiving orders and because the terms of many of our customer contracts defer certain billings until post- shipment contractual milestones are met.

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

Our stock price may decline significantly if we are delisted from the Nasdaq National Market. For continued inclusion on the Nasdaq National Market System, we must meet certain tests, including a minimum bid price of $1.00. We currently are not in compliance with the bid price requirement, although we have until April 7, 2003 to cure this deficiency. If we fail to satisfy the listing standards in the future, Nasdaq may de-list our common stock from its National Market System. If this occurs, trading of our common stock may be conducted on the Nasdaq SmallCap Market, the OTC Bulletin Board or in the over-the-counter market on the “Pink Sheets.” In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. The trading price per share of our common stock likely would be reduced as a result. We currently do not meet the minimum listing requirements for the Nasdaq National Market (our bid price is less than $1.00 per share). In addition, we may be delisted because our audit committee does not consist of three independent directors.

Intense competition in the market for wireless telecommunications equipment from many larger, more established companies with greater resources could prevent us from increasing our revenue and achieving profitability. The wireless telecommunications infrastructure market is highly competitive. We compete with large infrastructure manufacturers, systems integrators, and base station subsystem suppliers, as well as new market entrants. Most of our current and potential competitors have longer operating histories and presence in key markets, larger installed customer bases, substantially greater name recognition, and more financial, technical, manufacturing, marketing, sales, distribution and other resources than we do. We may not be able to compete successfully against current and future competitors, including companies that develop and market new wireless telecommunications products and services. These competitive pressures may result in price reductions, reduced gross margins, longer sales cycles and loss of customers. In addition roaming considerations may impede our sales in the North American market.

Competition in the telecommunications market is based on varying combinations, including:

Comprehensiveness of product and technology solutions;

Manufacturing capability;

Scalability and the ability of the system solution to meet customers’ immediate and future network requirements;

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

As a result of these factors, these competitors may be more successful than we are. In addition, we anticipate additional competitors will enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

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

A small number of customers account for substantially all of our revenues and the loss of any of these customers could hurt our results and cause our stock price to decline. Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. The effect of these risks on our operating results is compounded by our lengthy sales cycle. In 2002, sales to three customers accounted for 74.9% of our total revenue. In 2001 sales to five customers accounted for 68.6% and in 2000 sales to three customers accounted for 61.0% of total revenue.

The chart below shows the breakout by fiscal year of the concentration of revenue:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Customer A.	49.0%	14.1%	—
Customer B.	21.2%	2.5%	2.8%
Customer C.	4.7%	16.6%	2.2%
Customer D.	0.4%	14.0%	28.8%
Customer E.	1.0%	13.1%	3.9%
Customer F.	0.1%	10.8%	5.5%
Customer G.	—	—	16.9%
Customer H.	0.8%	2.7%	15.3%

We have a concentrated customer base and the failure of any of our customers to pay us or to pay us on time could cause significant cash flow problems, hurt our results and cause our stock price to decline. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. These risks are also higher for us since many of our customers are start-up and small companies. Two customers accounted for 71% of our outstanding accounts receivable as of December 31, 2002, with one customer representing 63%. Two customers accounted for 73% of our combined outstanding accounts and notes receivable as of December 31, 2001. Three customers represented 62% of our combined outstanding accounts and notes receivable as of December 31, 2000. In the past we have incurred bad debt charges and we may be required to do so in the future. The failure of any of our customers to pay us, or to pay us on time, causes significant cash flow problems, hurts our results and could cause our stock price to decline.

If we continue to expand into international markets, we will become subject to additional business risks. We have begun marketing and selling our products internationally in Africa, the Middle East, Asia and Latin America. Our business plan contemplates that a majority of our sales over the next several years will be in international markets. Our revenues from international customers as a percentage of total revenues were 29.1% in fiscal 2002, 19.2% in fiscal 2001 and 11.8% in fiscal 2000. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments.

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

We may not be able to adequately protect or defend our proprietary rights, which would hurt our ability to compete. Although we attempt to protect our intellectual property rights through patents, trademarks, trade secrets, copyrights, and nondisclosure agreements and other measures, intellectual property is difficult to evaluate and these measures may not provide adequate protection for our proprietary rights and information. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our proprietary rights and information, disputes as to ownership of intellectual property may arise, and our proprietary rights and information may otherwise become known or independently developed by competitors. The failure to protect our proprietary rights could seriously harm our business, operating results and financial condition. We have a relatively low number of inventions for which patents have been granted or patent applications are pending internationally. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenues.

Others may bring infringement claims against us that could be time-consuming and expensive to defend. In the future, claims of infringement of other parties’ proprietary rights, invalidity claims or claims for indemnification resulting from infringement claims may be asserted or prosecuted against us. Even if none of these claims were valid or successful, we would be forced to incur significant costs and divert important resources to defend against them. Any claim of infringement, whether or not successful, could cause us considerable expense and place a significant burden on our management.

A significant decrease in the cost of digital T-1/E-1 phone lines or microwave will diminish one of our competitive advantages. Existing base stations require an expensive physical communications link, usually through a digital T-1/E-1 phone line or microwave, to the wireline network.

Any significant decrease in the cost of digital T-1/E-1 phone lines or microwave used to connect base stations to the wireline network, especially in less populated areas, will diminish a cost advantage that we currently use to market our products. The cost of T-1/E-1 or microwave facilities has recently declined significantly in urban areas because of increased competition.

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

If we lose key personnel or are unable to hire additional qualified personnel, we may not be able to operate our business successfully. Our future success largely depends on our ability to attract and retain highly skilled hardware and software engineers, particularly call processing engineers and digital signal processing engineers. If we cannot continue to attract and retain quality personnel, that failure would significantly limit our ability to compete and to grow our business. Our success also depends upon the continuing contributions of our key management, research, product development, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. Except for an employment and severance agreement we have with Glenn Ehley, our CEO and President, and a noncompetition agreement that we have with Terry Williams, our CTO, we do not have employment or noncompetition agreements with any of our key officers. We also do not have key man life insurance policies covering any of our employees. See Part I, Employees for discussion of potential impediments to retention of key personnel.

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

We may make future acquisitions that dilute our stockholders’ percentage ownership, cause us to incur debt or assume contingent liabilities and subject us to other risks. We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities, help secure critical sources of supply or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

Issue stock that would dilute our current stockholders’ percentage ownership;

Incur debt; or

Assume liabilities.

These purchases also involve numerous risks, including:

Problems combining the purchased operations, technologies or products;

Unanticipated costs;

Diversion of management’s attention from our core business;

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

Directors’ and officers’ insurance may be difficult or cost prohibitive to obtain. Our current directors’ and officers’ insurance policy was difficult and expensive to obtain. The policy will expire on December 6, 2003. It may be difficult and/or it will be expensive to secure a replacement policy. If we are unable to renew or secure a replacement policy, we could lose our officers and directors and it will be extremely difficult to recruit qualified replacements for our management team and board of directors, which would have a material adverse affect on our business.

Control by our existing stockholders could discourage the potential acquisition of our business. As of February 3, 2003, 5% or greater stockholders and their affiliates owned 9.6 million shares of our common stock or approximately 40.4% of our outstanding shares of common stock. In addition, three of these stockholders hold the rights to conversion of another 13.0 million shares of common stock. Acting together, these stockholders would be able to control all matters requiring approval by stockholders, including the election of directors. Moreover, if TECORE and SCP II invest $16,000,000 in the Company, under the terms of the proposed financing as currently contemplated, the combined interests of the two investors will constitute a controlling interest in the Company, with TECORE holding a majority of the outstanding shares on a fully diluted basis (assuming conversion of TECORE's Note). This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing a premium over the market price for their shares of common stock.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that mature within 24 months. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at December 31, 2002.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our balance sheet as of December 31, 2002 and 2001 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002 and the report of Deloitte & Touche LLP, Independent Auditors (which report expresses an unqualified opinion and includes explanatory paragraphs related to substantial doubt as to the Company's ability to continue as a going concern and to the Company's adoption of Statement of Financial Accounting Standards No. 145), are included as an annex to this annual report on Form 10-K beginning on page F-1.

SELECTED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly financial data for the four quarters in 2001 and 2002 and such information expressed as a percentage of our net revenues. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information for the quarters presented.

	QUARTER ENDED

	MAR. 31 2001	JUN. 30 2001	SEP. 30 2001	DEC. 31 2001	MAR. 31 2002	JUN. 30 2002	SEP.30 2002	DEC. 31 2002

				(IN THOUSANDS)		As Restated	As Restated
Net revenues	$6,394	$1,886	$2,127	$4,137	$6,510	$7,210	$7,305	$2,001
Cost of revenues	6,264	4,212	3,246	2,995	4,564	5,419	5,457	1,975
Write down of obsolete and excess inventory	(176)	7,012	417	1,506	—	—	—	145

Gross Profit (loss)	306	(9,338)	(1,536)	(364)	1,946	1,791	1,848	(119)
OPERATING EXPENSES (GAINS):
Research and development	8,656	9,663	4,440	2,804	3,432	3,210	3,046	2,856
Sales and marketing	4,173	4,653	1,716	1,394	1,512	1,450	1,391	1,079
General and administrative	2,172	4,150	2,516	2,807	1,280	1,308	912	(461)
Gain on vendor settlements			(461) (2)	(1,461) (2)		(30) (1)	(674) (1)

Total operating expenses	15,001	18,466	8,211	5,544	6,224	5,938	4,676	3,474
Other income (expense), net	360	231	206	(254)	128	66	159	44

Net loss	(14,335)	(27,573)	(9,541)	(6,162)	(4,150)	(4,081)	(2,668)	(3,549)
Accretion of discount —redeemable preferred stock	—	(199)	(407)	(430)	(456)	(483)	(511)	(542)
Dividends on preferred stock	—	(300)	(600)	(600)	(600)	(600)	(600)	(600)

Net loss attributable to common stock	$(14,335)	$(28,072)	$(10,548)	$(7,192)	$(5,206)	$(5,164)	$(3,779)	$(4,691)

(1)	Subsequent to the issuance of its quarterly financial statements for the quarters ended June 30, 2002 and September 30, 2002, the Company determined that gains on vendor settlements of approximately $30,000 and $673,000, respectively classified as extraordinary should have been classified as operating to comply with Statements of Financial Accounting Standards No. 145. Accordingly statements of operations for those interim periods have been restated. The reclassification had no effect on net loss or net loss attributable to common stock for any period.
(2)	Extraordinary gain on vendor settlements reclassified to operating expenses to conform with Statement of Financial Accounting Standards No. 145.

	QUARTER ENDED

	MAR. 31 2001	JUN. 30 2001	SEP. 30 2001	DEC. 31 2001	MAR. 31 2002	JUN. 30 2002	SEP. 30 2002	DEC. 31 2002

	(AS PERCENTAGE OF NET REVENUES)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	98.0%	223.3%	152.6%	72.4%	70.1%	75.2%	74.7%	98.7%
Write down of obsolete and excess inventory	(2.8)%	371.8%	19.6%	36.4%	0.0%	0.0%	0.0%	7.2%

Gross Profit (loss)	4.8%	(495.1)%	(72.2)%	(8.8)%	29.9%	24.8%	25.3%	(5.9)%
Operating expenses
Research and development	135.4%	512.4%	208.7%	67.8%	52.7%	44.5%	41.7%	142.7%
Sales and marketing	65.2%	246.7%	80.7%	33.7%	23.2%	20.1%	19.0%	53.9%
General and administrative	34.0%	220.0%	118.4%	67.9%	19.7%	18.1%	12.5%	(23.0)%
Gain on vendor settlements	—	—	(21.7)%	(35.3)%	—	(0.4)%	(9.2)%	—

Total operating expenses.	234.6%	979.1%	386.0%	134.0%	95.6%	82.4%	64.0%	173.6%
Other income (expense), net	5.6%	12.2%	9.7%	(6.1)%	2.0%	0.9%	2.2%	2.2%

Net loss	(224.2)%	(1,462.0)%	(448.6)%	(149.0)%	(63.7)%	(56.6)%	(36.5)%	(177.4)%
Accretion of discount --redeemable preferred stock	—	(10.6)%	(19.1)%	(10.4)%	(7.0)%	(6.7)%	(7.0)%	(27.1)%
Dividends on preferred stock	—	(15.9)%	(28.2)%	(14.5)%	(9.2)%	(8.3)%	(8.2)%	(30.0)%

Net loss attributable to common stock	(224.2)%	(1,488.5)%	(495.9)%	(173.9)%	(79.9)%	(71.6)%	(51.7)%	(234.4)%

Calculations adjusted from those previously reported for the quarters ended September 30, 2001, December 31, 2001 and June 30, 2002 and September 30, 2002 for effects of reclassification adjustments described in notes to results table above.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

NAME	AGE	POSITION

Glenn A. Ehley	41	President, Chief Executive Officer and Director

James W. Brown(2)	51	Chairman

Darrell Lance Maynard(1)(2)	49	Director

George M. Calhoun(1).	50	Director

Joseph F. Gerrity	50	Vice President of Finance, Chief Financial Officer and Treasurer

Stuart P. Dawley	40	Vice President, General Counsel, Investor Relations Officer and Secretary

Timothy J. Mahar.	55	Vice President of Worldwide Sales

Thomas R. Schmutz	41	Vice President of Engineering

William J. Lee	47	Vice President of Operations

Bennet Wong	42	Vice President, Technical Sales and Business Development

Patricio X. Muirragui	53	Vice President, Quality

Terry L. Williams	41	Chief Technical Officer

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

James W. Brown has served as a director since November 1997 and as Chairman of the Board since October 1999. He serves as the designee of SCP Private Equity Partners II, LP, one of the Company’s stockholders. Mr. Brown has been a Partner, since 1996, of SCP Private Equity Management, LP and its successors, which manage private equity investment funds. Mr. Brown has also been a Managing Director of CIP Capital Management, Inc. since 1994. From 1989 until 1994, Mr. Brown was Chief of Staff to the Governor of Pennsylvania. Prior to his public service, he was a partner in a major Philadelphia law firm. Mr. Brown received a J.D. from the University of Virginia and a B.A. from Villanova University’s Honors Program.

Darrell Lance Maynard has served as a director of the Company since January 2002. Since 1996, he has been the President and Chairman of Southeast Telephone (SET), of which he was a founder, in Pikeville, Kentucky. SET is a telecommunications provider of long distance, local service, Internet service and paging. Mr. Maynard was selected as the SBA 2002 Small Business Person of the Year for the Commonwealth of Kentucky. Mr. Maynard attended Michigan Technological University in Houghton, Michigan.

George M. Calhoun has served as a director of the Company since March 2002. He was Chairman and CEO of Illinois Superconductor Corporation (Nasdaq: ISCO) from 1999 until 2002. He has more than 23 years of experience in high-tech wireless systems development, beginning in 1980 as the co-founder of InterDigital Communications Corporation (Nasdaq: IDCC), where he participated in the development of the first commercial application of digital TDMA radio technology, and introduced the first wireless local loop system to the North American telecommunications industry. Dr. Calhoun was a Director and Vice-Chairman of Geotek (which filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in 1998), and served as the Chairman of the company’s engineering joint venture in Israel, PowerSpectrum Technologies, Ltd. until 1998. In 1998, Dr. Calhoun founded Davinci Solutions, LLC, a consulting firm focused on wireless and Internet technology companies. Dr. Calhoun holds a Ph.D. in Systems Science from the Wharton School at the University of Pennsylvania, as well as a B.A. from the same university.

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

Timothy J. Mahar has served as Vice President of Worldwide Sales since August 2001. Prior to that, he served as Vice President of Marketing and Business Development from February 2000 to August 2001. Prior to joining the Company, Mr. Mahar served in several sales and marketing management positions at Siemens Information and Communications Networks since 1992. From October 1998 to February 2000 he served as Vice President of Sales and Business Development and from October 1997 to October 1998 as Vice President of Business Solutions. Mr. Mahar holds an M.S. in Electrical Engineering and a B.S. in Computer Engineering from the University of Wisconsin — Milwaukee.

Thomas R. Schmutz has served as Vice President of Engineering since August 2001. Prior to being elected as Vice President of Engineering, he served as the Company’s Director of Engineering beginning in 1995. Mr. Schmutz holds a MS in Engineering from the Georgia Institute of Technology and a BS from the United States Military Academy. He holds thirteen U.S. patents in the wireless technology field.

William J. Lee has served as Vice President of Operations since October 1999. Prior to that, he served as the Company’s Vice President of Services beginning October 1999. Mr. Lee joined the Company in June 1999 as Director of Services. From January 1985 to June 1999, Mr. Lee served in several capacities with Siemens Information and Communications Networks, most recently as Director of Systems Integrations Services. Prior to joining Siemens, Mr. Lee was a Lecturer at the Midwest College of Engineering in Northern Illinois and held various positions with AT&T Network Systems. Mr. Lee holds a B.S. in Computer Science from Northern Illinois University.

Patricio X. Muirragui has served as Vice President of Quality since January 2001. Prior to January 2001, for more than 24 years Mr. Muirragui several capacities with Siemens Information and Communications Networks, most recently as Director of Quality. Prior to joining Siemens in 1976, Mr. Muirragui held various positions, as a Member of the Technical Staff, at Bell Laboratories. Mr. Muirragui holds a BSEE from Purdue University and a MSEE from the University of California, Berkeley.

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

Terry L. Williams has served the Chief Technical Officer since August 2001 having joined the Company as its co-founder in 1994. Prior to that, he served at Harris Corporation and GE Aerospace on numerous government/commercial projects focusing on communications, signal processing and advanced radar technology. Mr. Williams is the architect of the Company’s broadband SDR radio and holds eleven U.S. patents in the wireless field. Mr. Williams holds an MSEE from the Georgia Institute of Technology and a B.S. from Mississippi State University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of copies of reports filed by persons (“reporting persons”) required to file such reports pursuant to Section 16(a) of the Exchange Act, we believe that all filings required to be made by reporting persons with respect to the year ended December 31, 2002 were timely made in accordance with the requirements of the Exchange Act, except that the Form 3 for Mr. Calhoun reporting his appointment by our board of directors that was inadvertently filed late.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation awarded to, earned by, or paid to (i) our Chief Executive Officer, and (ii) the four highest compensated executive officers who were serving as executive officers at December 31, 2002, (collectively, the “named executive officers”) for services rendered in all capacities with respect to the fiscal years ended December 31, 2000, 2001 and 2002:

	ANNUAL COMPENSATION			LONG-TERM COMPENSATION AWARDS(1)

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)		SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION ($)(4)

Glenn A. Ehley	2002	250,000	—	103,033	(2)	—	5,500
President, Chief Executive	2001	187,090	132,500	51,767	(3)	—	5,100
Officer and Director	2000	139,554	64,156	268,937	(3)	—	5,100
William J. Lee	2002	183,900	—	—		—	5,500
Vice President of Operations	2001	183,058	34,533	—		—	5,100
	2000	160,908	70,801	—		—	4,510
Thomas R. Schmutz	2002	183,644	28,511	—		—	5,500
Vice President of Engineering	2001	156,641	41,051	—		—	5,100
	2000	131,100	10,261	—		—	4,241
Joseph F. Gerrity	2002	178,750	—	—		—	5,363
Chief Financial Officer	2001	140,395	26,462	—		—	5,006
	2000	88,462	1,776	—		—	2,707
Bennet Wong	2002	157,300	3,539	30,000	(3)	—	5,500
Vice President of Technical Sales &	2001	146,405	17,079	—		—	4,905
Business Development	2000	109,380	5,059	—		—	3,433

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

   (2)    Represents performance-based sales bonuses, premiums paid for life insurance policy, and legal fees paid for personal representation.

   (3)    Represents performance-based sales bonuses.

   (4)    Represents a matching contribution to a defined contribution plan.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options to the named executive officers during the fiscal year ended December 31, 2002:

NAME	INDIVIDUAL GRANTS		EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM(1)

	SECURITIES UNDERLYING OPTION/SARS GRANTED (#)	%OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR 2002			5%($)(2)	10%($)(2)

Timothy J. Mahar	15,000	11.5%	$0.61	1/7/12	$5,754	$14,583

   (1)    Options vest in three installments over a two-year period. The options in this table expire ten years after grant.

   (2)    These columns show the hypothetical value of the options granted at the end of the option terms if the price of our common stock were to appreciate annually by 5% and 10%, respectively, based on the grant date value of our common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding stock option exercises by the named executive officers during the fiscal year ended December 31, 2002, and stock options held by the named executive officers at December 31, 2002:

NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)(1)	NO. OF SECURITIES UNDERLYING UNEXERCISED OPTIONS HELD AT FISCAL YEAR-END		VALUE OF UNEXERCISED, IN-THE-MONEY OPTIONS AT FISCAL YEAR-END(2)

			EXERCISABLE (#)	UNEXERCISABLE (#)	EXERCISABLE ($)	UNEXERCISABLE ($)

Glenn A. Ehley	10,869	$28,086	241,024	106,331	$10,500	$3,500
William J. Lee	—	$—	97,494	66,331	$2,100	$700
Thomas R. Schmutz	317	$299	55,414	28,149	$2,100	$700
Joseph F. Gerrity	—	$—	40,465	17,110	$2,100	$700
Bennet Wong	—	$—	41,179	19,673	$2,100	$700

   (1)    Calculated based on the fair market value of our common stock on the date of exercise minus the exercise price, multiplied by the number of shares issued upon exercise of the options.

   (2)    Calculated by determining the difference between the exercise price of the options and $0.52, the closing price of our common stock on December 31, 2002.

COMPENSATION OF DIRECTORS

We modified our policy on the compensation of directors retroactive to January 1, 2002. We compensate all outside, independent directors (currently Mr. Maynard and Mr. Calhoun) $1,000.00 for attendance at each meeting of our Board of Directors and any committee meetings. In addition, non-employee, non-affiliated directors are entitled to receive option grants and awards under our 1999 Equity Incentive Plan. All directors will be reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees.

EMPLOYMENT AND OTHER COMPENSATORY ARRANGEMENTS

During August 2001, we entered into an employment agreement with Glenn A. Ehley, President and Chief Executive Officer, that contains change of control and severance provisions. Should Mr. Ehley be terminated without “cause” (as defined in the employment agreement), the agreement provides for special severance (twelve months of pay) plus benefits payable in a lump sum within three days after termination and accelerated vesting of stock options that would have vested within two years after termination. In addition, Mr. Ehley has the right to participate in the Acquisition Bonus Program adopted by the Board of Directors on August 24, 2001 to compensate employees in the event of a change in control of the Company. This program gives the CEO the authority to set aside a certain percentage of the net proceeds associated with an acquisition or merger constituting a change in control of the Company. The percentage varies depending on the amount of the proceeds. The CEO would then allocate this pool to all employees in his discretion.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. During the year ended December 31, 2002, Mr. Brown served as a member of the Compensation Committee. Mr. Brown is affiliated with SCP Private Equity Partners, L.P. (“SCP”) which holds more than 5% of the outstanding and issued shares of our common stock acquired in the following financings:

1999 BRIDGE FINANCING

In early June 1999, we closed on loans in an aggregate amount of $800,000 from certain existing stockholders or related affiliates. The loans were evidenced by demand promissory notes and accrued interest at the prime rate plus 2% per annum. The demand notes were canceled and exchanged for convertible promissory notes as part of the initial closing of our convertible promissory notes and warrant offering. SCP, an affiliate of Mr. Brown, who serves as a director and Chairman of the Board, participated in this financing in an amount of $200,000.

In mid-June 1999, we closed on $6.0 million of convertible promissory notes along with warrants to purchase approximately 490,663 shares of our common stock. In July and August 1999, we closed on an additional $338,187 of convertible promissory notes along with warrants to purchase approximately 27,656 shares of our common stock. Currently as a result of the 1999 bridge financing, there are warrants outstanding to purchase a total of 456,945 shares of our common stock with an exercise price of $3.49 per share. The number of shares underlying the warrants and the exercise price per share were adjusted in May 2001 pursuant to the anti-dilution rights of the warrant holders. Among the purchasers of the convertible promissory notes and warrants was SCP ($2,500,000). The principal and accrued interest under the outstanding convertible promissory notes totaling $6,485,985 were automatically converted into shares of our Series G preferred stock upon the closing of the Series G financing.

REDEEMABLE, CONVERTIBLE SERIES B PREFERRED FINANCING

On May 16, 2001, we issued 955,414 shares of preferred stock to three existing stockholders, SCP II, Tandem and Mellon, at $31.40 per share for a total face value of $30 million. The preferred stock is redeemable at any time after May 31, 2006 out of funds legally available for such purposes. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. Initially, each share of preferred stock was convertible, at any time, into ten shares of common stock. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively the right to designate two members of the Board of Directors. In the event of any liquidation, dissolution or winding up of the company, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders. In association with this preferred stock investment, we issued immediately exercisable warrants to purchase 2,866,242 shares of our common stock for $3.14 per share, which expire on May 14, 2011. Effective October 31, 2002, the preferred stockholders irrevocably and permanently waived the right of optional redemption applicable to the Series B Convertible Preferred Stock as set forth in the Certificate of Designation and the right to treat a specific proposed “Sale of the Corporation” as a “Liquidation Event,” to the extent that such treatment would entitle the preferred stockholders to receive their “Liquidation Amount” per share in a form different from the consideration to be paid to holders of our common stock in connection with such Sale of the Corporation. This waiver allowed us to classify the Series B Convertible Preferred Stock as a part of our stockholders’ equity.

2003 BRIDGE FINANCING

On January 24, 2003, we entered into a Bridge Loan Agreement with SCP II and TECORE. We issued two Bridge Notes under the Bridge Loan Agreement, each in a principal amount of $3 million. The Bridge Notes carry an interest rate of two percent over the prime rate published in The Wall Street Journal and become due and payable on May 24, 2003. The Bridge Loan Agreement provides that the Bridge Notes are secured by a security interest in all of our assets including, without limitation, our intellectual property. As of March 28, 2003, we have received advances totaling $4.8 million under the Bridge Notes. We are currently negotiating a definitive funding agreement, under which SCP II and TECORE would provide us financing of $16 million in the form of secured notes convertible into our common stock. The proceeds of this proposed financing would be used to refund the advances under the Bridge Loan Agreement and to fund our operations.

As a condition of the issuance of the Bridge Notes on January 24, 2003 to SCP II and TECORE and subject to the closing of the proposed financing, each of our preferred stockholders agreed to convert their shares of Series B Convertible Preferred Stock into 6,369,427 shares of our common stock at a conversion ratio of 1:20, waive their right to receive accumulated but unpaid dividends on the preferred stock, and to cancel their warrants to purchase shares of our common stock in exchange for $500,000. SCP II has committed to taking additional shares of our common stock in lieu of receiving $500,000 in cash. Mellon and Tandem entered into a Stock Purchase and Sale Agreement dated January 24, 2003, pursuant to which Mellon will purchase all of the outstanding shares of our common stock that Tandem holds for $500,000.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the ownership of our common stock, of which 23,851,177 shares were outstanding as of February 3, 2003, and preferred stock, of which 955,414 shares were outstanding as of February 3, 2003, by (i) persons known by us to be beneficial owners of more than 5% of its common stock and more than 5% of the preferred stock, (ii) our directors, (iii) the named executive officers, and (iv) all executive officers and directors as of February 3, 2003 as a group:

	SHARES OF COMMON STOCK BENEFICIALLY OWNED(1)			SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK BENEFICIALLY OWNED(1) (13)

	SHARES		PERCENT	SHARES	PERCENT

SCP Private Equity Partners, LP	7,962,601	(2)	28.2%	318,471.33	33.33%
800 The Safeguard Building
435 Devon Park Drive
Wayne, PA 19087
Tandem PCS Investments, L.P	6,457,583	(3)	22.9%	318,471.33	33.33%
c/o Capital Communications CDPQ
1981 McGill College Avenue
Montreal, Quebec
H3A 3C7, Canada
Mellon Ventures, L.P.	4,618,442	(4)	16.5%	318,471.33	33.33%
One Mellon Center, Room 5300
Pittsburgh, PA 15258
VFC Capital, Inc.	3,445,687	(5)	14.4%
c/o Harris Corporation
1025 West NASA Boulevard
Melbourne, FL 32919
James W. Brown.	7,970,134	(6)	28.3%
Darrell Lance Maynard	4,009		*
George M. Calhoun	4,492		*

Glenn A. Ehley.	324,525	(7)	1.4%
William J. Lee.	111,994	(8)	*
Thomas R. Schmutz.	76,442	(9)	*
Joseph F. Gerrity.	42,199	(10)	*
Bennet Wong	45,298	(11)	*
All executive officers and directors as a group (12 persons)	8,828,584	(12)	27.0%

*          Indicates less than 1%

(1)       Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares listed in the table.

(2)       As reported in the Schedule 13D (the “SCP Schedule 13D”) filed 5/25/2001 on behalf of SCP Private Equity Partners II, L.P. (“SCP II”), or otherwise, of this amount 318,471.33 shares of Preferred Stock, which, for voting purposes, is convertible at a conversion price of $3.14 into 3,184,713 shares of Common Stock, and 955,414 shares of Common Stock issuable upon exercise of a warrant are beneficially held by SCP II, 3,437,687 shares of Common Stock and 214,988 shares of Common Stock issuable upon exercise of a warrant (adjusted from 204,443 shares upon the sale of Series B Preferred Stock) are beneficially held by SCP Private Equity Partners, L.P. (“SCP”) and 169,799 shares of Common Stock are beneficially held by CIP Capital L.P. (“CIP”).

(3)       As reported in the Schedule 13D filed 6/20/2001 on behalf of Tandem PCS Investments, L.P. (“Tandem”), or otherwise, of this amount 2,145,465 shares of Common Stock and 318,471.33 shares of Preferred Stock, which for voting purposes, is convertible at a conversion price of $3.14 into 3,184,713 shares of Common Stock, are beneficially held by Tandem, and 1,127,405 shares of Common Stock issuable upon exercise of warrants (171,991 shares of which were adjusted from 163,555 shares upon the sale of Series B Preferred Stock) are beneficially held by Tandem.

(4)       As reported in the Schedule 13D filed 5/29/2001 on behalf of Mellon Ventures, L.P., (“Mellon”), or otherwise, of this amount 478,315 shares of Common Stock and 318,471.33 shares of Preferred Stock which, for voting purposes, is convertible at a conversion price of $3.14 into 3,184,713 shares of Common Stock, are beneficially held by Mellon, and 955,414 shares of Common Stock issuable upon exercise of warrants are beneficially held by Mellon.

(5)       As reported in the Schedule 13G/A filed 2/10/2003 on behalf of Harris Corporation, and VFC Capital, a wholly-owned subsidiary of Harris, of this amount 3,401,828 shares of Common Stock and 43,859 shares of Common Stock issuable upon exercise of a warrant (43,859 shares were adjusted from 41,707 shares upon the sale of Series B Preferred Stock) are beneficially held by VFC Capital, Inc., a wholly owned subsidiary of Harris Corporation.

(6)       As reported in the SCP Schedule 13D, or otherwise, of this amount 318,471.33 shares of Preferred Stock, which, for voting purposes, is convertible into 3,184,713 shares of Common Stock, and 955,414 shares issuable upon exercise of a warrant and beneficially held by SCP II, 3,437,687 shares of Common Stock and 214,988 shares of Common Stock issuable upon exercise of a warrant (adjusted from 204,443 shares upon the sale of Series B Preferred Stock) are beneficially held by CIP. Mr. Brown is affiliated with each of SCP, SCP II and CIP. Includes an option to purchase Common Stock held by Mr. Brown exercisable immediately for 7,533 shares.

(7)       Includes 52,170 shares held by Mr. Ehley and options exercisable immediately for 253,524 shares and options exercisable within sixty days for 18,831 shares.

(8)       Includes 2,000 shares held by Mr. Lee and options exercisable immediately for 109,994 shares.

(9)       Includes 14,562 shares held by Mr. Schmutz and options exercisable immediately for 57,914 shares and options exercisable within sixty days for 3,966 shares.

(10)     Includes 1000 shares held by Mr. Gerrity and options exercisable immediately for 41,199 shares.

(11)     Includes 2,627 shares held by Mr. Wong and options exercisable immediately for 42,671 shares.

(12)     The executive officers and directors of the Company as a group consist of Glenn A. Ehley, Stuart P. Dawley, Joseph F. Gerrity, William J. Lee, Timothy J. Mahar, Patricio X. Muirragui, Thomas R. Schmutz, Terry L. Williams, Bennett Wong, James W. Brown, Darrell Lance Maynard, and Dr. George M. Calhoun.

(13)     For additional information and further description of the Series B Convertible Preferred Stock, see “Certain Relationships and Related Transactions” below. Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares listed in the table. The Series B convertible preferred stock is convertible immediately into common stock at the “current conversion price” as that term is defined in the Series B Convertible Preferred Stock Certificate of Designation.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,394,586	$4.85	1,504,667
Equity compensation plans not approved by security holders	—	$—	—

Total	2,394,586	$4.85	1,504,667

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a consulting agreement with us, Mr. Ehley’s father-in-law, Richard Blake, provides consulting services with respect to evolving telecommunications standards and business development opportunities in the military, public safety, law enforcement and government sectors. The agreement provides for a payment not to exceed $5,000 per month, exclusive of expenses, and is terminable at will by either party with thirty days’ notice.

On November 9, 2000, the Company loaned a former officer of the Company, Dr. R. Lee Hamilton, Jr., $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse Dr. Hamilton, when he was an officer, for an amount paid by him to exercise an option to purchase 113,274 shares of the Company’s common stock in February 2000 and is accordingly classified in stockholders’ equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against Dr. Hamilton in the event of a default. The unpaid principal amount of the note, which is classified as a deduction from stockholders’ equity together with all accrued and unpaid interest and any other sums owing under the note, are payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. As of December 31, 2001 this note was in default and therefore the payment of principal and interest was due in full. A portion of the collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503, including interest income of $6,534 and prepaid interest of $27,339 were transmitted to the Company on April 15, 2002 bringing payments on the note current. The Company continues to pursue collection of the note. The Company feels, given the full recourse on the note, that the funds held in a brokerage account, subject to an account control agreement, and the prepaid interest on the note provide adequate protection against default.

On March 14, 2001, the Company loaned Dr. Hamilton, $995,133 at an interest rate of 5.07% per annum secured by his pledge of stock under an Account Control Agreement dated as of March 14, 2001 among Dr. Hamilton, Salomon Smith Barney, Inc. and the Company. The principal represents the amount that the Company loaned to Dr. Hamilton to satisfy the alternative minimum tax liability incurred in connection with his exercise of options in February 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 14, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount of the note is outstanding. An allowance of $995,133 was recorded during 2001 for the estimated loss on this loan. The Company is not accruing any interest associated with this note.

On March 16, 2001, the Company loaned Mr. Ehley $221,977 at an interest rate of 5.07% per annum. The note is secured by the pledge of the officer’s stock under an Account Control Agreement dated as of March 16, 2001 among Mr. Ehley, Salomon Smith Barney Inc. and the Company. The principal represents the amount the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with his exercise of options to purchase 25,261 shares of Common Stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 16, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount and accrued interest of the note is outstanding however, it is not due. The note was valued at a market rate of interest (9%) and accordingly a discount of $43,040 was recorded against the note. The Company is not recognizing any interest income associated with this note.

In early June 1999, we closed on loans in an aggregate amount of $800,000 from certain existing stockholders or related affiliates. The loans were evidenced by demand promissory notes and accrued interest at the prime rate plus 2% per annum. The demand notes were canceled and exchanged for convertible promissory notes as part of the initial closing of our convertible promissory notes and warrant offering. SCP, an affiliate of Mr. Brown, who serves as a director and Chairman of the Board, participated in this financing in an amount of $200,000.

In mid-June 1999, we closed on $6.0 million of convertible promissory notes along with warrants to purchase approximately 490,663 shares of our common stock. In July and August 1999, we closed on an additional $338,187 of convertible promissory notes along with warrants to purchase approximately 27,656 shares of our common stock. Currently as a result of the 1999 bridge financing, there are warrants outstanding to purchase a total of 456,945 shares of our common stock with an exercise price of $3.49 per share. The number of shares underlying the warrants and the exercise price per share were adjusted in May 2001 pursuant to the anti-dilution rights of the warrant holders. Among the purchasers of the convertible promissory notes and warrants was SCP ($2,500,000). The principal and accrued interest under the outstanding convertible promissory notes totaling $6,485,985 were automatically converted into shares of our Series G preferred stock upon the closing of the Series G financing.

On May 16, 2001, we issued 955,414 shares of preferred stock to three existing stockholders, SCP II, Tandem and Mellon, at $31.40 per share for a total face value of $30 million. The preferred stock is redeemable at any time after May 31, 2006 out of funds legally available for such purposes. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. Initially, each share of preferred stock was convertible, at any time, into ten shares of common stock. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively the right to designate two members of the Board of Directors. In the event of any liquidation, dissolution or winding up of the company, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders. In association with this preferred stock investment, we issued immediately exercisable warrants to purchase 2,866,242 shares of our common stock for $3.14 per share, which expire on May 14, 2011. Effective October 31, 2002, the preferred stockholders irrevocably and permanently waived the right of optional redemption applicable to the Series B Convertible Preferred Stock as set forth in the Certificate of Designation and the right to treat a specific proposed “Sale of the Corporation” as a “Liquidation Event,” to the extent that such treatment would entitle the preferred stockholders to receive their “Liquidation Amount” per share in a form different from the consideration to be paid to holders of our common stock in connection with such Sale of the Corporation. This waiver allowed us to classify the Series B Convertible Preferred Stock as a part of our stockholders’ equity.

On January 24, 2003, we entered into a Bridge Loan Agreement with SCP II and TECORE. We issued two Bridge Notes under the Bridge Loan Agreement, each in a principal amount of $3 million. The Bridge Notes carry an interest rate of two percent over the prime rate published in The Wall Street Journal and become due and payable on May 24, 2003. The Bridge Loan Agreement provides that the Bridge Notes are secured by a security interest in all of our assets including, without limitation, our intellectual property. To date, we have received advances totaling $4.8 million under the Bridge Notes. We are currently negotiating a definitive funding agreement, under which SCP II and TECORE would provide us financing of $16 million in the form of secured notes convertible into our common stock. The proceeds of this proposed financing would be used to refund the advances under the Bridge Loan Agreement and to fund our operations. As a condition of the issuance of the Bridge Notes on January 24, 2003 to SCP II and TECORE, each of our preferred stockholders agreed to convert their shares of Series B Convertible Preferred Stock into 6,369,427 shares of our common stock at a conversion ratio of 1:20, waive their right to receive accumulated but unpaid dividends on the preferred stock, and cancel their warrants to purchase shares of our common stock in exchange for $500,000. SCP II has committed to taking additional shares of our common stock in lieu of receiving $500,000 in cash. Mellon and Tandem entered into a Stock Purchase and Sale Agreement dated January 24, 2003, pursuant to which Mellon will purchase all of the outstanding shares of our common stock that Tandem holds for $500,000.

ITEM 14.       CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are alerting them in a timely manner to material information required to be included in our periodic reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3. Exhibits

3.1(4)	Seventh Amended and Restated Certificate of Incorporation.

3.2(1)	Second Amended and Restated Bylaws.

3.3(2)	Amendment to Second Amended and Restated Bylaws.

3.4 (5)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.5 (8)	Certificate of Designation of Series B Convertible Preferred Stock.

3.6 (11)	Consent and Waiver of Holders of Series B Preferred Stock dated October 31, 2002.

4.1(1)	Specimen Certificate evidencing shares of Common Stock.

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6(6)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.7(6)	Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation.

10.1(1)	AirNet Communications Corporation 1999 Equity Incentive Plan.

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.6(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.7 (3)	Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley

10.8(5)	First Amendment To 1999 Equity Incentive Plan of Airnet Communications Corporation.

10.9(7)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.10(7)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.11(7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.12(7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

10.13(7)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.14(7)	Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997.00 made by Glenn Ehley in favor of AirNet Communications Corporation.

10.15(7)	Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation

10.16(7)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.17(8)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.18(8)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.19(8)	Amended and Restated Management and Employee Acquisition Bonus Program effective August 12, 2002.

10.20 (12)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.21 (12)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.22 (12)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.23 (12)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.24 (12)	Terms Sheet dated January 24, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.

10.25 (12)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003(with letter to escrow agent attached).

10.26 (12)	Notice of Election to Convert from Mellon Ventures, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.27 (12)	Notice of Election to Convert from Tandem PCS Investments, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.28 (12)

Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCS Investments, L.P., SCP Private Equity Partners II, L.P., Mellon Ventures, L.P. and Edwards& Angell, LLP, as escrow agent.

10.29 (12)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.30 (12)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.

10.31 (13)	Terms Sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.

23.1	Consent of Deloitte & Touche LLP.

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

   (7)    Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

   (8)    Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

   (9)    Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

 (10)    Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.

 (11)    Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.

 (12)    Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.

 (13)    Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.

b. Reports on Form 8-K

The Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on November 13, 2002 reporting one item under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits and on January 28, 2003 reporting one event under Item 2, Acquisition or Disposition of Assets, one item under Item 5, Other Events, and filing twelve exhibits under Item 7, Exhibits, and on March 26, 2003 reporting one event under Item 2, Acquisiton or Disposition of Assets, one item under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET COMMUNICATIONS CORPORATION
By:	/s/ GLENN A. EHLEY

Glenn A. Ehley President and Chief Executive Officer

Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

/s/ GLENN A. EHLEY	Director, President and Chief Executive Officer (Principal Executive Officer)

Glenn A. Ehley

/s/ JOSEPH F. GERRITY	Vice President of Finance, Chief Financial Officer, and Treasurer

Joseph F. Gerrity (Principal Financial and Accounting Officer)

/s/ JAMES W. BROWN	Director

James W. Brown

/s/ DARRELL LANCE MAYNARD	Director

Darrell Lance Maynard

/s/ GEORGE M. CALHOUN	Director

George M. Calhoun

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

AIRNET COMMUNICATIONS CORPORATION

CERTIFICATION

I, Glenn A. Ehley, President and Chief Executive Officer of AirNet Communications Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of AirNet Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/S/ GLENN A. EHLEY

Glenn A. Ehley President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

AIRNET COMMUNICATIONS CORPORATION

CERTIFICATION

I, Joseph F. Gerrity, Vice President and Chief Financial Officer of AirNet Communications Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of AirNet Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/S/ JOSEPH F. GERRITY

Joseph F. Gerrity Vice President of Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(4)	Seventh Amended and Restated Certificate of Incorporation.

3.2(1)	Second Amended and Restated Bylaws.

3.3(2)	Amendment to Second Amended and Restated Bylaws.

3.4 (5)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.5 (8)	Certificate of Designation of Series B Convertible Preferred Stock.

3.6 (11)	Consent and Waiver of Holders of Series B Preferred Stock dated October 31, 2002.

4.1(1)	Specimen Certificate evidencing shares of Common Stock.

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6(6)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.7(6)	Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation

10.1(1)	AirNet Communications Corporation 1999 Equity Incentive Plan.

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.6(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.7 (3)	Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley

10.8(5)	First Amendment To 1999 Equity Incentive Plan of Airnet Communications Corporation.

10.9(7)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.10(7)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.11(7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.12(7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

10.13(7)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.14(7)	Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997.00 made by Glenn Ehley in favor of AirNet Communications Corporation.

10.15(7)	Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation

10.16(7)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.17(8)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.18(8)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.19(8)	Amended and Restated Management and Employee Acquisition Bonus Program effective August 12, 2002.

10.20 (12)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.21 (12)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.22 (12)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.23 (12)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.24 (12)	Terms Sheet dated January 24, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.

10.25 (12)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003(with letter to escrow agent attached).

10.26(12)	Notice of Election to Convert from Mellon Ventures, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.27 (12)	Notice of Election to Convert from Tandem PCS Investments, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.28 (12)

Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCs Investments, LP, SCP Private Equity Partners II, LP, Mellon Ventures, LP and Edwards& Angell, LLP, as escrow agent.

10.29 (12)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, LP

10.30 (12)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.31 (13)	Terms sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

23.1	Consent of Deloitte & Touche LLP.

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

   (7)    Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

   (8)    Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

   (9)    Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

 (10)    Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.

 (11)    Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.

 (12)    Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.

 (13)    Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.

AIRNET COMMUNICATIONS CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
AirNet Communications Corporation:

We have audited the accompanying balance sheets of AirNet Communications Corporation (the Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, negative cash flows, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for gains and losses on extinguishment of debt in 2002 to conform to Statement of Financial Accounting Standards No. 145.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants Orlando, Florida March 31, 2003

AIRNET COMMUNICATIONS CORPORATION
BALANCE SHEETS

	As of December 31,

	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,205,478	$4,701,646
Accounts receivable - net of allowance for doubtful accounts of $1,200,000 and $3,404,290 in 2002 and 2001, respectively	569,348	5,796,245
Inventories	14,459,025	21,871,094
Notes receivable	923,266	775,345
Other	1,062,553	1,879,645

TOTAL CURRENT ASSETS	20,219,670	35,023,975

PROPERTY AND EQUIPMENT
Test equipment and other	12,951,197	13,067,795
Computer equipment	5,864,391	5,877,841
Software	3,425,461	3,404,550
Office equipment, furniture, and fixtures	644,320	658,324
Leasehold improvements	937,398	937,398

	23,822,767	23,945,908
Accumulated depreciation	(15,663,247)	(12,448,041)

PROPERTY AND EQUIPMENT, NET	8,159,520	11,497,867

OTHER ASSETS
Long-term notes receivable, less current portion (net of allowance for doubtful accounts of $0 and $1,400,000 in FY 2002 and 2001, respectively)	277,856	1,216,090
Other long-term assets	2,172,998	2,137,376

TOTAL OTHER ASSETS	2,450,854	3,353,466

TOTAL ASSETS	$30,830,044	$49,875,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,801,144	$5,224,331
Accrued payroll and other expenses	3,597,109	2,816,616
Current portion of capital lease obligations	53,291	366,633
Customer deposits	101,296	547,945
Deferred revenues	1,402,851	2,637,703

TOTAL CURRENT LIABILITIES	7,955,691	11,593,228

LONG-TERM LIABILITIES
Long-term accounts payable	800,496	2,021,561
Dividends payable - series B redeemable convertible preferred stock	3,900,000	1,500,000
Capital lease obligations less current portion	15,998	48,500
Other long term liabilities	20,569	—

TOTAL LONG-TERM LIABILITIES	4,737,063	3,570,061

TOTAL LIABILITIES	12,692,754	15,163,289

COMMITMENTS AND CONTINGENCIES	—	—
Redeemable convertible preferred stock (liquidation value of $60,000,000 plus accrued dividends)	—	16,343,531
STOCKHOLDERS’ EQUITY
Convertible preferred stock (liquidation value of $60,000,000 plus accrued dividends)	18,335,722	—
Common Shares, $.001 par value, 50,000,000 shares authorized, 23,851,177 and 23,789,865 issued and outstanding at December 31, 2002 and December 31, 2001, respectively,	23,851	23,790
Additional paid in capital	225,550,505	225,565,630
Accumulated deficit	(225,414,882)	(206,574,561)
Deferred stock-based compensation	(73,919)	(354,754)
Notes receivable - officer and former officer	(283,987)	(291,617)

TOTAL STOCKHOLDERS’ EQUITY	18,137,290	18,368,488

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,830,044	$49,875,308

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

NET REVENUES	$23,026,082	$14,544,223	$34,332,046
COST OF REVENUES	17,415,422	16,717,053	23,901,905
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	144,700	8,758,659	7,302,320

Gross profit (loss)	5,465,960	(10,931,489)	3,127,821

OPERATING EXPENSES (GAINS):
Research and development	12,543,815	25,563,216	29,634,807
Sales and marketing	5,432,134	11,935,772	10,447,472
General and administrative *	3,039,470	11,645,649	12,741,433
Gain on vendor settlements	(703,618)	(1,921,605)	—

Total costs and expenses	20,311,801	47,223,032	52,823,712

LOSS FROM OPERATIONS	(14,845,841)	(58,154,521)	(49,695,891)

OTHER INCOME (EXPENSE)
Interest income	443,079	848,873	4,699,926
Interest expense	(11,162)	(81,721)	(82,567)
Loss on disposal of fixed assets	(1,660)	(199,565)	—
Other, net	(32,546)	(24,708)	54,979

OTHER INCOME - net	397,711	542,879	4,672,338

NET LOSS	(14,448,130)	(57,611,642)	(45,023,553)
ACCRETION OF DISCOUNT - PREFERRED STOCK	(1,992,191)	(1,036,025)	—
PREFERRED DIVIDENDS	(2,400,000)	(1,500,000)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(18,840,321)	$(60,147,667)	$(45,023,553)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	23,822,913	23,783,637	23,579,467

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS- DILUTED	$(0.79)	$(2.53)	$(1.91)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.61)	$(2.42)	$(1.91)

Net loss attributable to common stock	$(0.79)	$(2.53)	$(1.91)

      *    Includes a bad debt recovery of $1.2M and a reversal of $1.4M in 2002 of previously recorded allowances for doubtful accounts

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

					Additional Paid in Capital			Note Receivable- Officer and Former Officer
							Deferred Stock-Based Compensation
	Preferred Stock		Common Stock			Accumulated Deficit			Total

	Shares	Amount	Shares	Amount

BALANCE DECEMBER 31, 1999	—	$—	23,233,146	$23,233	$211,235,646	$(101,403,341)	$(1,592,240)	$—	$108,263,298

Forfeitures of stock options	—	—	—	—	(213,270)	—	213,270	—	—
Exercise of common stock options	—	—	521,489	522	771,767	—	—	—	772,289
Amortization of deferred stock-based compensation	—	—	—	—	—	—	378,251	—	378,251
Offering costs related to previous public offering	—	—	—	—	(91,921)	—	—	—	(91,921)
Exercise of warrants	—	—	10,210	10	37,460	—	—	—	37,470
Note Receivable from officer	—	—	—	—	—	—	—	(112,660)	(112,660)
Net income (loss)	—	—	—	—	—	(45,023,553)			(45,023,553)

BALANCE DECEMBER 31, 2000	—	—	23,764,845	23,765	211,739,682	(146,426,894)	(1,000,719)	(112,660)	64,223,174
Warrants / conversion features series B preferred stock	—		—	—	14,273,884	—	—	—	14,273,884
Exercise of common stock options	—	—	25,020	25	39,171	—	—	—	39,196
Forfeiture of common stock options	—	—	—	—	(487,107)	—	487,107	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	158,858	—	158,858
Accretion of issuance costs and discounts	—	—	—	—	—	(1,036,025)	—	—	(1,036,025)
Note Receivable from officer	—	—	—	—	—	—	—	(178,957)	(178,957)
Preferred dividends						(1,500,000)			(1,500,000)
Net loss	—	—	—	—	—	(57,611,642)			(57,611,642)

BALANCE DECEMBER 31, 2001	—	—	23,789,865	23,790	225,565,630	(206,574,561)	(354,754)	(291,617)	18,368,488
Exercise of common stock options	—	—	61,312	61	17,214	—	—	—	17,275
Forfeiture of common stock options	—	—	—	—	(32,339)	—	32,339	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	248,496	—	248,496
Accretion of issuance costs and discounts	—	361,253	—	—	—	(1,992,191)	—	—	(1,630,938)
Note Receivable from officer	—	—	—	—	—	—	—	7,630	7,630
Recharacterization of redeemable preferred stock	955,414	17,974,469							17,974,469
Preferred dividends						(2,400,000)			(2,400,000)
Net loss	—	—	—	—	—	(14,448,130)			(14,448,130)

BALANCE DECEMBER 31, 2002	955,414	$18,335,722	23,851,177	$23,851	$225,550,505	$(225,414,882)	$(73,919)	$(283,987)	$18,137,290

See notes to financial statements

AIRNET COMMUNICATIONS CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

OPERATING ACTIVITIES
Net loss	$(14,448,130)	$(57,611,642)	$(45,023,553)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of assets	3,374,563	3,798,285	2,140,245
Amortization of deferred stock-based compensation	248,496	158,858	378,251
Provision for (recovery of) losses on accounts and notes receivable	(1,545,416)	5,677,249	7,272,952
Loss on disposal of fixed assets	1,660	199,565	—
Write down for inventory obsolescence	144,700	8,758,659	7,302,320
Gain on Vendor Settlements	(703,618)	(1,921,605)
Changes in operating assets and liabilities:
Accounts and notes receivable	7,562,625	4,739,951	(8,330,025)
Inventories	7,267,369	2,139,251	(24,093,128)
Other current assets	817,092	(851,309)	(528,018)
Other long-term assets	(35,621)	(1,541,246)	(574,695)
Accounts payable	(2,940,635)	(4,030,086)	6,734,088
Accrued payroll, other expenses, and other liabilities	801,061	(2,159,044)	2,034,288
Customer deposits	(446,649)	(1,010,312)	(2,835,837)
Deferred revenue	(1,234,852)	(4,523,643)	(7,078,006)

Total adjustments	13,310,775	9,434,573	(17,577,565)

NET CASH USED IN OPERATING ACTIVITIES	(1,137,355)	(48,177,069)	(62,601,118)

INVESTING ACTIVITIES
Cash paid for acquisition of capital assets	(217,137)	(3,311,810)	(8,699,688)
Proceeds from the disposal of fixed assets	179,262	162,641	—

NET CASH USED IN INVESTING ACTIVITIES	(37,875)	(3,149,169)	(8,699,688)

FINANCING ACTIVITIES
Net proceeds from issuance of preferred and common stocks	17,275	29,663,627	717,838
Notes receivable issued to officers	—	(1,217,130)	(112,660)
Payments for officers’ notes receivable	7,630	—	—
Principal payments on capital lease obligations	(345,843)	(1,286,096)	(859,360)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(320,938)	27,160,401	(254,182)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,496,168)	(24,165,837)	(71,554,988)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,701,646	28,867,483	100,422,471

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,205,478	$4,701,646	$28,867,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$11,162	$81,721	$82,567

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations	$37,034	$682,785	$1,136,106

Sales under long-term arrangements	$—	$—	$6,030,347

Issuance of warrants in connection with redeemable convertible preferred stock	$—	$14,273,884	$—

Reclassification of accounts payable to long-term accounts payable	$800,496	$2,021,561	$—

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.         NATURE OF OPERATIONS, BUSINESS OPERATIONS AND GOING CONCERN

Nature of Operations — AirNet Communications Corporation (the Company or AirNet) is engaged in the design, development, manufacture, and installation of broadband, software-defined base stations, base station controllers, and related wireless infrastructure components for wireless telecommunications in the Global Systems for Mobile Communications (GSM) market. This product and service line represents the Company’s one reportable segment as defined by FASB Statement of Financial Accounting Standards Statement 131, Disclosures about Segments of an Enterprise and Related Information. The Company was founded in 1994 and is incorporated in the state of Delaware.

Business Operations and Going Concern — The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of December 31, 2002, had an accumulated deficit of $225.4 million. Cash used in operating activities for the years ended December 31, 2002 and 2001 was $1.1 million and $48.2 million, respectively. The Company expects to have a net operating loss in 2003. At December 31, 2002, the Company’s principal source of liquidity was $3.2 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. The Company will require additional funding. As of March 28, 2003 the Company’s cash balance was $3.7 million, which includes a draw of $4.8 million against a Bridge Loan for interim funding (see Note 16).The amounts drawn against the bridge loan are due and payable on May 24, 2003. The Company’s current 2003 operating plan projects that cash available from planned revenue combined with the $3.7 million on hand at March 28, 2003 will not be adequate to defer the requirement for additional funding. The Company’s current negotiations for additional financing of $16 million, if successful (a portion of which will be used to pay off the Bridge Loan), is expected to provide funding needed for the Company to continue operations. See Note 16 to Financial Statements – Subsequent Events for further explanation. There can be no assurances that the proposed financing can be finalized on terms acceptable to the Company, if at all, or that the negotiated proposed financing will be adequate to sustain operations through 2003.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with one customer accounting for 49% of the revenue for 2002), ability to design new products, the erosion of product prices, the ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that the Company will achieve profitable operations in the near term, and since the Company will continue to consume cash in the foreseeable future, the Company must reduce the negative cash flows in the near term, or secure additional funding to continue operations. However, there can be no assurances that the Company will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize the capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debts or liquidation preference obligations to the preferred stockholders. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by its stockholders.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Vulnerability Due to Certain Concentrations and Other Risks — The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require collateral on accounts receivable; hence, the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are billed as contractual milestones are met, including deposits of up to 50% of the contracted amount at the inception of the contract. However, collection of the entire amounts due under the Company’s contracts to date have lagged behind shipment of products due to the substantial time period between shipment and the fulfillment of post-shipment contractual obligations. As of December 31, 2002 and 2001, the total due from two customers represented 71% and 54%, respectively, of accounts and notes receivable, with one customer representing 63% and 43%, respectively, of accounts and notes receivable.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

The Company’s customers are comprised primarily of cellular service providers. To date, the majority of the Company’s sales have been to customers in the United States, wherein communications are subject to the regulations imposed by the U.S. Federal Communications

Commission. Total sales outside the US commenced in 2000 and totaled approximately $6.7 million, $2.8 million, and $2.8 million in 2002, 2001, and 2000, respectively.

Long-Lived Assets — The Company periodically reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest) attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is required to be recognized. The amount of the loss is measured by the difference between the asset carrying value and its fair value. No impairment losses were recorded in 2002, 2001, or 2000.

Comprehensive Income (Loss) — Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. There were no changes in equity during the years presented herein exclusive of investments by owners and losses from operations. As such, the comprehensive loss for all periods presented is equal to the amount shown on the statement of operations as net loss.

Stock-Based Compensation — The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).  Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method rpescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).  Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted.  Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting perscribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net loss attributable to common stock, as reported	$(18,840,321)	$(60,147,667)	$(45,023,553)
Pro forma compensation expense	$(1,310,058)	$(1,530,027)	$(1,653,784)

Pro forma net loss attributable to common stock	$(20,150,379)	$(61,677,694)	$(46,677,337)

Net loss per share attributable to common
stock — basic and diluted, as reported	$(0.79)	$(2.53)	$(1.91)

Net loss per share attributable to common
stock — basic and diluted, pro forma	$(0.85)	$(2.59)	$(1.98)

Stock based compensation for the years ended 2000, 2001 and 2002 was $248,496, $158,858 and $378,251, respectively.

Financial Instruments — The carrying amounts reported in the balance sheet under cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the immediate or short-term maturity of these financial instruments.

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

Cash Equivalents — The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company’s policy is to invest excess funds with only well-capitalized financial institutions.

Inventories — Inventories are valued at the lower of cost (determined by the first-in, first-out basis) or market. Inventories are reviewed periodically and items considered to be slow moving or obsolete are written down to their estimated net realizable value. Finished goods delivered to customers are recorded in inventories until the related revenue is recognized.

Property and Equipment — Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Assets held under capital leases and leasehold improvements are amortized over the life of the related leases and the amounts are included in depreciation.

Capitalized Software Development Costs — In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (Statement 86), the Company capitalizes the costs associated with internally developed software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product’s release, and research and development performed as contractual requirements are charged to operations. The costs of this capitalized software development are amortized over the estimated useful lives of the product.

Revenue Recognition — Revenue from product sales is recognized after delivery, after determination that the fee is fixed and determinable and collectibility is probable, and after resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. While a customer has the right to reject and return a product, none of the Company’s contracts contain a contractual right of refund. If a product is rejected, the Company’s sole contractual obligation is to repair or replace the product. Customer acceptance is a two-step process: conditional acceptance and final acceptance. Contractual payments are due when each of these milestones has been reached. Although the Company has never failed to achieve acceptance, such a failure would not entitle the customer to a refund but rather the Company, in such an event, would be obliged to diligently resolve the conditions preventing acceptance.

Revenue is recognized for Original Equipment Manufacturer (OEM) and reseller product sales when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

Warranty and Customer Support — The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of revenue recognition. A provision for estimated future warranty and customer support is recorded when revenue is recognized.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

Research and Development Expenses — Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. These expenses include continued product development and engineering support costs for test development and technical services.

Income Taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change in the rate is enacted.

Recent Pronouncements — In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations (Statement 141) and Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of Statements 141 and 142, effective January 1, 2002, did not have a material impact on the Company.

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

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145) which updates, clarifies and simplifies existing accounting pronouncements. The rescission of FASB Statement No. 4 eliminates the requirement to report all gains and losses resulting from the early extinguishments of debt as extraordinary items. Statement 145 is effective for all transactions occurring after May 15, 2002, with earlier application encouraged. The Company adopted this Statement to be effective during the quarter ended June 30, 2002. As a result, the Company has reclassified an extraordinary gain on vendor settlements of $1,921,605 to operating expenses in the accompanying 2001 statement of operations.

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

In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Statement No. 123 (Statement 148.) Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosure in both annual and interim financial statements about method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based compensation.

In November 2002 the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. This interpretation requires the Company to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Fundings under the guarantee are to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Adoption of FIN 45 will have no impact on the Company’s historical financial statements, as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and extent of any issued guarantees but is not expected to have a material effect on the Company’s financial statements.

Loss Per Share — Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Net loss attributable to common stockholders is computed by adding dividends accrued but unpaid and accretion of discounts on cumulative preferred stocks to the net loss reported. Diluted net loss per share equals basic net loss per share for all periods reported since potential common shares are anti-dilutive. A reconciliation of the components used in computing basic and diluted net loss per share follows:

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net loss, as reported	$14,448,130	$57,611,642	$45,023,553

Plus Series B preferred dividends	2,400,000	1,500,000	—
Plus accretion of discounts on redeemable preferred stock	1,992,191	1,036,025	—

Net loss attributable to common stockholders	$18,840,321	$60,147,667	$45,023,553

Weighted average common shares outstanding	23,822,913	23,783,637	23,579,467
Net loss per share attributable to common stockholders, basic and diluted, as reported	$(0.79)	$(2.53)	$(1.91)

For the above-mentioned periods, the Company had securities outstanding that may have increased the loss per share but were excluded from the computation of diluted net loss per share in the periods presented since their inclusion would have been anti-dilutive. The potential number of common shares into which these outstanding securities were convertible is as follows:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Convertible preferred stock	9,554,140	6,020,417	—
Outstanding options	399,979	50,965	1,404,910
Warrants	—	—	531,086

Total	9,954,119	6,071,382	1,935,996

Weighted average exercise price of options	$0.45	$4.97	$5.31
Weighted average exercise price of warrant	$3.31	$3.31	$3.31

Reclassifications – Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 classifications.

2.         INVENTORIES

	AS OF DECEMBER 31,

	2002	2001

Raw Materials	$10,986,216	$15,247,743
Work in Process	1,850,265	1,258,410
Finished Goods.	155,062	2,028,519
Finished Goods Delivered to Customers	1,467,482	3,336,422

	$14,459,025	$21,871,094

Inventories as of December 31, 2002, represent a decrease of $1.8 million from December 31, 2001. A write-down of $0.1 million for the disposal of inventory was made in the fourth quarter of 2002.

3.         ACCOUNTS AND NOTES RECEIVABLE

At December 31, 2002, one customer on open accounts receivable represented 63% of the net carrying amount of accounts receivable, a significant concentration of credit risk. This customer’s balance is current as of December 31, 2002.

Provision for doubtful accounts and notes receivable amounted to $1,054,584, $5,677,249, and $7,272,952 for the years ended December 31, 2002, 2001, and 2000, respectively. Notes and accounts receivable recoveries totaled $1,200,000 and $0 in 2002 and 2001, respectively. In addition there was a reversal of the allowance for notes receivable of $1,200,000 in 2002. The allowance for doubtful accounts and notes receivable of $1,200,000 at December 31, 2002 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

The chart below (in $ millions) details the change in the allowance for doubtful accounts for the following periods:

	Accounts Receivable	Notes Receivable

Balance 12/31/99	$1.5	$—
Provision for bad debts	3.5	3.7
Recoveries	—	—
Chargeoffs	(0.9)	—

Balance 12/31/00	4.1	3.7
Provision for bad debts	1.3	4.4
Recoveries	—	—
Chargeoffs	(2.0)	(6.7)

Balance 12/31/01	3.4	1.4
Provision for bad debts	1.1	—
Reversal	—	(1.4)
Recoveries **	(1.2)	—
Chargeoffs	(2.1)	—

Balance 12/31/02	$1.2	$—

      ** Recoveries due to payment of account.

In mid-2000, management decided to provide vendor financing in select situations, including one customer whose open account of $9,015,051 was converted to a note receivable in June 2000, due on December 31, 2000. The customer defaulted on the note and the Company provided for an allowance for the estimated loss exposure of $3.7 million under the note at December 31, 2000. The Company entered into a mediated settlement agreement with the customer on March 29, 2001. The settlement agreement provided for the recovery of inventory, application of customer deposits and a cash payment of $3 million to be paid on or before July 29, 2001, which in the aggregate was sufficient to settle the customer’s account, assuming the amounts owed were collected in full, without further loss to the Company. This amount was collected in full on July 25, 2001.

4.         OTHER LONG TERM ASSETS

Other long-term assets consist of the following at December 31, 2002 and 2001 respectively:

	AS OF DECEMBER 31,

	2002	2001

Licensing and software development costs	$2,048,525	$2,048,525
Other long-term assets	124,473	88,851

	$2,172,998	$2,137,376

Licensing and software development costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The license fee agreements are for software to be used in the AdaptaCell Super Capacity Base Station and in the integration of the Company developed next generation standards into AirNet's product. The license terms for both of these agreements are perpetual with payments made as certain Company development milestones are reached. Total amounts paid under these agreements were approximately $0.9 million at December 31, 2001 and 2002 with the remaining balance of approximately $1.7 million in licensing fees to be made as certain, specified milestones are reached. Payments are expected to be made in 2003, 2004, and 2005.

The agreement for development costs includes certain external costs for testing and development of the AdaptaCell Super Capacity Base Station. The Company has capitalized approximately $1.1 million of software costs under this agreement, with an additional $0.1 million anticipated in 2003, and expects commercial availability of the product late in 2003 or early in 2004 at which point amortization of the capitalized software costs will begin.

5.         CONVERTIBLE NOTE AND WARRANT

On September 12, 1997, the Company entered into a Convertible Note and Warrant purchase agreement with Harris Corporation (Harris), pursuant to which Harris purchased a secured convertible promissory note and a warrant for $4,000,000. The Harris note was secured by all assets of the Company and bore interest at an annual rate of 8%. The Harris note was convertible into 112,296,970 shares of the Company’s

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

Series E voting cumulative preferred stock, and the Harris warrant was exercisable for the purchase of an additional 11,229,697 shares of Series E voting cumulative preferred stock at a warrant exercise price of $0.0356 per share. The fair value of the Harris warrant was calculated at $112,297 at the date of grant using the minimum valuation model. This fair value was accounted for as a discount on the note, and was being amortized over the life of the note.

Harris exercised its right of conversion of the note with a carrying value of $3,965,687 in September 1998 and received 112,296,970 shares of the Company’s Series E voting convertible preferred stock and the note was canceled. Harris transferred ownership of the warrant to its wholly owned subsidiary, VFC Capital, Inc. The warrant expired unexercised on September 12, 2002.

6.         BRIDGE FINANCING

Through a private placement in June and July 1999, the Company issued $6,338,187 of securities comprised of convertible promissory notes (1999 Bridge Notes) with attached warrants (the Bridge Warrants). The investors in these securities were also preferred stockholders. The 1999 Bridge Notes, which were to mature on December 11, 2000, bore interest at a rate of prime plus 2% and were payable upon maturity. The 1999 Bridge Notes were collateralized by a security interest in all assets of the Company, subordinated to a first lien for any debt incurred to finance receivables and inventory. The 1999 Bridge Notes were automatically convertible in the event that the Company closed on a private financing of at least $10 million or closed on an initial public offering of the Company’s common stock. As of September 16, 1999, the carrying value and accrued interest on the 1999 Bridge Notes totaling $6,485,985 was converted into Series G senior voting convertible preferred stock, which was subsequently converted into Company common stock.

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 518,335 shares of common stock were issued in June and August 1999 at an exercise price of $3.67 per share. In May 2001, the number of shares that can be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company's sale of Series B Convertible Preferred Stock at an effective exercise price of $3.14 per share. As of December 31, 2002, warrants to purchase 456,945 shares of common stock were outstanding at an exercise price of $3.49 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009. The fair value of the Bridge Warrants was calculated at $1,032,180 and was accounted for as a discount on the 1999 Bridge Notes. The fair value was determined using the Black-Scholes model based on the following assumptions:

Volatility	40.7%
Expected life.	10 years
Fair value of stock.	$3.67
Dividend rate.	0%
Risk-free interest rate.	6.11%

7.         REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES B PREFERRED)

On May 16, 2001, the Company issued 955,414 shares of Series B redeemable convertible preferred stock to three existing stockholders at $31.40 per share for a total face value of $30 million. The Series B redeemable convertible preferred stock was recorded in the initial amount of $15,307,506 (face value of $30 million less issuance costs of $418,610 and the fair value totaling $14,273,884 of detachable warrants and of the beneficial non-detachable conversion feature discussed below.) The stock is redeemable at any time after May 31, 2006 by the Company out of funds legally available for such purposes and initially each preferred share is convertible, at any time, into ten shares of common stock. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively to elect two members of the Board of Directors. Upon liquidation of the Company, or if a majority of the preferred stockholders agrees to treat a change in control or a sale of all or substantially all of our assets (with certain exceptions) as a liquidation, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders.

In association with this preferred stock offering, the Company issued detachable warrants to purchase 2,866,242 shares of common stock for $3.14 per share. The warrants expire on May 14, 2011 and are recorded in additional paid in capital at their estimated fair market value of $7,136,942, resulting in a like amount of discount on the preferred stock. The discount is being amortized using the effective interest method over the preferred stock redemption period.

An additional discount for $7,136,942, related to the intrinsic value of the beneficial conversion feature embedded in the preferred stock was also recorded as additional paid capital, after valuation of the warrants issued. The discount is recorded as an offset to the preferred stock and is being amortized over the preferred stock redemption period.

Effective October 31, 2002, the holders of all of the Company’s Series B redeemable convertible preferred stock irrevocably and permanently waived the right of optional redemption applicable to the Series B Preferred Stock as well as the right to treat a specific proposed Sale of the Corporation as a Liquidation Event, as defined, to the extent that such treatment would entitle the Series B Holders to receive their liquidation amount per share in a form different from the consideration to be paid to holders of the Company’s common stock in connection with such sale of the Corporation. As a result of the irrevocable removal of the redemption feature associated with the Series B preferred stock, the Company has reclassified the Series B preferred stock to stockholders’ equity in the accompanying 2002 balance sheet.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes option activity for the years ended December 31, 2002, 2001, and 2000:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at December 31, 1999	2,029,562	0.066	11.000	3.549
Granted	591,645	6.063	58.500	24.350
Terminated	(149,709)	0.066	39.750	7.320
Exercised	(521,489)	0.066	10.620	1.480

Outstanding at December 31, 2000	1,950,009	$0.066	$58.500	$10.130
Granted	2,142,815	0.450	7.81	3.930
Terminated	(1,600,603)	0.066	58.500	10.020
Exercised	(25,020)	0.066	3.320	1.650

Outstanding at December 31, 2001	2,467,201	$0.500	$4.000	$4.970
Granted	130,742	0.500	4.000	1.444
Terminated	(142,045)	0.450	56.500	5.252
Exercised	(61,312)	0.066	3.319	0.282

Outstanding at December 31, 2002	2,394,586	$0.500	$55.625	$4.846

For options outstanding and exercisable at December 31, 2002, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

		OPTIONS OUTSTANDING OPTIONS EXERCISABLE

PRICE RANGE	NUMBER	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$0.00 -$1.00	1,145,566	8.7 years	$0.47	813,519	$0.45
1.01 -2.50	315,981	4.9 years	2.08	255,847	2.05
2.51 -5.00	463,707	7.9 years	4.66	109,860	4.69
5.01 -7.50	51,304	8.0 years	5.97	18,152	6.16
Greater than7.50	418,028	6.8 years	19.00	258,537	17.27

	2,394,586		$4.85	1,455,915	$4.11

The outstanding options expire at various dates through December 2012. At December 31, 2002, a total of 1,455,915 shares were exercisable, with a weighted average exercise price of $4.11 per share. The weighted average remaining contractual life of options at December 31, 2002 with exercise prices ranging from $0.45 to $55.63 is 7.7 years. The weighted average fair value of the options issued for the years ended December 31, 2002, 2001 and 2000 is $0.76, $3.10, and $20.09, respectively.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

The weighted average exercise prices and fair values of options whose exercise price equal, or are less than, the market price on the grant date are as follows for the years ended December 31:

	2002		2001		2000

	EXERCISE PRICE	FAIR VALUE	EXERCISE PRICE	FAIR VALUE	EXERCISE PRICE	FAIR VALUE

OPTIONS ISSUED:
Equal market price	$0.85	$0.76	$3.93	$3.10	$24.35	$20.09
Greater than market price	$4.00	$1.08	—	—	—	—

At December 31, 2002, a total of 1,504,667 shares of the Company’s common stock were available for future grants of stock options.

Total compensation expense for options issued at an exercise price below fair value at the date of grant was $248,496, $158,858, and $378,251 for the years ended December 31, 2002, 2001 and 2000, respectively. Stock-based compensation expense is recognized on a straight-line method over the vesting period of the options.

Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the following assumptions:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Risk-free interest rate	3.61%	5.03%	6.19%
Expected life	4 years	4 years	4 years
Divided yield	0.00%	0.00%	0.00%
Volatility	160.90%	171.00%	139.00%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The effect of applying Statement 123’s fair value method to the Company’s stock options granted in 2002, 2001 and 2000 results in the following pro forma amounts:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Proforma net loss attributable to common stock	$(20,150,379)	$(61,677,694)	$(46,677,337)
Proforma net loss per share attributable to common
stock — basic and diluted.
	$(0.85)	$(2.59)	$(1.98)

9.         NOTES RECEIVABLE FROM OFFICER AND FORMER OFFICER

On November 9, 2000, the Company loaned a former officer of the Company $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 113,274 shares of the Company’s common stock in February 2000 and is accordingly classified in stockholders’ equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against the officer in the event of a default. The unpaid principal amount of the note, which is classified as a deduction from stockholders’ equity together with all accrued and unpaid interest and any other sums owing under the note, are payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. A portion of the collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503, including interest income of $6,534 and prepaid interest of $27,339 were transmitted to the Company on April 15, 2002 bringing payments on the note current. The Company continues to pursue collection of the note. The Company believes, given the full recourse provisions of the note, that the funds held in a brokerage account, subject to an account control agreement, and the prepaid interest on the note provide adequate protection against default on the note.

On March 14, 2001, the Company loaned a former officer of the Company $995,133 at an interest rate of 5.07% per annum secured by his pledge of stock under an Account Control Agreement dated as of March 14, 2001 among the officer, Salomon Smith Barney, Inc. and the Company. The principal represents the amount that the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with his exercise of Company options in February 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 14, 2006, the fifth anniversary of the date of the note. As of December 31, 2002, the entire principal amount of the note is outstanding. As of December 31, 2002 the note is not in default; however, a net balance of $0 is recorded in equity since an allowance of

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

$995,133 was recorded during 2001 for the estimated loss on this loan, given that there is no recourse on the note and that the former officer is no longer associated with the Company. The Company is not recognizing any interest associated with this note.

On March 16, 2001, the Company loaned another officer of the Company $221,997 at an interest rate of 5.07% per annum. The note is secured by the pledge of the officer’s stock under an Account Control Agreement dated as of March 16, 2001 among the officer, Salomon Smith Barney Inc. and the Company. The principal represents the amount the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options to purchase 25,261 shares of common stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 16, 2006, the fifth anniversary of the date of the note. As of December 31, 2002 the entire principal amount and accrued interest of the note is outstanding however, it is not due. The note was valued at a market rate of interest (9%) and accordingly a discount of $43,040 was recorded against the note. The Company is not recognizing any interest income associated with this note.

10.       EMPLOYEE RETIREMENT PLAN

The Company sponsors a retirement plan for all employees through a salary deduction 401-K savings plan. Employees are permitted to contribute to the plan up to 15% of eligible wages, not to exceed the maximum amount allowable by law. Commencing on January 1, 2000, the Company began a matching contribution of $0.50 for each $1.00 contributed by the employee, up to 3% of the employee’s annual base salary. The Company’s contribution vests ratably over a four-year period. Effective January 27, 2003 the Company stopped matching contributions. Total contributions made by the Company in 2002, 2001 and 2000 were $287,173, $454,074, and $459,867, respectively. During the year ended December 31, 2001 there was a partial termination of the plan due to the employee turnover during the year and as a result the vesting accelerated for those impacted by the reduction in force.

11.       INCOME TAXES

At December 31, 2002, the Company has approximately $162,097,000, of net operating loss carryforwards remaining to offset future taxable income. These net operating losses will expire at various dates through 2022. In addition, the Company has available approximately $2,958,000 of research and development tax credit carryforwards, expiring at various dates through 2022, which may be used to offset future regular tax liabilities. The benefit of all of these carryforwards has been fully offset by a valuation allowance at December 31, 2002 and 2001 because it is considered more likely than not that the benefits of the carryforwards will not be realized. U.S tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in ownership. The Company has performed the complex analysis to determine if net operating losses and tax credits are limited by Section 382 of the Internal Revenue Code (IRC) through December 7, 1999, the date of the Company’s initial public offering. The study was finalized in 2000. Through December 7, 1999, the Company had incurred two changes of ownership as defined by Section 382. As a result of the two changes of ownership, approximately $37,191,000 of net operating losses are no longer available to offset future taxable income. A corresponding reduction of approximately $13,995,000 has been made to the deferred tax asset related to net operating losses and the related valuation allowance. These adjustments to the deferred tax asset and the related valuation allowance were reflected in the financial statements of the Company for the year ended December 31, 2000.

Since December 8, 1999, the Company has not updated the Section 382 analysis to determine if another ownership change has occurred. If another change were deemed to have occurred, the new Section 382 limitation could reduce or eliminate the amount of net operating loss benefits that would be available to offset future taxable income each year, starting with the year of the ownership change.

A reconciliation of the statutory income tax rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,

	2002	%	2001	%	2000	%

Tax benefit at federal income tax rate	$(4,912,365)	(34.0)	$(19,587,958)	(34.0)	$(14,832,008)	(34.0)
State income taxes, net of federal benefit	(524,467)	(3.6)	(2,079,404)	(3.6)	(1,587,830)	(3.6)
Research and development credits	(239,895)	(1.7)	(462,597)	(0.8)	(882,073)	(2.0)
Other	119,934	0.8	111,449	0.2	(34,164)	(0.1)
Sec. 382 limitation	—	—	—	—	13,995,115	32.0
Increase in valuation allowance	5,556,793	38.5	22,018,510	38.2	3,340,960	7.7

Effective tax rate	$—	—	$—	—	$—	—

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

Significant components of the net deferred tax balances are as follows:

	AS OF DECEMBER 31,

	2002	2001

CURRENT
Deferred tax assets:
Inventories	$5,581,794	$7,693,945
Bad debts	526,820	1,807,854
Other	1,018,113	661,670

Total deferred tax assets	7,126,727	10,163,469
Deferred tax liabilities	(295,563)	(232,495)

Net deferred tax assets	6,831,164	9,930,974
Valuation allowance	(6,831,164)	(9,930,974)

NONCURRENT
Deferred tax assets:
Net operating loss carryforwards	$60,997,118	$52,329,242
Research and development credits	2,958,078	2,718,183
Organizational costs	—	—
Fixed assets	—	—
Other	21,387	21,375

	63,976,583	55,068,800
Deferred tax liabilities — accruals	(262,169)	(262,169)
Deferred tax liabilities — fixed assets	(806,497)	(555,317)

Net deferred tax assets	62,907,917	54,251,314
Valuation allowance	$(62,907,917)	$(54,251,314)

No amounts were paid for income taxes during any of the periods presented.

12.       COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases its primary manufacturing and office facilities under long-term noncancelable operating leases. The Company also has operating leases for certain other furniture, equipment and computers. Future minimum lease payments for long-term noncancelable operating leases as of December 31 are as follows:

2003	$374,365
2004	54,911
2005	33,384

$462,660

Rental expense charged to operations was $617,908, $1,425,831, and $1,182,020 for the years ended December 31, 2002, 2001 and 2000, respectively.

Capital Lease Obligations — The Company also leases certain computer and test equipment under capital lease agreements, which are reported as computer equipment in the accompanying financial statements. The net carrying value of such equipment is as follows:

	DECEMBER 31,

	2002	2001

Cost	$262,130	$4,086,096
Accumulated depreciation	(78,788)	(2,429,283)

	$183,342	$1,656,813

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

A schedule of future minimum lease payments under capital leases for the Company and the related present value of the net minimum lease payments as of December 31, 2002 follows:

2003	$58,981
2004	13,210
2005	4,823

Total minimum lease payments	77,014
Less amount representing interest	(7,725)

Present value of lease payments	69,289
Less capital lease obligations — current portion	(53,291)

Capital lease obligations, less current portion	$15,998

Agreements — Simultaneously with its equity investment in January 1995, Motorola, Inc. (Motorola) entered into an agreement with the Company whereby Motorola was granted the right to obtain non-exclusive, royalty-free licenses under any two of AirNet’s patents of Motorola’s choice. In return, the Company and Motorola have agreed not to enjoin the other and to negotiate license agreements in good faith with respect to possible patent infringement. In the event of a merger, consolidation or sale of AirNet, the Company has the option to require Motorola to either exercise its rights to obtain such licenses or to cancel such right in exchange for a payment by AirNet of $1 million per patent.

Litigation — On August 14, 2001, the Company’s vendor MC Test Service, Inc. d/b/a MC Assembly and Test filed an action against the Company in the Circuit Court for the 18th Judicial Circuit in Brevard County, Florida alleging, among other things, breach of contract and seeking damages in the amount of $1,300,000. The Company filed an answer raising affirmative defenses and a counterclaim seeking damages from MC Assembly and Test in excess of $5,000,000. The Company believes MC Assembly and Test shipped defective products, which resulted in lost business opportunities and hampered collections of the Company's outstanding receivables. In June 2002, the Company and MC Assembly and Test entered into a settlement agreement. The terms of the settlement agreement call for performance by both parties, including the purchase of products and the satisfaction of accounts payable during the third quarter of 2002. The terms of the agreement were met during the third quarter of 2002 and the matter is considered closed by both parties. The effect of the settlement agreement is included as a gain on vendor settlements in the accompanying financial statements for the year ended December 31, 2002.

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company’s initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time the Company believes the claims against it are without merit and intends to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants. In February 2003, the Motion to Dismiss was granted in part (with respect to AirNet) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against the Company’s two former officers named in the class action lawsuit have been dismissed without prejudice. The Company is not able to predict the impact, if any, the ultimate resolution of this lawsuit may have on its financial position or future results of operations.

In addition to the items listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, the Company believes that it has adequate legal defenses such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Purchase Commitments — On December 15, 2000 the Company entered into an agreement to purchase from a vendor (TECORE Wireless Systems) ten integrated switch products through December 31, 2002. Alternatively, the Company may buy-out the commitment by purchasing $3.0 million of TECORE common stock. Additionally, TECORE has an agreement dated December 13, 2001 with the Company to purchase products from AirNet under a reseller agreement dated October 31, 2001. As of December 31, 2002 the Company has purchased seven of the original ten products from TECORE. As of December 31, 2002 TECORE had placed orders with AirNet for $13.2 million resulting in revenue in 2002 for the Company of $11.3 million. Each agreement was negotiated separately and no terms in either agreement are dependent upon terms in the other agreement. Pursuant to the pending financing agreement TECORE is a related party.

Bonus Accrual — For the year ended December 31, 2002 the Company provided an accrual for employee bonuses of $1.2 million. These bonuses, which were recorded as earned in accordance with a Board approved bonus program, were scheduled to be paid in January 2003. Subsequent to year end, the Company entered into negotiations with SCP and Tecore (the Lenders) (see Note 16) and payment of the bonuses have been deferred until payment is approved by the Lenders.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

13.       MAJOR CUSTOMERS

Revenue generated from major customers representing more than 10% of net revenues during at least one of the years ended December 31, 2002, 2001, and 2000 is summarized below:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Customer A	$11,278,863	$2,049,902	$—
Customer B	$4,871,823	$362,651	$954,634
Customer C	$1,093,230	$2,417,084	$754,803
Customer D	$83,091	$2,033,606	$9,900,258
Customer E	$231,256	$1,899,442	$1,331,187
Customer F	$16,800	$1,573,067	$1,872,593
Customer G	$—	$—	$5,796,552
Customer H	$178,900	$390,714	$5,244,692

14.       VENDOR SETTLEMENT PROGRAM AND LONG TERM ACCOUNTS PAYABLE

During 2002, the Company entered into agreements with certain vendors to settle outstanding accounts payable totaling approximately $1,010,934 at discounts from the recorded liabilities, resulting in a gain, net of expenses, of $703,618 which is recorded as a gain from vendor settlements in the accompanying 2002 statements of operations. The vendors agreed, in exchange for the settlement, to release the Company from future liabilities related to these settled balances.

During the third and fourth quarters of 2001, the Company entered into agreements with certain vendors to settle outstanding payables totaling $11,280,221 at varying discounts from the recorded liability. The vendors agreed, in exchange for the settlement, to release the Company from future liability related to the settled balances. The total gain recorded as a result of these settlements was $1,921,605, net of expenses which is recorded in the accompanying 2001 statements of operations.

In addition, during 2001, the Company negotiated extended payment terms relating to accounts payable totaling approximately $2,323,886 with certain other vendors. These restructured terms included a partial payment by the Company of approximately $648,236 with remaining payments to be paid, as additional product is purchased from these vendors. The timing of these additional payments cannot be estimated since it is contingent upon the Company’s demand for each vendor’s product and accordingly the unpaid balances of $1,675,650 are included in accounts payable at December 31, 2002. Under agreements with these vendors, the Company pledged general inventory as security for any unpaid balances, payable upon the sale of the Company.

During the fourth quarter 2001 the company entered into long-term agreements with certain vendors to settle outstanding payables over a period in excess of one year. The long-term agreements require monthly or quarterly payments as well as certain milestone and final settlement payments. Amounts due under these agreements in excess of one year are recorded as long-term accounts payable in the accompanying financial statements. In addition to the liability recorded in the accompanying financial statements there are open purchase commitments with two of these vendors totaling approximately $1.8 million. The schedule of payments remaining is as follows:

2003	$1,114,168
2004	731,168
2005	69,328

Total	$1,914,664

Included in the long-term agreements with three of these vendors is a Security Agreement granting these vendors a security interest in the Company’s tangible property. These rights do not include the Company’s intellectual property and the rights can be subordinated in the event that the Company successfully raises additional funding in excess of $6.0 million.

15.       RELATED PARTY TRANSACTIONS

Pursuant to a consulting agreement with a relative of an officer, consulting services are provided to the Company with respect to evolving telecommunications standards and business development opportunities in the military, public safety, law enforcement and government sectors. The agreement provides for a payment not to exceed $5,000 per month and is terminable at will by either party with thirty days’ notice. For the fiscal years ended December 31, 2002, 2001, and 2000 the payments made under this agreement were $14,500, $71,074, and $63,116, respectively.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

16.       SUBSEQUENT EVENTS

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE, Inc., a Texas corporation (Tecore), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP and together with Tecore, the Lenders), pursuant to which each of the Lenders agreed, subject to the terms of the Loan Agreement, to make loans to the Company of up to $3,000,000 (collectively, the Commitments), for an aggregate interim financing of $6,000,000. The loans are to be repaid in cash by May 24, 2003 or such other date as the parties agree upon in writing. The annual interest rate on the loans is 2% plus prime rate as quoted in The Wall Street Journal.

The Loan Agreement provides that the Commitments will be secured by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the Lenders under the terms and conditions of a Security Agreement (the Security Agreement) dated as of the date of the Loan Agreement. The Company may draw down the balance of the Commitments in its discretion upon compliance with certain conditions set forth in the Loan Agreement. Each Lender provided an initial advance to the Company of $800,000 on January 24, 2003 for an aggregate of $1,600,000. Maximum cumulative draws, including the initial draw of $1,600,000, may be made according to the following schedule:

DRAW DOWN DATE	AMOUNT

Prior to February 24, 2003	$1,600,000
Prior to March 25, 2003	$3,200,000
Prior to April 24, 2003	$4,800,000
On or after April 24, 2003	$6,000,000

As of March 25, 2003, in accordance with the above schedule, the lenders have advanced a total of $4,800,000 to the Company. There can be no assurance that the final draw of $1,200,000 against the Bridge Loan will be fulfilled as requested by the Company, if at all.

Additionally, on January 24, 2003, the Company entered into a non-binding terms sheet with the Lenders, which was revised on March 25, 2003, for an investment (the Investment) of $16,000,000 (including a rollover of the Bridge Notes) in the form of senior secured convertible notes. The Company continues to negotiate with the Lenders but can provide no assurance that the Investment agreement will be executed. Pursuant to the revised terms sheet, the targeted contractual date for closing the Investment is April 24, 2003, but it may take longer to obtain the requisite stockholder and regulatory approvals. The notes, if executed, will initially be convertible into 148,011,101 shares of the Company’s common stock at an initial conversion price of $0.1081 per share.

A condition of the Investment, if made, is that the holders of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock), SCP, Tandem PCS Investments, LP (Tandem) and Mellon Ventures, LP (Mellon and together with SCP and Tandem, the Series B Holders) irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 19,108,281 shares of common stock at the closing of the Investment and agree to the cancellation of their warrants to purchase a total of 2,866,242 shares of the Company’s common stock. The Series B Holders have each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock contingent upon closing of the Investment and have become parties to an Escrow Agreement, pursuant to which the Notices, the certificates representing the Series B Preferred Stock and a General Release from Tandem (collectively, the Conversion Documents) will be escrowed until the closing of the Investment. In addition, Mellon and Tandem have entered into a separate agreement, pursuant to which Mellon will purchase all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock) at the closing of the Investment, for an aggregate purchase price of $500,000. Upon conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Convertible Preferred Stock shall expire.

Tecore was the Company’s largest customer, based on revenues, during the fiscal year ended December 31, 2002 and is a supplier of switching equipment to the Company. Affiliates of SCP currently hold 15.1% of the outstanding shares of the Company’s common stock and combined with the voting rights associated with their ownership of Series B Preferred Stock beneficially owns 20.3% of the voting power of the Company, which represents the Company’s largest single voting block. The Chairman of the Company’s board of directors is an affiliate of SCP.