Form 10-K/A
period 2002-12-31
AIRNET COMMUNICATIONS CORP
filed 2003-05-15
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:
NONE

PURPOSE OF AMENDMENT

INTRODUCTORY NOTE - This Amendment No. 1 on Form 10-K/A to the Registrant’s Form 10-K for the year ended December 31, 2002 originally filed on April 1, 2003 (the “Original Filing”) is being filed for the purposes of giving effect to the restatement of the Company’s financial statements as of and for the years ended December 31, 2002 and 2001. See note 17 to the financial statements contained herein for a summary of the significant effects of the restatement. Accordingly, the registrant hereby amends the Original Filing as follows:

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

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated $98.2 million in net revenues from our inception through December 31, 2002. We have incurred substantial losses since commencing operations, and as of December 31, 2002, we had an accumulated deficit of $218.5 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base, we expect to continue to incur net losses at least through 2003. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources and Going Concern in Item 7.

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

We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future. We have a retained earnings deficit, and we expect to retain future earnings for use in our businesses. See Note 7 and 17 to the Financial Statements for a complete explanation of this security.

ITEM 6.         SELECTED FINANCIAL DATA

You should read the following selected financial information in conjunction with our financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	YEARS ENDED DECEMBER 31,

	1998	1999	2000	2001	2002

					As restated
STATEMENT OF OPERATIONS DATA:
Net revenues	$4,462	$17,756	$34,332	$14,544	$23,026
Cost of revenues	2,679	10,981	23,902	16,717	17,415
Write down of obsolete and excess inventory	188	263	7,302	8,759	145

Gross profit (loss)	1,595	6,512	3,128	(10,932)	5,466

Operating expenses (gains)
Research and development	13,538	15,853	29,635	25,563	12,544
Sales and marketing	2,794	4,748	10,448	11,936	5,432
General and administrative	4,121	3,097	12,741	11,645	3,039
Gain on vendor settlements	—	—	—	(1,922)	(704)
Loss (gain) on disposal or write-down of equipment	(5)	2	—	—	—

Total operating expenses	20,448	23,700	52,824	47,222	20,311

Loss from operations	(18,853)	(17,188)	(49,696)	(58,154)	(14,845)
Other income (expense), net	77	609	4,672	542	397

Net loss	(18,776)	(16,579)	(45,024)	(57,612)	(14,448)
Accretion of discount - Series B
Preferred	—	—	—	(1,036)	(7,495	)(1)
Accretion of cumulative preferred dividends.	(5,616)	(18,647)	—	(1,500)	(2,400)

Net loss attributable to common stockholders	$(24,392)	$(35,226)	$(45,024)	$(60,148)	$(24,343	)(1)

Net loss per share attributable to common stockholders - basic and diluted	$(81.88)	$(18.31)	$(1.91)	$(2.53)	$(1.02	)(1)

Shares used in calculating basic and diluted loss per common share.	297,895	1,923,360	23,579,467	23,783,637	23,822,913

CASH FLOW DATA:
Net cash used in operating activities	$(17,791)	$(15,111)	$(62,601)	$(48,177)	$(1,137)

Net cash used in investing activities	(885)	(1,472)	(8,700)	(3,149)	(38)

Net cash provided by (used in) financing activities	14,879	109,425	(254)	27,160	(321)

	1998	1999	2000	2001		2002

				as restated		as restated
BALANCE SHEET DATA:
Cash and cash equivalents	$7,580	$100,422	$28,867	$4,702		$3,205
Working capital	11,252	104,475	49,118	23,431		12,263
Total assets	21,921	131,013	92,134	49,875		30,830
Long-term obligations	75	201	216	2,070	(1)	837	(1)
Total stockholders’ equity	14,463	108,263	64,223	18,368		22,037	(1)

(1) As restated, see Note 17 of the financial statements

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 17 to the financial statements included in Item 8, the Company has restated its financial statements as of and for the years ended December 31, 2002 and 2001. The following managment discussion and analysis takes into account the effects of the restatement and should be read in conjunction with the financial statements and notes thereto presented elsewhere in this Form 10-K/A.

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

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $98.2 million in net revenues from our inception through December 31, 2002. We have incurred substantial losses since commencing operations, and as of December 31, 2002, we had an accumulated deficit of $218.5 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2003. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources, and Going Concern below.

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

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of December 31, 2002, we had an accumulated deficit of $218.5 million. Cash used in operations for the years ended December 31, 2002 and 2001 was $1.1 million and $48.2 million, respectively. We expect to have an operating loss in 2003. At December 31, 2002, our principal source of liquidity was $3.2 million of cash and cash equivalents. Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding. As of March 28, 2003 our cash balance was $3.7 million, after the draw of $4.8 million against our Bridge Loan for interim funding. The amounts drawn against the bridge loan are due and payable on May 24, 2003. In addition, on the same date we had a revenue backlog of $5.3 million. Our current 2003 operating plan projects that cash available from planned revenue combined with the $3.7 million on hand at March 28, 2003 will not be adequate to defer the requirement for additional funding. We are currently negotiating additional financing of $16 million with two Investors, which if successful, (a portion will be used to pay off the bridge loan) would provide the capital we require to continue operations. There can be no assurances that the proposed financing can be finalized on terms acceptable to us, if at all, or that the funding negotiated will be adequate to sustain operations through 2003.

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

DRAW DOWN DATE	CUMULATIVE AMOUNT

Prior to February 24, 2003	$1,600,000
Prior to March 25, 2003	$3,200,000
Prior to April 24, 2003	$4,800,000
On or after April 24, 2003	$6,000,000

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

Recent Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations (Statement 141) and Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of Statements 141 and 142, effective January 1, 2002, did not have a material impact on the Company.

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

In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the Company.

In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of Statement No. 123 (Statement 148.) Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosure in both annual and interim financial statements about method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based compensation.

In November 2002 the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. This interpretation requires the Company to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Fundings under the guarantee are to be recorded as a reduction of the liability. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Adoption of FIN 45 will have no impact on the Company's historical financial statements, as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and extent of any issued guarantees but is not expected to have a material effect on the Company's financial statements.

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

We have incurred significant losses since we began doing business. We anticipate continuing losses and may never achieve or sustain profitability. We have accumulated losses of $218.5 million since we began doing business in 1994 through December 31, 2002, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. Since we began doing business in 1994, we have generated $98.2 million in net revenues through December 31, 2002. We have been marketing our GSM base stations since 1996. We have never reported a profit. We will continue to incur significant research and product development, sales and marketing, materials and general administrative expenses, and we expect our expenses to increase as compared to prior periods, as we expand our sales force and our international operations. We anticipate a net loss for the year 2003 and we may continue to incur losses beyond 2003. We cannot be certain that we will realize sufficient revenues or margins to sustain our business.

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

The chart below shows the breakout by fiscal year of the concentration of revenue:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

TECORE Wireless Systems	49.0%	14.1%	—
Telsom Mobile	21.2%	2.5%	2.8%
MBO Cross	4.7%	16.6%	2.2%
COMTEL	0.4%	14.0%	28.8%
ADAMS	1.0%	13.1%	3.9%
Marconi	0.1%	10.8%	5.5%
Carolina PCS	—	—	16.9%
Pioneer	0.8%	2.7%	15.3%

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our balance sheet as of December 31, 2002 and 2001 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002 and the report of Deloitte & Touche LLP, Independent Auditors (which report expresses an unqualified opinion and includes explanatory paragraphs related to substantial doubt as to the Company's ability to continue as a going concern, to the Company's adoption of Statement of Financial Accounting Standards No. 145 and to the effects of the restatement discussed in Note 17), are included as an annex to this annual report on Form 10-K/A beginning on page F-1.

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

	QUARTER ENDED

	MAR. 31 2001	JUN. 30 2001	SEP. 30 2001	DEC. 31 2001	MAR. 31 2002	JUN. 30 2002	SEP. 30 2002	DEC. 31 2002

				(IN THOUSANDS)		As Restated	As Restated	As Restated
Net revenues	$6,394	$1,886	$2,127	$4,137	$6,510	$7,210	$7,305	$2,001
Cost of revenues	6,264	4,212	3,246	2,995	4,564	5,419	5,457	1,975
Write down of obsolete and excess inventory	(176)	7,012	417	1,506	—	—	—	145

Gross Profit (loss)	306	(9,338)	(1,536)	(364)	1,946	1,791	1,848	(119)
OPERATING EXPENSES (GAINS):
Research and development	8,656	9,663	4,440	2,804	3,432	3,210	3,046	2,856
Sales and marketing	4,173	4,653	1,716	1,394	1,512	1,450	1,391	1,079
General and administrative	2,172	4,150	2,516	2,807	1,280	1,308	912	(461)
Gain on vendor settlements			(461) (2)	(1,461) (2)		(30) (1)	(674) (1)

Total operating expenses	15,001	18,466	8,211	5,544	6,224	5,938	4,676	3,474
Other income (expense), net	360	231	206	(254)	128	66	159	44

Net loss	(14,335)	(27,573)	(9,541)	(6,162)	(4,150)	(4,081)	(2,668)	(3,549)
Accretion of discount —redeemable preferred stock	—	(199)	(407)	(430)	(456)	(483)	(511)	(6,045)	(3)
Accretion of cumulative dividends on preferred stock	—	(300)	(600)	(600)	(600)	(600)	(600)	(600)

Net loss attributable to common stock	$(14,335)	$(28,072)	$(10,548)	$(7,192)	$(5,206)	$(5,164)	$(3,779)	$(10,194)	(3)

(1)	Subsequent to the issuance of its quarterly financial statements for the quarters ended June 30, 2002 and September 30, 2002, the Company determined that gains on vendor settlements of approximately $30,000 and $674,000, respectively, previously classified as extraordinary should have been classified as operating to comply with Statement of Financial Accounting Standards No. 145. Accordingly statements of operations for those interim periods have been restated. The reclassification had no effect on net loss or net loss attributable to common stock for any period.
(2)	Extraordinary gain on vendor settlements reclassified to operating expenses to conform with Statement of Financial Accounting Standards No. 145.
(3)	Subsequent to the issuance of its financial statements for the year ended December 31, 2002, the Company determined that the remaining discount resulting from the beneficial conversion feature should have been fully amortized as of October 31, 2002 as a result of the waiver of the right of optional redemption to comply with Emerging Issues Task Force 00-27. Accordingly, the statement of operations for the quarter ended December 31, 2002 has been restated from the amount of the accretion of discount - redeemable preferred stock and net loss attributable to common stock of approximately $542,000 and $4,691,000 respectively, previously reported.

	QUARTER ENDED

	MAR. 31 2001	JUN. 30 2001	SEP. 30 2001	DEC. 31 2001	MAR. 31 2002	JUN. 30 2002	SEP. 30 2002	DEC. 31 2002

	(AS PERCENTAGE OF NET REVENUES)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	98.0%	223.3%	152.6%	72.4%	70.1%	75.2%	74.7%	98.7%
Write down of obsolete and excess inventory	(2.8)%	371.8%	19.6%	36.4%	0.0%	0.0%	0.0%	7.2%

Gross Profit (loss)	4.8%	(495.1)%	(72.2)%	(8.8)%	29.9%	24.8%	25.3%	(5.9)%
Operating expenses
Research and development	135.4%	512.4%	208.7%	67.8%	52.7%	44.5%	41.7%	142.7%
Sales and marketing	65.2%	246.7%	80.7%	33.7%	23.2%	20.1%	19.0%	53.9%
General and administrative	34.0%	220.0%	118.4%	67.9%	19.7%	18.1%	12.5%	(23.0)%
Gain on vendor settlements	—	—	(21.7)%	(35.3)%	—	(0.4)%	(9.2)%	—

Total operating expenses.	234.6%	979.1%	386.0%	134.0%	95.6%	82.4%	64.0%	173.6%
Other income (expense), net	5.6%	12.2%	9.7%	(6.1)%	2.0%	0.9%	2.2%	2.2%

Net loss	(224.2)%	(1,462.0)%	(448.6)%	(149.0)%	(63.7)%	(56.6)%	(36.5)%	(177.4)%
Accretion of discount --redeemable preferred stock	—	(10.6)%	(19.1)%	(10.4)%	(7.0)%	(6.7)%	(7.0)%	(302.1)%
Dividends on preferred stock	—	(15.9)%	(28.2)%	(14.5)%	(9.2)%	(8.3)%	(8.2)%	(30.0)%

Net loss attributable to common stock	(224.2)%	(1,488.5)%	(495.9)%	(173.9)%	(79.9)%	(71.6)%	(51.7)%	(509.5)%

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

REDEEMABLE, CONVERTIBLE SERIES B PREFERRED FINANCING

On May 16, 2001, we issued 955,414 shares of preferred stock to three existing stockholders, SCP II, Tandem and Mellon, at $31.40 per share for a total face value of $30 million. The preferred stock is redeemable at any time after May 31, 2006 out of funds legally available for such purposes. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum and are included in the carrying value of the Series B Preferred Stock. Initially, each share of preferred stock was convertible, at any time, into ten shares of common stock. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively the right to designate two members of the Board of Directors. In the event of any liquidation, dissolution or winding up of the company, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders. In association with this preferred stock investment, we issued immediately exercisable warrants to purchase 2,866,242 shares of our common stock for $3.14 per share, which expire on May 14, 2011. Effective October 31, 2002, the preferred stockholders irrevocably and permanently waived the right of optional redemption applicable to the Series B Convertible Preferred Stock as set forth in the Certificate of Designation and the right to treat a specific proposed “Sale of the Corporation” as a “Liquidation Event,” to the extent that such treatment would entitle the preferred stockholders to receive their “Liquidation Amount” per share in a form different from the consideration to be paid to holders of our common stock in connection with such Sale of the Corporation. This waiver allowed us to classify the Series B Convertible Preferred Stock as a part of our stockholders’ equity.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to the Annual Report Filed on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET COMMUNICATIONS CORPORATION
By:	/s/ GLENN A. EHLEY

Glenn A. Ehley President and Chief Executive Officer

Date: May 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No.1 to the Annual Report Filed on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated on May 15, 2003.

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

1. I have reviewed this annual report on Form 10-K/A of AirNet Communications Corporation;

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

Date: May 15, 2003	/S/ GLENN A. EHLEY

Glenn A. Ehley President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

AIRNET COMMUNICATIONS CORPORATION

CERTIFICATION

I, Joseph F. Gerrity, Vice President and Chief Financial Officer of AirNet Communications Corporation, certify that:

1. I have reviewed this annual report on Form 10-K/A of AirNet Communications Corporation;

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

Date: May 15, 2003	/S/ JOSEPH F. GERRITY

Joseph F. Gerrity Vice President of Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(4)	Seventh Amended and Restated Certificate of Incorporation.

3.2(1)	Second Amended and Restated Bylaws.

3.3(2)	Amendment to Second Amended and Restated Bylaws.

3.4 (5)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.5 (8)	Certificate of Designation of Series B Convertible Preferred Stock.

3.6 (11)	Consent and Waiver of Holders of Series B Preferred Stock dated October 31, 2002.

4.1(1)	Specimen Certificate evidencing shares of Common Stock.

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6(6)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.7(6)	Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation

10.1(1)	AirNet Communications Corporation 1999 Equity Incentive Plan.

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and William J. Lee.

10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.6(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.7 (3)	Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley

10.8(5)	First Amendment To 1999 Equity Incentive Plan of Airnet Communications Corporation.

10.9(7)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.10(7)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.11(7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.12(7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and Glenn Ehley.

10.13(7)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.14(7)	Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997.00 made by Glenn Ehley in favor of AirNet Communications Corporation.

10.15(7)	Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications Corporation

10.16(7)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.17(8)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.18(8)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.19(8)	Amended and Restated Management and Employee Acquisition Bonus Program effective August 12, 2002.

10.20 (12)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.21 (12)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.22 (12)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.23 (12)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.24 (12)	Terms Sheet dated January 24, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.

10.25 (12)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003(with letter to escrow agent attached).

10.26(12)	Notice of Election to Convert from Mellon Ventures, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.27 (12)	Notice of Election to Convert from Tandem PCS Investments, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

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

As discussed in Note 1, the Company changed its method of accounting for gains and losses on extinguishments of debt in 2002 to conform with Statement of Financial Accounting Standards No. 145.

As discussed in Note 17, the accompanying financial statements as of and for the years ended December 31, 2002 and 2001 have been restated.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants Orlando, Florida March 31, 2003 (May 13, 2003 as to Note 16 and as to the effects of the restatement discussed in Note 17)

AIRNET COMMUNICATIONS CORPORATION
BALANCE SHEETS

	As of December 31,

	2002	2001

	As Restated (Note 17)	As Restated (Note 17)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,205,478	$4,701,646
Accounts receivable - net of allowance for doubtful accounts of $1,200,000 and $3,404,290 in 2002 and 2001, respectively	569,348	5,796,245
Inventories	14,459,025	21,871,094
Notes receivable	923,266	775,345
Other	1,062,553	1,879,645

TOTAL CURRENT ASSETS	20,219,670	35,023,975

PROPERTY AND EQUIPMENT
Test equipment and other	12,951,197	13,067,795
Computer equipment	5,864,391	5,877,841
Software	3,425,461	3,404,550
Office equipment, furniture, and fixtures	644,320	658,324
Leasehold improvements	937,398	937,398

	23,822,767	23,945,908
Accumulated depreciation	(15,663,247)	(12,448,041)

PROPERTY AND EQUIPMENT, NET	8,159,520	11,497,867

OTHER ASSETS
Long-term notes receivable, less current portion (net of allowance for doubtful accounts of $0 and $1,400,000 in FY 2002 and 2001, respectively)	277,856	1,216,090
Other long-term assets	2,172,998	2,137,376

TOTAL OTHER ASSETS	2,450,854	3,353,466

TOTAL ASSETS	$30,830,044	$49,875,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,801,144	$5,224,331
Accrued payroll and other expenses	3,597,109	2,816,616
Current portion of capital lease obligations	53,291	366,633
Customer deposits	101,296	547,945
Deferred revenues	1,402,851	2,637,703

TOTAL CURRENT LIABILITIES	7,955,691	11,593,228

LONG-TERM LIABILITIES
Long-term accounts payable	800,496	2,021,561
Capital lease obligations less current portion	15,998	48,500
Other long term liabilities	20,569	—

TOTAL LONG-TERM LIABILITIES	837,063	2,070,061

TOTAL LIABILITIES	8,792,754	13,663,289

COMMITMENTS AND CONTINGENCIES	—	—
REDEEMABLE CONVERTIBLE PREFERRED STOCK (LIQUIDATION VALUE OF $60,000,000 PLUS ACCRUED DIVIDENDS)	—	17,843,531
STOCKHOLDERS’ EQUITY
Convertible preferred stock (liquidation value of $60,000,000 plus accrued dividends)	27,338,319	—
Common Shares, $.001 par value, 50,000,000 shares authorized, 23,851,177 and 23,789,865 issued and outstanding at December 31, 2002 and December 31, 2001, respectively,	23,851	23,790
Additional paid in capital	213,519,692	223,029,605
Accumulated deficit	(218,486,666)	(204,038,536)
Deferred stock-based compensation	(73,919)	(354,754)
Notes receivable - officer and former officer	(283,987)	(291,617)

TOTAL STOCKHOLDERS’ EQUITY	22,037,290	18,368,488

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,830,044	$49,875,308

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

	As Restated (Note 17)
NET REVENUES	$23,026,082	$14,544,223	$34,332,046
COST OF REVENUES	17,415,422	16,717,053	23,901,905
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	144,700	8,758,659	7,302,320

Gross profit (loss)	5,465,960	(10,931,489)	3,127,821

OPERATING EXPENSES (GAINS):
Research and development	12,543,815	25,563,216	29,634,807
Sales and marketing	5,432,134	11,935,772	10,447,472
General and administrative *	3,039,470	11,645,649	12,741,433
Gain on vendor settlements	(703,618)	(1,921,605)	—

Total costs and expenses	20,311,801	47,223,032	52,823,712

LOSS FROM OPERATIONS	(14,845,841)	(58,154,521)	(49,695,891)

OTHER INCOME (EXPENSE)
Interest income	443,079	848,873	4,699,926
Interest expense	(11,162)	(81,721)	(82,567)
Loss on disposal of fixed assets	(1,660)	(199,565)	—
Other, net	(32,546)	(24,708)	54,979

OTHER INCOME - net	397,711	542,879	4,672,338

NET LOSS	(14,448,130)	(57,611,642)	(45,023,553)
ACCRETION OF DISCOUNT - PREFERRED STOCK	(7,494,788)	(1,036,025)	—
ACCRETION OF CUMULATIVE PREFERRED DIVIDENDS	(2,400,000)	(1,500,000)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(24,342,918)	$(60,147,667)	$(45,023,553)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	23,822,913	23,783,637	23,579,467

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS BASIC AND DILUTED	$(1.02)	$(2.53)	$(1.91)

      *    Includes a bad debt recovery of $1.2 million and a reversal of $1.4 million in 2002 of previously recorded allowances for doubtful accounts

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

					Additional Paid in Capital			Note Receivable- Officer and Former Officer
							Deferred Stock-Based Compensation
	Preferred Stock		Common Stock			Accumulated Deficit			Total

	Shares	Amount	Shares	Amount

BALANCE DECEMBER 31, 1999	—	$—	23,233,146	$23,233	$211,235,646	$(101,403,341)	$(1,592,240)	$—	$108,263,298

Forfeitures of stock options	—	—	—	—	(213,270)	—	213,270	—	—
Exercise of common stock options	—	—	521,489	522	771,767	—	—	—	772,289
Amortization of deferred stock-based compensation	—	—	—	—	—	—	378,251	—	378,251
Offering costs related to previous public offering	—	—	—	—	(91,921)	—	—	—	(91,921)
Exercise of warrants	—	—	10,210	10	37,460	—	—	—	37,470
Note Receivable from officer	—	—	—	—	—	—	—	(112,660)	(112,660)
Net income (loss)	—	—	—	—	—	(45,023,553)			(45,023,553)

BALANCE DECEMBER 31, 2000	—	—	23,764,845	23,765	211,739,682	(146,426,894)	(1,000,719)	(112,660)	64,223,174
Warrants / conversion features series B preferred stock	—		—	—	14,273,884	—	—	—	14,273,884
Exercise of common stock options	—	—	25,020	25	39,171	—	—	—	39,196
Forfeiture of common stock options	—	—	—	—	(487,107)	—	487,107	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	158,858	—	158,858
Accretion of issuance costs and discounts, As Restated (Note 17)	—	—	—	—	(1,036,025)	—	—	—	(1,036,025)
Note Receivable from officer	—	—	—	—	—	—	—	(178,957)	(178,957)
Accretion of cumulative preferred dividends, As Restated (Note 17)					(1,500,000)	—			(1,500,000)
Net loss	—	—	—	—	—	(57,611,642)			(57,611,642)

BALANCE DECEMBER 31, 2001, As Restated (Note 17)	—	—	23,789,865	23,790	223,029,605	(204,038,536)	(354,754)	(291,617)	18,368,488
Exercise of common stock options	—	—	61,312	61	17,214	—	—	—	17,275
Forfeiture of common stock options	—	—	—	—	(32,339)	—	32,339	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	248,496	—	248,496
Accretion of issuance costs and discounts, As Restated (Note 17)	—	—	—	—	(1,630,938)	—	—	—	(1,630,938)
Accretion of remaining beneficial discount, As restated (Note 17)	—	—	—	—	(5,863,850)	—	—	—	(5,863,850)
Note Receivable from officer	—	—	—	—	—	—	—	7,630	7,630
Recharacterization of redeemable preferred stock	955,414	25,338,319
—
				—	—	—	—	—	25,338,319
Accretion of cumulative preferred dividends, As Restated (Note 17)	—	2,000,000	—	—	(2,000,000)	—	—	—	—
Net loss	—		—	—	—	(14,448,130)	—	—	(14,448,130)

BALANCE DECEMBER 31, 2002, As Restated (Note 17)	955,414	$27,338,319	23,851,177	$23,851	$213,519,692	$(218,486,666)	$(73,919)	$(283,987)	$22,037,290

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

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 (AS RESTATED), 2001 AND 2000

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

Business Operations and Going Concern — The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of December 31, 2002, had an accumulated deficit of $218.5 million. Cash used in operating activities for the years ended December 31, 2002 and 2001 was $1.1 million and $48.2 million, respectively. The Company expects to have a net operating loss in 2003. At December 31, 2002, the Company’s principal source of liquidity was $3.2 million of cash and cash equivalents. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. The Company will require additional funding. As of March 28, 2003 the Company’s cash balance was $3.7 million, which includes a draw of $4.8 million against a Bridge Loan for interim funding (see Note 16).The amounts drawn against the bridge loan are due and payable on May 24, 2003. The Company’s current 2003 operating plan projects that cash available from planned revenue combined with the $3.7 million on hand at March 28, 2003 will not be adequate to defer the requirement for additional funding. The Company’s current negotiations for additional financing of $16 million, if successful (a portion of which will be used to pay off the Bridge Loan), is expected to provide funding needed for the Company to continue operations. See Note 16 to Financial Statements – Subsequent Events for further explanation. There can be no assurances that the proposed financing can be finalized on terms acceptable to the Company, if at all, or that the negotiated proposed financing will be adequate to sustain operations through 2003.

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

Vulnerability Due to Certain Concentrations and Other Risks — The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable; hence, the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are billed as contractual milestones are met, including deposits of up to 50% of the contracted amount at the inception of the contract. However, collection of the entire amounts due under the Company’s contracts to date have lagged behind shipment of products due to the substantial time period between shipment and the fulfillment of post-shipment contractual obligations. As of December 31, 2002 and 2001, the total due from two customers represented 71% and 54%, respectively, of accounts and notes receivable, with one customer representing 63% and 43%, respectively, of accounts and notes receivable.

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

Stock-Based Compensation — The Company has adopted the disclosure only provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123).  Under Statement No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).  Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement No. 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net loss attributable to common stock	$(24,342,918)	$(60,147,667)	$(45,023,553)
Add: stock based compensation expense included in reported net loss	248,496	158,858	378,251
Pro forma compensation expense	(1,558,554)	(1,688,885)	(2,032,035)

Pro forma net loss attributable to common stock	$(25,652,976)	$(61,677,694)	$(46,677,337)

Net loss per share attributable to common
stock — basic and diluted	$(1.02)	$(2.53)	$(1.91)

Net loss per share attributable to common
stock — basic and diluted, pro forma	$(1.08)	$(2.59)	$(1.98)

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

Property and Equipment — Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Assets held under capital leases and leasehold improvements are amortized over the life of the related leases.

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

Recent Pronouncements — In June 2001, the FASB issued two new pronouncements: Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations (Statement 141) and Statement No. 142, Goodwill and Other Intangible Assets, (Statement 142). Statement 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of Statements 141 and 142, effective January 1, 2002, did not have a material impact on the Company.

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

In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the Company.

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

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net loss, as reported	$14,448,130	$57,611,642	$45,023,553

Plus Series B preferred dividends	2,400,000	1,500,000	—
Plus accretion of discounts on redeemable preferred stock	7,494,788	1,036,025	—

Net loss attributable to common stockholders	$24,342,918	$60,147,667	$45,023,553

Weighted average common shares outstanding	23,822,913	23,783,637	23,579,467
Net loss per share attributable to common stockholders, basic and diluted, as reported	$(1.02)	$(2.53)	$(1.91)

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

Provision for doubtful accounts and notes receivable amounted to $1,054,584, $5,677,249, and $7,272,952 for the years ended December 31, 2002, 2001, and 2000, respectively. Notes and accounts receivable recoveries totaled $1,200,000 and $0 in 2002 and 2001, respectively. In addition there was a reversal of the allowance for notes receivable of $1,400,000 in 2002. The allowance for doubtful accounts and notes receivable of $1,200,000 at December 31, 2002 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

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

5.         CONVERTIBLE NOTE AND WARRANT

On September 12, 1997, the Company entered into a Convertible Note and Warrant purchase agreement with Harris Corporation (Harris), pursuant to which Harris purchased a secured convertible promissory note and a warrant for $4,000,000. The Harris note was secured by all assets of the Company and bore interest at an annual rate of 8%. The Harris note was convertible into 112,296,970 shares of the Company’s

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

Series E voting cumulative preferred stock, and the Harris warrant was exercisable for the purchase of an additional 11,229,697 shares of Series E voting cumulative preferred stock at a warrant exercise price of $0.0356 per share. The fair value of the Harris warrant was calculated at $112,297 at the date of grant. This fair value was accounted for as a discount on the note, and was being amortized over the life of the note.

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

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 518,335 shares of common stock were issued in June and August 1999 at an exercise price of $3.67 per share. In May 2001, the number of shares that can be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s sale of Series B Convertible Preferred Stock at an effective exercise price of $3.14 per share. As of December 31, 2002, warrants to purchase 456,945 shares of common stock were outstanding at an exercise price of $3.49 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009. The fair value of the Bridge Warrants was calculated at $1,032,180. The fair value was determined using the Black-Scholes model based on the following assumptions:

Volatility	40.7%
Expected life.	10 years
Fair value of stock.	$3.67
Dividend rate.	0%
Risk-free interest rate.	6.11%

7.         REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES B PREFERRED)

On May 16, 2001, the Company issued 955,414 shares of Series B redeemable convertible preferred stock to three existing stockholders at $31.40 per share for a total face value of $30 million. The Series B redeemable convertible preferred stock was recorded in the initial amount of $15,307,506 (face value of $30 million less issuance costs of $418,610 and the fair value totaling $14,273,884 of detachable warrants and of the beneficial non-detachable conversion feature discussed below.) The stock is redeemable at the option of the holder, at any time after May 31, 2006 by the Company out of funds legally available for such purposes and initially each preferred share is convertible, at any time, into ten shares of common stock. Holders of preferred stock are entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively to elect two members of the Board of Directors. Upon liquidation of the Company, or if a majority of the preferred stockholders agrees to treat a change in control or a sale of all or substantially all of the Company’s assets (with certain exceptions) as a liquidation, the preferred stockholders are entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders.

In association with this preferred stock offering, the Company issued detachable warrants to purchase 2,866,242 shares of common stock for $3.14 per share. The warrants expire on May 14, 2011 and are recorded in additional paid in capital at their estimated fair value of $7,136,942, resulting in a like amount of discount on the preferred stock. The discount is being amortized using the effective interest method over the preferred stock redemption period.

An additional discount for $7,136,942, related to the intrinsic value of the beneficial conversion feature embedded in the preferred stock was also recorded as additional paid capital, after valuation of the warrants issued. The discount is recorded as an offset to the preferred stock and is being amortized over the preferred stock redemption period.

Effective October 31, 2002, the holders of all of the Company’s Series B redeemable convertible preferred stock irrevocably and permanently waived the right of optional redemption applicable to the Series B Preferred Stock as well as the right to treat a specific proposed Sale of the Corporation as a Liquidation Event, as defined, to the extent that such treatment would entitle the Series B Holders to receive their liquidation amount per share in a form different from the consideration to be paid to holders of the Company’s common stock in connection with such sale of the Corporation. As a result of the irrevocable removal of the redemption feature associated with the Series B preferred stock, the Company has reclassified the Series B preferred stock to stockholders’ equity in the accompanying 2002 balance sheet, and has charged the remaining unamortized discount related to the beneficial conversion feature of $5,863,850 as of October 31, 2002 (See note 17).

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

The following table summarizes option activity for the years ended December 31, 2002, 2001, and 2000:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at December 31, 1999	2,029,562	$0.066	$11.000	$3.549
Granted	591,645	6.063	58.500	24.350
Terminated	(149,709)	0.066	39.750	7.320
Exercised	(521,489)	0.066	10.620	1.480

Outstanding at December 31, 2000	1,950,009	0.066	58.500	10.130
Granted	2,142,815	0.450	7.81	3.930
Terminated	(1,600,603)	0.066	58.500	10.020
Exercised	(25,020)	0.066	3.320	1.650

Outstanding at December 31, 2001	2,467,201	0.500	4.000	4.970
Granted	130,742	0.500	4.000	1.444
Terminated	(142,045)	0.450	56.500	5.252
Exercised	(61,312)	0.066	3.319	0.282

Outstanding at December 31, 2002	2,394,586	$0.500	$55.625	$4.846

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

The outstanding options expire at various dates through December 2012. At December 31, 2002, 2001, and 2000 a total of 1,455,915, 389,382, and 407,811 shares were exercisable respectively, with a weighted average exercise price of $4.11, $7.90, and $3.83 per share respectively. The weighted average remaining contractual life of options at December 31, 2002 with exercise prices ranging from $0.45 to $55.63 is 7.7 years. The weighted average fair value of the options issued for the years ended December 31, 2002, 2001 and 2000 is $0.76, $3.10, and $20.09, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The effect of applying Statement 123’s fair value method to the Company’s stock options granted in 2002, 2001 and 2000 results in the following pro forma amounts:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Proforma net loss attributable to common stock	$(25,652,976)	$(61,677,694)	$(46,677,337)
Proforma net loss per share attributable to common
stock — basic and diluted.
	$(1.08)	$(2.59)	$(1.98)

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

12.       COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases its primary manufacturing and office facilities under long-term noncancelable operating leases. The Company also has operating leases for certain other furniture, equipment and computers. Future minimum lease payments for long-term noncancelable operating leases as of December 31, 2002 are as follows:

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

The Company, the members of the underwriting syndicate involved in the Company’s initial public offering and two of the Company’s former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company’s initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time the Company believes the claims against it are without merit and intends to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants. In February 2003, the Motion to Dismiss was granted in part (with respect to AirNet) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against the Company’s two former officers named in the class action lawsuit have been dismissed without prejudice. The Company is not able to predict the impact, if any, the ultimate resolution of this lawsuit may have on its financial position or future results of operations.

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

AIRNET COMMUNICATIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS – (Continued)

16.       SUBSEQUENT EVENTS

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE, Inc., a Texas corporation (Tecore), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP and together with Tecore, the Lenders), pursuant to which each of the Lenders agreed, subject to the terms of the Loan Agreement, to make loans to the Company of up to $3,000,000 (collectively, the Commitments), for an aggregate interim financing of $6,000,000. The loans are to be repaid in cash by May 24, 2003 or such other date as the parties agree upon in writing. The annual interest rate on the loans is 2% plus prime rate as quoted in The Wall Street Journal. If the Senior Debt Funding Agreement described below is signed, the Company anticipates that the bridge repayment due May 24, 2003 will be extended until the closing of the financing. However, there can be no guarantees that any extensions will be granted.

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

As of April 28, 2003, in accordance with the above schedule, the lenders have advanced a total of $6,000,000 to the Company.

Additionally, on January 24, 2003, the Company entered into a non-binding terms sheet with the Lenders, which was revised on March 25, 2003, for an investment (the Investment) of $16,000,000 (including a rollover of the Bridge Notes) in the form of senior secured convertible notes. The Company continues to negotiate with the Lenders but can provide no assurance that the Investment agreement will be executed. Pursuant to the revised terms sheet, the targeted contractual date for closing the Investment was April 24, 2003, but this targeted date was not met. The targeted date for signing the investment agreement is expected to be no later than May 31, 2003. The Company cannot predict when or if definitive agreements will be signed or how long it will take thereafter to obtain the requisite stockholder and regulatory approvals.

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

17.  RESTATEMENT OF THE FINANCIAL STATEMENTS

As further described in Note 7, on May 16, 2001, the Company issued 955,414 shares of Series B redeemable convertible preferred stock (the Series B stock) to three existing stockholders at $31.40 per share for a total face value of $30 million. The Series B stock was recorded in the initial amount of $15,307,506 (face value of $30 million less issuance costs of $418,610 and the fair value totaling $14,273,884 of detachable warrants and of the beneficial conversion feature discussed below.) The stock at issuance was redeemable by the Company at any time after May 31, 2006 at the option of the holder and each preferred share is convertible, at any time, into ten shares of common stock. Dividends accrue to the preferred stockholders, whether or not declared, at 8% cumulatively per annum.

In association with this preferred stock offering, the Company issued detachable warrants to purchase 2,866,242 shares of common stock for $3.14 per share. The warrants were recorded in additional paid in capital at their estimated fair market value of $7,136,942, resulting in a like amount of discount on the preferred stock. The discount was to be amortized over the period from issuance to the earliest possible redemption. An additional discount for $7,136,942, related to the intrinsic value of the beneficial conversion feature embedded in the preferred stock, after considering the discount arising from the warrant discussed above, was also recorded as additional paid in capital. This discount was also to be amortized over the period from issuance to the earliest possible redemption. Effective October 31, 2002, the holders of all of the Series B redeemable stock irrevocably and permanently waived the right of optional redemption applicable to the Series B stock. As a result of the irrevocable removal of the redemption feature, the Company reclassified the Series B stock to stockholders' equity.

Subsequent to the issuance of the Company's 2002 financial statements, the Company determined that, as a result of the waivers and the reclassification of the carrying amount of the Series B stock to permanent equity of the Company, the Company should have amortized the remaining discount resulting from the beneficial conversion feature in full on October 31, 2002 since the redemption right was waived, and the preferred stock was immediately convertible into common stock at that date. The amortization of the discount on the warrants attributed to the Series B preferred stock should have also ceased on October 31, 2002.

The Company has also determined that the accounting classification of the dividends accruable but not declared on the Series B Preferred stock from the issuance of the Series B stock was not in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 64 Redeemable Preferred Stock (SAB 64). The Company originally reported the accrued dividends during the years ended December 31, 2001 and 2002 as a long-term liability and as an increase in the accumulated deficit. Under SAB

64, dividends accruable and payable as part of the mandatory redemption feature of a preferred stock should be added to the carrying value of the stock, rather than being separately recorded as a liability, if not currently declared, and should be charged against additional paid in capital if the Company does not have retained earnings. Also as a result of the waiver on the redemption right, dividends accrued but not declared for the series B preferred shares after October 31, 2002 will not be included in the carrying value of preferred stock.

As a result, the financial statements as of and for the years ended December 31, 2002 and 2001, have been restated from the amounts previously reported.

A summary of the significant effects of the restatement on the Company's financial statements as of and for the years ended December 31, 2002 and 2001, is as follows:

For the Year ended December 31, 2002

	As Previously Reported	Adjustments	As Restated

Net Loss	$(14,448,130)		$(14,448,130)
Accretion of Discount - Preferred Stock	$(1,992,191)	$(5,502,597)	$(7,494,788)
Accretion of Cumulative Preferred Dividends	$(2,400,000)		$(2,400,000)
Net Loss Attributable to Common Stock	$(18,840,321)	$(5,502,597)	$(24,342,918)
Net Loss per Share Attributable to Common Shareholders - Basic and Diluted	$(0.79)	$(0.23)	$(1.02)

	As of December 31, 2002			As of December 31, 2001

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Dividend Payable - Series B Preferred Stock	$3,900,000	$(3,900,000)	$—	$1,500,000	$(1,500,000)	$—
Total Long Term Liabilities	$4,737,063	$(3,900,000)	$837,063	$3,570,061	$(1,500,000)	$2,070,061
Total Liabilities	$12,692,754	$(3,900,000)	$8,792,754	$15,163,289	$(1,500,000)	$13,663,289
Redeemable Convertible Preferred Stock	$—		$—	$16,343,531	$1,500,000	$17,843,531
Convertible Preferred Stock	$18,335,722	$9,002,597	$27,338,319	$—	$—	$—
Additional Paid in Capital	$225,550,505	$(12,030,813)	$213,519,692	$225,565,630	$(2,536,025)	$223,029,605
Accumulated Deficit	$(225,414,882)	$6,928,216	$(218,486,666)	$(206,574,561)	$3,536,025	$(204,038,536)
Total Stockholders Equity	$18,137,290	$3,900,000	$22,037,290	$18,368,488	$—	$18,368,488