Form 10-Q
period 2003-03-31
AIRNET COMMUNICATIONS CORP
filed 2003-05-15
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2003, was:

Common stock, par value $.001 per share 23,851,177

AIRNET COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION
CONDENSED BALANCE SHEETS
(In Thousands)

	Unaudited

	Mar. 31, 2003	Dec. 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,748	$3,205
Accounts receivable - net of allowance for doubtful accounts of $1.2M at Mar 31, 2003 and Dec 31, 2002, respectively.	1,684	569
Inventories	14,486	14,459
Notes receivable	963	923
Other	805	1,063

TOTAL CURRENT ASSETS	21,686	20,219

Property and equipment, net	7,437	8,160
Long-term notes receivable, less current portion	0	278
Other long-term assets	2,168	2,173

TOTAL ASSETS	$31,291	$30,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,824	$2,801
Accrued payroll and other expenses	3,160	3,597
Current portion of capital lease obligations	30	53
Customer deposits	131	102
Deferred revenues	1,570	1,403
Current portion, long-term debt	4,800	0

TOTAL CURRENT LIABILITIES	12,515	7,956

LONG-TERM LIABILITIES
Long-term accounts payable	631	800
Capital lease obligations less current portion	11	16
Other long term liabilities	21	21

TOTAL LONG-TERM LIABILITIES	663	837

TOTAL LIABILITIES	13,178	8,793
STOCKHOLDERS’ EQUITY	18,113	22,037

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$31,291	$30,830

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	UNAUDITED
	Three months ended March 31,

	2003	2002

NET REVENUES	$1,795	$6,510
COST OF REVENUES	1,429	4,564

Gross profit	366	1,946

OPERATING EXPENSES:
Research and development	2,527	3,432
Sales and marketing	819	1,512
General and administrative	993	1,280

Total costs and expenses	4,339	6,224

LOSS FROM OPERATIONS	(3,973)	(4,278)
TOTAL OTHER INCOME (EXPENSE), NET	(23)	128

NET LOSS	(3,996)	(4,150)
ACCRETION OF DISCOUNT - REDEEMABLE PREFERRED STOCK	—	(456)
ACCRETION OF CUMULATIVE PREFERRED DIVIDENDS	(600)	(600)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(4,596)	$(5,206)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	23,851,177	23,791,429

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS- BASIC AND DILUTED	$(0.19)	$(0.22)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.17)	$(0.17)

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	UNAUDITED
	Three months ended March 31,

	2003	2002

OPERATING ACTIVITIES – NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4,192)	$3,490

INVESTING ACTIVITIES – CASH PAID FOR ACQUISITION OF CAPITAL ASSETS	(37)	(15)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable	4,800	—
Net proceeds from issuance of preferred and common stocks	—	1
Principal payments on capital lease obligations	(28)	(141)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,772	(140)

NET INCREASE IN CASH AND CASH EQUIVALENTS	543	3,335
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,205	4,702

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,748	$8,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3	$2

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(FOR THE THREE MONTHS ENDED MARCH 31, 2003)
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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Form 10-K/A filed for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or for any future period.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement to be effective during the quarter ended March 31, 2003. The adoption of this Statement did not have any impact on the Company.

In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Statement No. 123 (Statement 148.) Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosure in both annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (Statement No. 123). Under Statement No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options were granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense has been recognized for stock option grants to employees for the quarters ended March 31, 2003 and 2002.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement No. 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

For the three months ended March 31, 2003 and 2002

	2003	2002

Net loss attributable to common stock, as reported	$(4,596)	$(5,206)
Pro forma fair value stock compensation expense	(311)	(328)

Pro forma net loss attributable to common stock	$(4,907)	$(5,534)

Net loss per share attributable to common stock — basic and diluted, as reported	$(0.19)	$(0.22)

Net loss per share attributable to common stock — basic and diluted, pro forma	$(0.21)	$(0.23)

In November 2002 the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. This statement requires the Company to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Fundings under the guarantee are to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. This interpretation did not have a material impact on the financial conditions, results of operations, or cashflows of the Company.

Reclassifications – Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

2) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of March 31, 2003, had an accumulated deficit of $231.0 million. Cash used in operating activities for the three months ended March 31, 2003 was $4.2 million. The Company expects to have a net operating loss in 2003. At March 31, 2003, the Company’s principal source of liquidity was $3.7 million of cash and cash equivalents, which amount is after aggregate draws of $4.8 million against a $6.0 million Bridge Loan for interim funding (see Note 10 to the condensed financial statements). As of April 28, 2003, in accordance with the draw schedule in Note 10 to the condensed financial statements, the lenders advanced a total of $6.0 million to the Company. The amounts drawn against the Bridge Loan are due and payable on May 24, 2003. In addition, on March 31, 2003, the Company had $3.5 million in purchase order commitments. The Company’s current 2003 operating plan projects that cash available from planned revenue combined with the $3.7 million on hand at March 31, 2003 will not be adequate to defer the requirement for additional funding. The Company’s current negotiations for financing of $16 million (less repayment of principal under the Bridge Loan), if successful, is expected to provide the funding needed for the Company to continue operations; however, $8.0 million will be provided to the Company in quarterly installments of $1.0 million over a period of two years starting in June 2003. The Company may need to raise additional capital following the closing in the event its cash flow from operations along with the installments due under the proposed $16.0 million financing are insufficient to sustain operations. See Note 10 to condensed financial statements, – Bridge Financing/Funding Transaction for further explanation. There can be no assurances that the proposed financing can be finalized on terms acceptable to the Company, if at all, or that the negotiated proposed financing will be adequate to sustain operations through 2003. Such conditions raise substantial doubt that the Company will be able to continue as a going concern.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, its ability to raise capital, its dependence on key personnel, its dependence on a limited number of customers (with two customers accounting for 86% of the revenue for the three months ended March 31, 2003), its ability to produce new products, the erosion of product prices, its ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that the Company will achieve profitable operations in the near term, and since the Company will continue to consume cash in the foreseeable future, the Company must reduce the negative cash flows in the near term to continue operations, or secure additional funding. However, there can be no assurances that the Company will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize the capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debts to the Bridge Loan noteholders or liquidation preference obligations to the preferred stockholders. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by its stockholders.

All companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at that level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). The Company has not complied with Nasdaq’s listing requirement of a minimum bid price of $1.00 per share since September 2002 and was notified of this deficiency by Nasdaq October 8, 2002 and had until January 6, 2003 to cure this deficiency. On March 19, 2003, the Company received a notice from Nasdaq that the compliance period was extended for an additional ninety days. As a result, the Company had until April 7, 2003 to satisfy the minimum bid price requirement. The Company was notified on April 9, 2003 that it had not satisfied the minimum bid price requirement and that it will be delisted from the Nasdaq National Market effective April 7, 2003. The Company has appealed the delisting action and has a hearing scheduled before Nasdaq on May 15, 2003. There can be no assurance that this appeal will be successful. If the appeal is not successful, the Company may be granted the opportunity to apply to the Nasdaq SmallCap Market, but there can be no assurances that this opportunity will be granted. Should this opportunity not be granted, the Company can apply to be listed on the OTC Bulletin Board.

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

4) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have increased from $1.8 million (net of allowance for doubtful accounts and notes receivable of $1.2 million) at December 31, 2002 to $2.7 million (net of allowance for doubtful accounts and notes receivable of $1.2 million) at March 31, 2003. At March 31, 2003, $1.0 million of the amount due was subject to collateralized note arrangements. All notes issued through March 2003 bear market rates of interest.

At March 31, 2003, one customer represented 41% of the net carrying amount of accounts receivable and a second customer represented 35%, a significant concentration of credit risk. The Company considered the status of these accounts in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of March 31, 2003.

The allowance for doubtful accounts receivable of $1.2 million at March 31, 2003 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

5) INVENTORIES

Inventories consist of the following (in 000’s):

	Mar. 31, 2003	Dec. 31, 2002

Raw Materials	$10,961	$10,986
Work in Process	2,316	1,850
Finished Goods	—	155
Finished Goods Delivered to Customers	1,209	1,468

	$14,486	$14,459

6) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in $ thousands) at March 31, 2003 and December 31, 2002 respectively:

	As of March 31, 2003	As of December 31, 2002

Licensing and software development costs	$2,049	$2,049
Other long-term assets	119	124

	$2,168	$2,173

Licensing and software development costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The license fee agreements are for software to be used in the AdaptaCell Super Capacity Base Station and in the integration of the Company’s developed next generation standards into AirNet’s product. The license terms for both of these agreements are perpetual with payments made as certain Company development milestones are reached. Total amounts paid under these agreements were approximately $0.9 million at March 31, 2003 and December 31, 2002 with the remaining balance of approximately $1.7 million in licensing fees to be made as certain, specified milestones are reached. Payments are expected to be made in 2003, 2004, and 2005.

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

The computation of loss per share is as follows (in 000’s except share and per share data):

	THREE MONTHS ENDED

	MAR. 31, 2003	MAR. 31, 2002

Net loss attributable to common stockholders	$(4,596)	$(5,206)
Weighted average common shares outstanding	23,851,177	23,791,429
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.22)

Potentially dilutive securities consist of the following:
Options to purchase common stock	55,054	530,447
Total	55,054	530,447

8) STOCK-BASED COMPENSATION PLANS

Officers and employees of the Company were awarded options periodically for the purchase of common stock of the Company under the Company’s 1994 Stock Option Plan, as amended. The options, which expire five to ten years from the date of grant, are exercisable equally over a vesting period up to four years.

Effective April 1998, under the Company’s 1996 Independent Director Stock Option Plan, as amended, each independent director of the Company was eligible to receive a grant of options.

Effective September 1, 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan), which amended and restated the 1994 Stock Option and the 1996 Independent Director Stock Option Plan. The 1999 Plan provides for the issuance of a maximum of 4,906,842 shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, directors, and independent contractors. In the event of a change in control, as defined, under the terms of the option agreements to which each optionee and the Company are parties, two years of pending vesting, as to all stock options issued and outstanding, will be accelerated for all option holders. The funding transaction described in Note 10 to the condensed financial statements will result in a change in control, whereby two years of pending vesting on all outstanding options will accelerate.

The following table summarizes option activity for the three months ended March 31, 2003:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at December 31, 2002	2,394,586	$0.450	$55.625	$4.850
Granted	—	—	—	—
Terminated	(124,987)	0.450	19.375	3.017
Exercised	—	—	—	—

Outstanding at March 31, 2003	2,269,599	$0.450	$55.625	$4.943

For options outstanding and exercisable at March 31, 2003, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

PRICE RANGE	NUMBER	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$0.45 -$0.79	1,096,961	8. 3 years	$0.46	801,065	$0.45
0.80 -2.39	268,431	6.5 years	2.11	197,031	2.34
2.40 -5.50	473,442	7.6 years	4.72	221,035	4.78
5.51 -11.00	211,836	5.9 years	9.61	154,499	9.72
11.01 -20.00	60,484	6.8 years	15.41	30,242	15.41
20.01 -56.50	158,445	6.9 years	31.24	99,734	32.49

	2,269,599	7.6 years	$4.71	1,503,606	$4.94

The outstanding options expire at various dates through December 2012. At March 31, 2003, a total of 1,503,606 shares were exercisable, with a weighted average exercise price of $4.94 per share. The weighted average remaining contractual life of options at March 31, 2003 with exercise prices ranging from $0.45 to $55.63 is 7.6 years.

There were no stock options granted or exercised during the three months ended March 31, 2003.

At March 31, 2003, a total of 1,629,654 shares of the Company’s common stock were available for future grants of stock options.

9) CONTINGENCIES

The Company, the members of the underwriting syndicate involved in our initial public offering and two of the Company’s former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company’s initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time the Company believes the claims against it are without merit and intend to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants. In February 2003, the Motion to Dismiss was granted in part (with respect to AirNet) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against the Company’s two former officers named in the class action lawsuit have been dismissed without prejudice.

In addition to the item listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, it is believed that the Company has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

10) BRIDGE FINANCING / FUNDING TRANSACTION

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE, Inc., a Texas corporation (TECORE), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP and together with TECORE, the Lenders), pursuant to which each of the Lenders agreed, subject to the terms of the Loan Agreement, to make loans to the Company of up to $3,000,000 (collectively, the Commitments), for an aggregate interim financing of $6,000,000. The loans are to be repaid in cash by May 24, 2003 or such other date as the parties agree upon in writing. The annual interest rate on the loans is 2% plus prime rate as quoted in The Wall Street Journal. If the Senior Debt Funding Agreement described below is signed, the Company anticipates that the bridge repayment due on May 24, 2003 will be extended until the closing of the financing. However, there can be no guarantees that any extensions will be granted.

The Loan Agreement provides that the Commitments will be secured by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the Lenders under the terms and conditions of a Security Agreement (the Security Agreement) dated as of the date of the Loan Agreement. The Company may draw down the balance of the Commitment in its discretion upon compliance with certain conditions set forth in the Loan Agreement. Each Lender provided an initial advance to the Company of $800,000 on January 24, 2003 for an aggregate of $1,600,000. Maximum cumulative draws, including the initial draw of $1,600,000, were available according to the following schedule:

DRAW DOWN DATE	AMOUNT

Prior to February 24, 2003	$1,600,000
Prior to March 25, 2003	$3,200,000

Prior to April 24, 2003	$4,800,000
On or after April 24, 2003	$6,000,000

As of April 28, 2003, in accordance with the above schedule, the Lenders had advanced a total of $6,000,000 to the Company.

Additionally, on January 24, 2003, the Company entered into a non-binding terms sheet with the Lenders, which was revised on March 25, 2003, for an investment (the Investment) of $16,000,000 in the form of senior secured convertible notes. The Company and the Lenders continue to negotiate definitive agreements but the Company can provide no assurance that the Investment will be closed on the terms disclosed in the Current Report on Form 8-K, dated March 25, 2003, or that it will be closed at all. Pursuant to the revised terms sheet, the targeted date for closing the Investment was April 24, 2003, but this targeted date was not met. The targeted date for signing the investment agreement is expected to be no later than May 31, 2003. The Company cannot predict when or if definitive agreements will be signed or how long it will take thereafter to obtain the requisite stockholder and regulatory approvals.

A condition of the Investment, if made, is that the holders of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock), SCP, Tandem PCS Investments, L.P. (Tandem) and Mellon Ventures, L.P. (Mellon and together with SCP and Tandem, the Series B Holders) irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 19,108,281 shares of common stock at the closing of the Investment and agree to the cancellation of their warrants to purchase a total of 2,866,242 shares of the Company’s common stock in consideration for the Company’s payment of $500,000 to each of Mellon and Tandem and the Company’s issuance of 4,625,347 shares of Common Stock to SCP. The Series B Holders have each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock contingent upon closing of the Investment and have become parties to an Escrow Agreement, pursuant to which the Notices, the certificates representing the Series B Preferred Stock and a General Release from Tandem (collectively, the Conversion Documents) will be escrowed until the closing of the Investment. In addition, Mellon and Tandem have entered into a separate agreement, pursuant to which Mellon will purchase all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock) at the closing of the Investment, for an aggregate purchase price of $500,000. Upon conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Convertible Preferred Stock shall expire. There is a condition of the closing that the Company remain listed on Nasdaq.

TECORE was the Company’s largest customer, based on revenues, during the three months ended March 31, 2003 and is a supplier of switching equipment to the Company. Affiliates of SCP currently hold 15.1% of the outstanding shares of the Company’s common stock and combined with the voting rights associated with their ownership of Series B Preferred Stock beneficially own 20.3% of the voting power of the Company, which represents the Company’s largest single voting block. The Chairman of the Company’s board of directors is an affiliate of SCP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and Note 2, Notes to Condensed Financial Statements, “Liquidity and Going Concern Considerations” in this Form 10-Q.

1.) FINANCIAL CONDITION

This discussion should be read in conjunction with the Notes to Condensed Financial Statements contained in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

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

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activities associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated net revenues of $100.0 million from our inception through March 31, 2003. We have incurred substantial losses since commencing operations, and as of March 31, 2003 had an accumulated deficit of $231.0 million. We have not yet achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2003. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources, and Going Concern below.

Our revenues are derived from sales of a single product line based on the GSM Protocol. We generate a substantial portion of our revenues from a limited number of customers, with two customers accounting for 86% of net revenues during the three months ended March 31, 2003

Due to our limited operating history and the unpredictability of our industry, we may not be able to accurately forecast our net sales or rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly if our sales fall short of our expectations.

In addition, our current operating plan assumes that revenues will increase over time following an anticipated decrease in revenues in the first six months of 2003. Any further softening of demand may result in decreases in revenue growth or, potentially, further decreases in revenues.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED

	Three months ended March 31,

	2003	2002

NET REVENUES	100.0%	100.0%
COST OF REVENUES	79.6%	70.1%

Gross profit (loss)	20.4%	29.9%
OPERATING EXPENSES:
Research and development	140.8%	52.7%
Sales and marketing	45.7%	23.3%
General and administrative	55.3%	19.7%

Total costs and expenses	241.8%	95.7%

LOSS FROM OPERATIONS	(221.4)%	(65.8)%
TOTAL OTHER INCOME (EXPENSE) NET	(1.3)%	2.0%

NET LOSS	(222.7)%	(63.8)%
ACCRETION OF DISCOUNT - REDEEMABLE PREFERRED STOCK	0.0%	(7.0)%
ACCRETION OF CUMULATIVE PREFERRED DIVIDENDS	(33.4)%	(9.2)%

NET LOSS ATTRIBUTABLE TO COMMON STOCK	(256.1)%	(80.0)%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net revenue: Net revenues for the three months ended March 31, 2003 decreased $4.7 million or 72% to $1.8 million as compared to $6.5 million for the three months ended March 31, 2002. This decrease was largely attributed to the project in Central Asia, which accounted for $3.4 million of the revenue for the quarter ended March 31, 2002 compared to $0.6 million for the quarter ended March 31, 2003 and to $1.4 million of revenue from an African customer during the quarter ended March 31, 2002. The revenue in the first quarter of 2003 was generated from domestic customers, Guam Wireless, and TECORE Wireless Systems.

Gross profit: Gross profit for the three months ended March 31, 2003 decreased $1.5 million or 79% to $0.4 million as compared to $1.9 million for the three-month period ended March 31, 2002. This decrease was due primarily to a decrease in revenue volume. The gross profit margins were 20.4% and 29.9% for the three months ended March 31, 2003 and 2002, respectively. The change in gross profit margin over the prior year’s quarter is attributable to miscellaneous costs in support of our project in Central Asia.

Research and development: Research and development expenses for the three months ended March 31, 2003 decreased $0.9 million or 26% to $2.5 million as compared to $3.4 million for the three months ended March 31, 2002. This decrease was due to a reduction of $0.7 million in labor and related charges and purchased equipment of $0.2 million. We continue to focus development in the areas with the greatest near-term potential.

Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2003 decreased $0.7 million or 47% to $0.8 million as compared to $1.5 million for the three months ended March 31, 2002. This decrease was due to a reduction of $0.5 million in labor and related charges and a reduction of $0.1 million in travel expenses.

General and administrative: General and administrative expenses for the three months ended March 31, 2003 decreased $0.3 million or 23% to $1.0 million as compared to $1.3 million for the three months ended March 31, 2002. This decrease was primarily due to the payment of $0.2 million from a customer whose account had been previously written off. In addition, there was a reduction of $0.1 million in labor and related charges and a reduction in insurance premiums of $0.1 million. These decreases were partially offset by an increase in legal expenses of $0.2 million for support related to the proposed funding discussed in Note 10 to condensed financial statements, – Bridge Financing/Funding Transaction.

2.) LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of March 31, 2003, had an accumulated deficit of $231.0 million. Cash used in operating activities for the three months ended March 31, 2003 was $4.2 million and cash provided by operating activities was $3.5 million for the three months ended March 31, 2002. We expect to have a net operating loss in 2003. At March 31, 2003, our principal source of liquidity was $3.7 million of cash and cash equivalents, which amount is after aggregate draws of $4.8 million against a $6.0 million Bridge Loan for interim funding (see Note 10 to the condensed financial statements). As of April 28, 2003, in accordance with the draw schedule in Note 10 to the condensed financial statements, the lenders have advanced a total of $6.0 million to us. The amounts drawn against the bridge loan are due and payable on May 24, 2003. In addition, on March 31, 2003, we had $3.5 million in purchase order commitments. Our current 2003 operating plan projects that cash available from planned revenue combined with the $3.7 million on hand at March 31, 2003 will not be adequate to defer the requirement for additional funding. Our current negotiations for additional financing of $16 million (less repayment of principal under the Bridge Loan), if successful, (a portion of which will be used to pay off the Bridge Loan), is expected to provide the funding needed for us to continue operations; however, $8.0 million will be provided to us in quarterly installments of $1.0 million over a period of two years starting in June 2003. We may need to raise additional capital following the closing in the event our cash flow from operations along with the installments due under the proposed $16.0 million financing are insufficient to sustain operations. See Note 10 to condensed financial statements, – Bridge Financing/Funding Transaction for further explanation. There can be no assurances that the proposed financing can be finalized on terms acceptable to us, if at all, or that the negotiated proposed financing will be adequate to sustain operations through 2003. Such conditions raise substantial doubt that we will be able to continue as a going concern.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our resulting inability to generate sufficient revenues to cover expenses and reach profitability. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with two customers accounting for 86% of the revenue for the first three months of 2003), our ability to design new products, the erosion of our product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on our increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that we will achieve profitable operations in the near term, and since we will continue to consume cash in the foreseeable future, we must reduce the negative cash flows in the near term to continue operations, or secure additional funding to continue operations. However, there can be no assurances that we will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize the capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debts to the Bridge Loan noteholders or liquidation preference obligations to the preferred stockholders. Accordingly, should we file for bankruptcy, there is no assurance that any value would be received by our stockholders.

Net cash used in operating activities for the three months ended March 31, 2003 was $4.2 million compared to net cash provided by operating activities of $3.5 million for the three months ended March 31, 2002. The net loss incurred during the reported period resulted in the use of cash, whereas for the three months ended March 31, 2002 cash provided through customer deposits and a reduction in both inventory and receivables partially off set the net loss. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging from 10 - 50 % of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires investments in working capital as our revenues increase. As of March 31, 2003, our net accounts receivable balance was $1.7 million. Of this balance 76% is attributable to two customers, and receivables from one of these customers accounted for approximately 41% of the total amount outstanding. In addition, our inventory balance includes $3.4 million of slow moving inventory as of March 31, 2003. We believe that the $3.4 million is realizable inventory but there can be no assurance of the value that will actually be realized from the sale of this inventory. As of March 31, 2003 we had $1.2 million of finished goods inventory at customer locations. Should the financial condition of these customers change, recovery of the inventory may be difficult.

Net cash used by investing activities (capital expenditures) for the three months ended March 31, 2003 was $37,000 compared to net cash used for capital expenditures for the three months ended March 31, 2002 of $15,000. The level of capital expenditures remains low, as the physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2003 compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2002. The difference was primarily due to the draws pursuant to the Bridge Financing of $4.8 million during the three months ended March 31, 2003 described fully in Note 10 to the condensed financial statements. We drew an additional $1.2 million under the Loan Agreement on April 28, 2003.

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

Accounting for Inventory – We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required beyond the writeoff that was previously taken.

Dividends – At March 31, 2003 the amount of dividends in arrears on the 8% Series B Preferred Stock was $4,500,000. There are no accumulated dividends on the common stock as of March 31, 2003.

RISK FACTORS

All companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at that level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). We have not complied with Nasdaq’s listing requirement of a minimum bid price of $1.00 per share since September 2002 and we were notified of this deficiency by Nasdaq on October 8, 2002 and had until January 6, 2003 to cure this deficiency. On March 19, 2003, we received a notice from Nasdaq that the compliance period was extended for an additional ninety days. As a result, we had until April 7, 2003 to satisfy the minimum bid price requirement. We were notified on April 9, 2003 that we had not satisfied the minimum bid price requirement and that the Company will be delisted from the Nasdaq National Market effective April 7, 2003. We have an appeal of the delisting action scheduled on May 15, 2003. However, there can be no assurance that this appeal will be successful. If the appeal is not successful, we may be granted the opportunity to apply to the Nasdaq SmallCap Market, but there can be no assurances of this

In light of the current market conditions for wireless communications, we believe that an investment in our stock is highly speculative and volatile, and subject to numerous risks which have been previously described in our filings with the SEC. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and intend to defend this matter when appropriate. Under the terms of the Underwriting Agreement, we have claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants. In February 2003, the Motion to Dismiss was granted in part (with respect to AirNet) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against our two former officers named in the class action lawsuit have been dismissed without prejudice.

In addition to the item listed above we are also involved in various claims and litigation matters arising in the ordinary course of business. With respect to these matters, it is believed that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 24, 2003, the Company issued two promissory notes, each in an amount of $3,000,000, for an aggregate of $6,000,000, pursuant to a Bridge Loan Agreement. See Note 10 to the condensed financial statements for more information regarding the notes. The Company claimed an exemption from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the notes.

ITEM 5. OTHER INFORMATION

The Company’s board of directors has appointed Gerald Y. Hattori to fill a vacant seat on the board effective on April 1, 2003. Mr. Hattori, who is a former Chief Financial Officer of the Company, is expected to serve as the third member on the Company’s audit committee and may qualify as a “financial expert” (as defined under the new federal corporate governance rules). Although technically under the rules of the Nasdaq Stock Market, Inc. (NASDAQ) Mr. Hattori will not qualify as an independent director until January 1, 2004, upon application to NASDAQ, the Company was advised that Mr. Hattori would be allowed to serve on the audit committee under an exception to the rules governing independence of the audit committee.

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

Communications Corporation, Tandem PCS Investments, L.P., SCP Private Equity Partners II, L.P., Mellon Ventures, L.P. and Edwards & Angell, LLP, as escrow agent.

10.29 (12)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.30 (12)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.

10.31 (13)	Terms Sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.

99.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.

(11) Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.

(12) Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.

(13) Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.

b. Reports on Form 8-K

The Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on January 28, 2003 reporting one event under Item 2, Acquisition or Disposition of Assets, one item under Item 5, Other Events, and filing twelve exhibits under Item 7, Exhibits, on March 26, 2003 reporting one event under Item 2, Acquisition or Disposition of

Assets, one item under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits, and on March 27, 2003 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

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

Date: May 15, 2003	/S/ JOSEPH F. GERRITY

Joseph F. Gerrity Vice President of Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.

99.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.