Form 10-Q
period 2003-06-30
AIRNET COMMUNICATIONS CORP
filed 2003-08-14
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2003

Commission File Number: 000-28217

AIRNET COMMUNICATIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3218138
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of each of the issuer’s classes of common stock as of July 11, 2003, was:

Common stock, par value $.001 per share 23,893,995

AIRNET COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands)

	Unaudited
	June 30, 2003	Dec. 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,011	$3,205
Accounts receivable—net of allowance for doubtful accounts of $300 at June 30, 2003 and $1,200 December 31, 2002, respectively	2,013	569
Inventories	12,879	14,459
Notes receivable	735	923
Other	605	1,063

TOTAL CURRENT ASSETS	22,243	20,219
Property and equipment, net	6,747	8,160
Long-term notes receivable, less current portion	—	278
Other long-term assets	2,314	2,173

TOTAL ASSETS	$31,304	$30,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,631	$2,801
Accrued payroll and other expenses	3,454	3,597
Capital lease obligations	24	53
Customer deposits	1,800	102
Deferred revenues	1,149	1,403

TOTAL CURRENT LIABILITIES	9,058	7,956

LONG-TERM LIABILITIES
Bridge loans payable	6,116	—
Long-term accounts payable	507	800
Other long term liabilities	28	37

TOTAL LONG-TERM LIABILITIES	6,651	837

TOTAL LIABILITIES	15,709	8,793
STOCKHOLDERS’ EQUITY	15,595	22,037

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$31,304	$30,830

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	UNAUDITED
	Three months ended June 30,		Year-to-date ended June 30,
	2003	2002	2003	2002
NET REVENUES	$4,440	$7,210	$6,235	$13,720
COST OF REVENUES	3,311	5,419	4,739	9,983
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	196	—	196	—

Gross profit	933	1,791	1,300	3,737

OPERATING EXPENSES:
Research and development	2,062	3,210	4,589	6,642
Sales and marketing	536	1,450	1,355	2,962
General and administrative	815	1,308	1,808	2,588
Gain on vendor settlements	—	(30)	—	(30)

Total costs and expenses	3,413	5,938	7,752	12,162

LOSS FROM OPERATIONS	(2,480)	(4,147)	(6,452)	(8,425)
TOTAL OTHER (EXPENSE) INCOME, NET	(46)	66	(69)	194

NET LOSS	(2,526)	(4,081)	(6,521)	(8,231)
ACCRETION OF DISCOUNT—REDEEMABLE PREFERRED STOCK	—	(483)	—	(939)
PREFERRED DIVIDENDS	(600)	(600)	(1,200)	(1,200)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(3,126)	$(5,164)	$(7,721)	$(10,370)

WEIGHTED AVERAGE SHARES OUTSTANDING—USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	23,854,132	23,810,068	23,852,865	23,800,014

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	$(0.13)	$(0.22)	$(0.32)	$(0.44)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.11)	$(0.17)	$(0.27)	$(0.35)

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	UNAUDITED
	Six months ended June 30,
	2003	2002

OPERATING ACTIVITIES—NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3,064)	$3,850

NET INVESTING ACTIVITIES—CASH PAID FOR ACQUISITION OF CAPITAL ASSETS	(98)	(27)

FINANCING ACTIVITIES—
Net proceeds from issuance of notes payable	6,000	—
Net proceeds from issuance of preferred and common stocks	6	42
Proceeds on notes receivable issued to officers	—	35
Principal payments on capital lease obligations	(38)	(212)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,968	(135)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,806	3,688

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,205	4,702

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,011	$8,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION— Cash paid during the period for interest	$7	$2

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(FOR THE SIX MONTHS ENDED JUNE 30, 2003)

(Unaudited)

1)    BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2002. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or for any future period.

NEW ACCOUNTING PRONOUNCEMENTS—In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement to be effective during the quarter ended March 31, 2003. The adoption of this Statement did not have any impact on the Company.

In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosure in both annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and continues to measure compensation costs for stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options were granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense has been recognized for stock option grants to employees for the quarters and the six-months ended June 30, 2003 and 2002. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for the costs of stock-based compensation as provided under Statement 123 as amended by Statement 148 or whether it will continue to use the intrinsic value method permitted under APB 25.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, as amended by Statement 148, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the three months ended June 30		For the six months ended June 30
	2003	2002	2003	2002
Net loss attributable to common stock, as reported	$(3,126)	$(5,164)	$(7,721)	$(10,370)
Pro forma fair value stock compensation expense	(269)	(328)	(580)	(656)

Pro forma net loss attributable to common stock	$(3,395)	$(5,492)	$(8,301)	$(11,026)

Net loss per share attributable to common stock—basic and diluted, as reported	$(0.13)	$(0.22)	$(0.32)	$(0.44)

Net loss per share attributable to common stock—basic and diluted, pro forma	$(0.14)	$(0.23)	$(0.35)	$(0.46)

In November 2002 the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (FIN 45). This interpretation requires the Company to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Fundings under the guarantee are to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. This interpretation did not have a material impact on the financial conditions, results of operations, or cash flows of the Company.

In May 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for interim periods beginning after June 15, 2003. The adoption of Statement 150 is not expected to have a material impact on the Company.

2)    LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of June 30, 2003, had an accumulated deficit of $225.0 million. Cash used in operating activities for the six months ended June 30, 2003 was $3.1 million. The Company expects to have a net operating loss in 2003. At June 30, 2003, the Company’s principal source of liquidity was $6.0 million of cash and cash equivalents, which amount included draws of $6.0 million against the $6.0 million Bridge Loans for interim funding (see Notes 10 and 11 to these condensed financial statements). The amounts drawn against the Bridge Loan are due and payable upon closing of the Investment financing described in Notes 10 and 11 to these condensed financial statements. In addition, on June 30, 2003, the Company had $6.1 million in customer purchase order commitments. The Company’s current 2003 operating plan projects that cash available from planned revenue combined with the $6.0 million on hand at June 30, 2003 will not be adequate to defer the requirement for additional funding. The Company’s agreement for financing of the $16 million Investment (less repayment of principal under the Bridge Loan), is expected to provide the funding needed for the Company to continue operations beyond August 2003; however, $8.0 million of the $16 million Investment financing will be provided to the Company in quarterly installments of $1.0 million over a period of two years starting at closing of the financing described in Notes 10 and 11 to these condensed financial statements. The first payment of $1 million, originally scheduled for June 2003, was paid at the closing of the Investment on August 13, 2003. If the funds under the $16 million financing are insufficient to sustain operations, the Company may need to raise additional capital following the closing. There can be no assurances that proceeds from the Investment financing will be adequate to sustain operations through 2003. See Notes 10 and 11 to these condensed financial statements for further explanation. Such conditions raise substantial doubt that the Company will be able to continue as a going concern.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, the Company’s competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels targeting the Company’s traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for the Company to expand or to continue sales of its “coverage solution products” to small/medium sized PCS operators in North America. The Company is executing a significant cost reduction program for its products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, its ability to raise capital, its dependence on key personnel, its dependence on a limited number of customers (with three customers accounting for 90% of the revenue for the six months ended June 30, 2003), its ability to produce new products, the erosion of product prices, its ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company’s increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that the Company will achieve profitable operations in the near term, and since the Company will continue to consume cash in the foreseeable future, the Company must reduce the negative cash flows in the near term to continue operations, or secure additional funding. However, there can be no assurances that the Company will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debts to the Bridge Loan noteholders or liquidation preference obligations to the preferred stockholders. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by its stockholders.

All companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at the minimum bid price level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). The Company did not comply with Nasdaq’s listing requirement of a minimum bid price of $1.00 per share on September 24, 2002 and was notified of this deficiency by Nasdaq October 8, 2002 and had until January 6, 2003 to cure this deficiency. On February 3, 2003 the Company was notified that it had until April 7, 2003 to comply with the $1.00 minimum bid price requirement. The Company was notified on April 9, 2003 that it had not satisfied the minimum bid price requirement and that it would be delisted from the Nasdaq National Market effective April 7, 2003. Upon such notification the Company appealed the delisting action and remained listed throughout this process. The Company had a hearing before Nasdaq on May 15, 2003. On June 3, 2003 Nasdaq notified the Company that it would have through July 31, 2003 to comply with the $1.00 minimum bid requirement. The Company’s stock traded at the minimum bid price of $1.00 or more for at least ten consecutive days and on July 22, 2003 Nasdaq notified the Company that it had satisfied all requirements for continued listing on the Nasdaq National Market. Accordingly, the stock of the Company will continue being listed on the Nasdaq National Market, subject to compliance with the applicable listing requirements. As of August 4, 2003, the share price fell below the minimum bid price requirement of $1.00.

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

The Company recognizes revenue for certain services contracts on a straight-line basis, unless the Company’s obligation is fulfilled in a different pattern over the contractual terms of the agreements.

Revenue is recognized for Original Equipment Manufacturer (OEM) product sales when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

4)    ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have increased from $1.8 million (net of allowance for doubtful accounts and notes receivable of $1.2 million) at December 31, 2002 to $2.7 million (net of allowance for doubtful accounts and notes receivable of $0.3 million) at June 30, 2003. At June 30, 2003, $0.7 million of the amount due was subject to collateralized note arrangements. All notes issued through June 2003 bear market rates of interest.

At June 30, 2003, one customer represented 80% of the net carrying amount of accounts receivable, a significant concentration of credit risk. The Company considered the status of this account in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of June 30, 2003. This amount was current as of June 30, 2003.

The allowance for doubtful accounts receivable of $0.3 million at June 30, 2003 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

5)    INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw Materials	$9,944	$10,986
Work in Process	1,599	1,850
Finished Goods	130	155
Finished Goods Delivered to Customers	1,206	1,468

	$12,879	$14,459

6)    OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands) at June 30, 2003 and December 31, 2002 respectively:

	June 30, 2003	December 31, 2002
Licensing and software
development costs	$2,196	$2,049
Other long-term assets	118	124

	$2,314	$2,173

Licensing and software development costs include amounts paid under separate agreements with external, unrelated parties.

The agreements relate to both license fees and software development costs.

The license fee agreements are for software to be used in the AdaptaCell Super Capacity Base Station and in the integration of the Company’s next generation product. The license terms for both of these agreements are perpetual with payments made as certain Company development milestones are reached. Total amounts paid under these agreements were approximately $1.0 million at June 30, 2003 and December 31, 2002 with the remaining balance of approximately $1.6 million in licensing fees to be made as certain, specified milestones are reached. Payments are expected to be made in 2003, 2004, and 2005.

The agreement for development costs includes certain external costs for testing and development of the AdaptaCell Super Capacity Base Station. As of June 30, 2003, the Company has capitalized approximately $1.1 million of software costs under this agreement, and expects commercial availability of the product in late 2003 or early 2004 at which point amortization of the capitalized software costs will begin.

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

The computation of loss per share is as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss attributable to common stockholders	$(3,126)	$(5,164)	$(7,721)	$(10,370)
Weighted average common shares outstanding	23,854,132	23,810,068	23,852,865	23,800,014
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.22)	$(0.32)	$(0.44)
Potentially dilutive securities consist of the following:
Options to purchase common stock	103,161	828,585	79,269	686,719
Convertible preferred stock	9,554,140	9,554,140	9,554,140	9,554,140

Total	9,657,301	10,382,725	9,633,409	10,240,859

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

Effective September 1, 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan), which amended and restated the 1994 Stock Option and the 1996 Independent Director Stock Option Plan. The 1999 Plan provides for the issuance of a maximum of 4,906,842 shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, directors, and independent contractors. In the event of a change in control, as defined under the terms of the option agreements to which each optionee and the Company are parties, two years of pending vesting, as to all stock options issued and outstanding, will be accelerated for all option holders. The Investment financing transaction described in Note 10 to these condensed financial statements will result in a change in control when SCP II and TECORE acquire more than 50% voting control on a combined basis. At such time two years of pending vesting on all currently outstanding options will accelerate. This change of control, is scheduled to occur after the closing when TECORE makes its December 2003 quarterly installment of its purchase price of the $12 million note to be purchased upon the closing of the Investment financing.

The following table summarizes option activity for the six months ended June 30, 2003:

	Shares	Exercise Price Range		Weighted Average Exercise Price
Outstanding at December 31, 2002	2,394,586	$0.450	$55.625	$4.850
Granted	—	—	—	—
Terminated	(306,130)	0.450	55.625	4.923
Exercised	(11,818)	0.450	0.450	0.450

Outstanding at June 30, 2003	2,076,638	$0.450	$49.937	$4.856

For options outstanding and exercisable at June 30, 2003, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	Options Outstanding			Options Exercisable
	Remaining		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Price Range	Number	Life
$0.45-$1.00	1,055,143	8.0 years	$0.47	758,067	$0.45
1.01-2.50	230,522	5.6 years	$2.27	214,714	$2.33
2.51-5.00	393,368	7.1 years	$4.68	225,187	$4.64
5.01-10.00	100,360	6.3 years	$7.53	68,684	$7.82
10.01-49.94	297,245	5.6 years	$21.76	220,733	$21.28

	2,076,638	7.1 years	$4.86	1,487,385	$4.79

The outstanding options expire at various dates through December 2012. At June 30, 2003, a total of 1,487,385 shares were exercisable, with a weighted average exercise price of $4.79 per share. The weighted average remaining contractual life of options at June 30, 2003 with exercise prices ranging from $0.45 to $49.94 is 7.1 years.

There were no stock options granted during the six months ended June 30, 2003 and there were 11,818 options exercised during the same period.

At June 30, 2003, a total of 1,810,797 shares of the Company’s common stock were available for future grants of stock options.

9)    CONTINGENCIES

The Company, the members of the underwriting syndicate involved in our initial public offering and two of the Company’s former officers were named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, Number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company’s initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time the Company believes the claims against it are without merit and intend to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants. In February 2003, the Motion to Dismiss was granted in part (with respect to AirNet) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against the Company’s two former officers named in the class action lawsuit have been dismissed without prejudice.

In addition to the item listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business.

With respect to the above matters, it is believed that the Company has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

10)    BRIDGE FINANCING / FUNDING TRANSACTION

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”), with TECORE, Inc., a Texas corporation (“TECORE”), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (“SCP II” and together with TECORE, the “Lenders”), pursuant to which each of the Lenders agreed to make loans to the Company of up to $3,000,000 (collectively, the “Commitments” or “Bridge Loans”), for an aggregate interim financing of $6,000,000. The annual interest rate on the Bridge Loans is 2% plus prime rate as quoted in The Wall Street Journal. The Bridge Loans were due on May 24, 2003 but the due date has been extended until the earlier of the closing of the $16 million Investment (the “Investment”) by the Lenders discussed below, termination of the Purchase Agreement relating to the Investment, or August 15, 2003. Upon the closing of the Investment, the principal of the Bridge Loans was paid from the proceeds of the Investment but interest accrued on these Bridge Loans will be deferred and will be due and payable four years from the closing date of the Investment. Interest at 12% annually will compound on the amount of interest deferred under the Bridge Loans. As of June 30, 2003 the accrued interest on the Bridge Loans was $115,261.

The Bridge Loans are collateralized by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the Lenders under the terms and conditions of a Security Agreement dated as of the date of the Loan Agreement. The Company was allowed to draw down the balance of the Commitment at its discretion upon compliance with certain conditions set forth in the Loan Agreement. Each Lender provided an initial advance to the Company of $800,000 on January 24, 2003 for an aggregate of $1,600,000. Maximum cumulative draws, including the initial draw of $1,600,000, were made according to the following schedule:

Draw Down Date	Maximum Cumulative Draws	Actual Funding Date
Prior to February 24, 2003	$1,600,000	January 24, 2003
Prior to March 25, 2003	$3,200,000	February 28, 2003
Prior to April 24, 2003	$4,800,000	March 26, 2003
On or after April 24, 2003	$6,000,000	April 28, 2003

As of April 28, 2003, in accordance with the above schedule, the Company had drawn a total of $6,000,000.

On June 5, 2003, the Company, TECORE, and SCP II entered into a Securities Purchase Agreement (“Purchase Agreement”) for the issuance and sale to SCP II and TECORE of senior secured convertible notes (the “Notes”) in the principal amount of $16,000,000 (the “Investment”). The Purchase Agreement was disclosed in an attachment to the Company’s filing on Form 8-K filed on June 9, 2003. The Investment closed on August 13, 2003.

The Investment transaction required approval of the Company’s stockholders which was obtained on August 8, 2003 and accordingly, the Company issued Notes of $4 million to SCP II and $12 million to TECORE on August 13, 2003. $3 million of SCP II’s $4 million purchase price payable at closing was applied to payment of the $3 million principal due under SCP II’s Bridge Loan. $3 million of TECORE’s $4 million initial purchase price payable at closing was applied to payment of the $3 million principal due under TECORE’s Bridge Loan. The balance of $8 million for the purchase of TECORE’s Note is payable in eight quarterly installments of $1 million each. The first installment payment scheduled for June 30, 2003 was paid at closing. The Notes are convertible, at any time, into shares of the Company’s common stock at an initial conversion price of $0.1081, subject to adjustment for certain future dilutive issuances of securities. The Notes also have voting rights equivalent to the number of shares into which the Notes could be converted at a deemed conversion price of $0.57. The Notes are payable four years from the closing date, and interest on the Notes is accruable at the annual rate of 12% with payment due four years from the closing date. Any portion of the accrued interest may be converted at any time to shares of common stock at the applicable conversion price (initial conversion price of $0.1081 per share).

As a condition of the Investment, the holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”), SCP II, Tandem PCS Investments, L.P. (“Tandem”) and Mellon Ventures, L.P. (“Mellon” and together with SCP II and Tandem, the “Series B Holders”) agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 19,108,281 shares of common stock at the closing of the Investment and agreed to the cancellation of their warrants to purchase a total of 2,866,242 shares of the Company’s common stock in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 4,625,347 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the “Notices”) electing to convert their shares of Series B Preferred Stock contingent upon closing of the Investment and have become parties to an Escrow Agreement, pursuant to which the Notices, the certificates representing the Series B Preferred Stock and a General Release from Tandem (collectively, the “Conversion Documents”) were escrowed until the closing of the Investment. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon will purchase all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock) at the closing of the Investment, for an aggregate purchase price of $500,000. Upon conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Preferred Stock expire. In addition, the holders of the Series B Preferred Stock agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5 million as of June 30, 2003 on the Series B Preferred Stock upon closing of the Investment. Accordingly, at the closing of the Investment on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends will be cancelled and no further dividends will be recorded by the Company related to the Preferred Stock.

In addition, effective upon the closing of the Investment, the Company has amended its stock option plan. Under the amended plan, the number of options available for grant increases to 30,742,986 and up to 21,766,212 may be issued to employees starting in the third quarter of 2003. Under a separate agreement, concurrent with the closing, options will be granted to the Chief Executive Officer of the Company as disclosed in the Definitive Proxy (Form DEF 14A) filed with the Securities and Exchange Commission on July 9, 2003.

Upon closing of the Investment, there will be a total of 47,596,623 shares outstanding with 83,256,244 shares issuable upon conversion of the principal amount of the Notes outstanding as of the closing date. Additional shares of common stock will be issuable upon conversion of the Notes as TECORE pays the remaining installments of the Investment and upon conversion of interest accrued on the Notes. The 83.3 million shares and other shares issuable upon conversion of such additional principal and accrued interest will be excluded from the fully diluted loss per share calculation as their inclusion is anti-dilutive.

TECORE and SCP have notified the Company of their intention to enter into a Voting Agreement at the closing of the Investment, in which each would agree, among other things, to vote all Notes and shares of capital stock owned by them for their respective nominees to the Board of Directors and to maintain a Board of Directors of a certain size.

TECORE was the Company’s largest customer, based on revenues, during the six months ended June 30, 2003 and is a supplier of switching equipment to the Company. At June 30, 2003, affiliates of SCP II, including SCP Private Equity Partners, L.P. (SCP) and CIP Capital LP, held 15.1% of the outstanding shares of the Company’s common stock and combined with the voting rights associated with SCP II’s ownership of Series B Preferred Stock beneficially owned 20.3% of the voting power of the Company, which represented the Company’s largest single voting block. The Chairman of the Company’s board of directors is an affiliate of SCP and SCP II.

11) SUBSEQUENT EVENTS

On August 8, 2003 at the Company’s Annual Meeting of Stockholders, the stockholders approved the Investment pursuant to the terms of the Purchase Agreement described in Note 10 to these condensed financial statements. Including this agreement, the stockholders approved the following proposals:

1.	The Company’s issuance and sale pursuant to the Purchase Agreement by and among TECORE, SCP II, and the Company to SCP II of the senior secured convertible note in principal amount of $4,000,000, and to TECORE of the senior secured convertible note in principal amount of $12,000,000, each carrying voting rights and convertible initially, without additional consideration, into 148,011,101 shares of common stock, $.001 par value per share, of the Company at a conversion price of $0.1081 per share of common stock, provided that TECORE can convert the principal of its Note only to the extent of principal invested, (collectively, the “Proposed Financing”).

2.	The conversion of all of the 955,414 outstanding shares of the Company’s Series B Convertible Preferred Stock, $.01 par value per share, into 19,108,281 shares of common stock at a conversion price of $1.57 per share and the sale of 4,625,347 shares of common stock to SCP II in connection therewith.

3.	The election of two Class I directors, Darrell Lance Maynard and Gerald Y. Hattori, to the Board of Directors, each to serve a three-year term (unless Proposal No. 4 below is approved, in which case the terms of all the members of the Board of Directors will be one year) and if the Proposed Financing is approved and closes, to elect five additional directors, Jay J. Salkini, Shiblie O. Shiblie, Hans F. Morris, Christopher J. Doherty, and Munzer Kayyem, to the Board of Directors, four of whom will take their seats on the Board of Directors immediately after the closing of the Proposed Financing (collectively, “Investor Nominees”) and the fifth of whom, Munzer Kayyem, will take his seat subject to and contingent upon additional payments being made by TECORE for its purchase of the TECORE Note sufficient to satisfy Nasdaq requirements in connection with board representation (the “Additional Investor Nominee”).

4.	The amendment and restatement of the Company’s (i) Seventh Amended and Restated Certificate of Incorporation in the form of the Eighth Amended and Restated Certificate of Incorporation (the “Proposed Certificate of Incorporation”), pursuant to which, among other things, (A) the authorized number of shares of common stock will be increased from 50,000,000 to 400,000,000 shares, (B) the “blank-check” preferred stock that permits the Board of Directors to designate the rights, privileges and preferences of a new series of preferred stock without the prior approval of the Company’s stockholders and the designation of the Company’s Series A Junior Participating Preferred Stock (none of which have been issued) will be eliminated, (C) the notes to be issued in the Proposed Financing will be granted the right to vote on an as-converted basis, subject to certain limits, together with the common stock, (D) the Board of Directors will be declassified so that each director will stand for re-election on an annual basis and (E) the number of directors will be increased to ten directors (or eleven directors upon conversion of the full principal amount of the TECORE Note); (ii) Second Amended and Restated Bylaws, as amended by Amendment No. 1 adopted March 21, 2000, in the form of the Third Amended and Restated Bylaws, pursuant to which (A) the Board of Directors will be declassified and (B) the number of directors will be increased as described above.

5.	The amendment and restatement of the Company’s 1999 Equity Incentive Plan (i) to increase the number of shares of common stock reserved for issuance under the Equity Incentive Plan from 4,906,842 shares to 30,742,986 shares, and (ii) to revise Section 5 of the Equity Incentive Plan that sets forth limits on the number of shares that can be granted to an “Employee” (as defined under the Equity Incentive Plan) in connection with Section 162(m) of the Internal Revenue Code of 1986, as amended.

6.	An amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Common Stock at a ratio within the range from one-for-five to one-for-fifteen and the grant of discretionary authority to the Board of Directors for a period of twelve months after the date of the approval of this proposal by the Company’s stockholders (i) to file the amendment to the Company’s Certificate of Incorporation to implement the reverse stock split and determine the exact ratio and the effective date of the reverse stock split or (ii) to determine not to proceed with the reverse stock split.

7.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

8.	A further amendment of the Proposed Certificate of Incorporation, to be filed subject to and following the closing of the Proposed Financing and the Series B Conversion, to eliminate the authorized preferred stock and to eliminate Annex I of the Proposed Certificate of Incorporation containing the Certificate of Designation of the Series B Preferred Stock.

The Investment approved in item 1 above and the granting of options to employees will have non-cash impacts on the financial statements of the Company in 2003, 2004 and 2005 as follows:

•	As a result of the conversion feature embedded in the Notes which provide for conversion at any time, the Company will record a charge to interest expense on the closing date of approximately $9.0 million. Assuming TECORE makes the seven additional $1 million installment payments for its purchase of the TECORE note, the Company will record additional non-cash charges to interest expense, with respect to each installment paid, of up to an additional $1.0 million in each of the third and fourth quarters of 2003 and in each quarter thereafter through March 2005. The actual charge to earnings will be determined based on the market price per share of the Company’s common stock on the date of the closing of the Investment.

•	Under the terms of the Purchase Agreement, the Company may initially grant nonqualified options to employees to purchase up to 21,766,212 shares of the Company’s common stock at a strike price of $0.01 per share. Such options will vest in two annual installments from the grant date. The total value that would be reported under APB 25 if the options had been granted on July 31, 2003, with a closing price of $0.90 per share would be approximately $19.4 million, which amount would be treated as compensation expense.

This charge will be recognized ratably over the two-year vesting period.

•	Interest expense on the Notes will be recorded at the rate of 12% per annum and interest and on the outstanding interest under the Bridge Loans will be recorded on a compounded basis at an annual interest rate of 12%. The payment date for this interest will be four years from the closing date of the Investment.

There may be additional non-cash impacts associated with the conversion of the Series B Preferred stock. These potential impacts are under evaluation.

In addition there will be a cash impact to the balance sheet as follows in 2003:

•	Cash payments of approximately $200,000 as reimbursement of legal fees incurred by the investors in connection with the Investment will be recorded as a prepaid expense and amortized against interest expense over the term of the Investment.

•	Cash payments of $500,000 each to Tandem and Mellon as defined in Note 10. These payments will be a reduction to Additional Paid in Capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, see Risk Factors in this Form 10-Q and please refer to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, and Note 2, Notes to Condensed Financial Statements, “Liquidity and Going Concern Considerations” in this Form 10-Q.

OVERVIEW

This discussion should be read in conjunction with the Notes to Condensed Financial Statements contained in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global Standard for Mobile Communications, system of mobile voice and data transmission. We have substantial experience in the wireless industry and products, and market our products worldwide to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. We previously announced plans to introduce our new AdaptaCell base station platform using adaptive array technology. Adaptive array technology dramatically increases the operators’ spectral efficiency, resulting in significant increases in network performance by focusing radio signals on individual handset antennas instead of spreading them over an entire cell. We expect to have this new generation product ready for commercial deployment in late 2003 or early 2004, but we cannot predict with certainty when it will be ready for sale. These products are continually evolving.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activities associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated net revenues of $100.0 million from our inception through June 30, 2003. We have incurred substantial losses since commencing operations, and as of June 30, 2003 have an accumulated deficit of $225.0 million. We have not yet achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base, we expect to continue to incur net losses at least through 2003. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources and Going Concern below.

Our revenues are derived from sales of a single product line based on the GSM Protocol. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 90% of net revenues during the six months ended June 30, 2003. As a result of the reduction in global demand in the telecommunications industry, our competitors have been bundling Mobile Switch Centers (MSC) together with base stations at deeply discounted pricing levels targeting our traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for the Company to expand or to continue sales of its “coverage solution products” to small/medium sized PCS operators in North America. The Company is executing a significant cost reduction program for its products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended June 30,		Year-to-date ended June 30,
	2003	2002	2003	2002
NET REVENUES	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES	74.6%	75.2%	76.0%	72.8%
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	4.4%	0.0%	3.1%	0.0%

Gross profit (loss)	21.0%	24.8%	20.9%	27.2%

OPERATING EXPENSES:
Research and development	46.4%	44.4%	73.7%	48.4%
Sales and marketing	12.1%	20.2%	21.7%	21.6%
General and administrative	18.4%	18.1%	29.0%	18.9%
Gain on vendor settlements	0.0%	(0.4)%	0.0%	(0.2)%

Total costs and expenses	76.9%	82.3%	124.4%	88.7%

LOSS FROM OPERATIONS	(55.9)%	(57.5)%	(103.5)%	(61.5)%
TOTAL OTHER (EXPENSE) INCOME, NET	(1.0)%	0.9%	(1.1)%	1.4%

NET LOSS	(56.9)%	(56.6)%	(104.6)%	(60.1)%
ACCRETION OF DISCOUNT—REDEEMABLE PREFERRED STOCK	—	(6.7)%	—	(6.8)%
PREFERRED DIVIDENDS	(13.5)%	(8.3)%	(19.2)%	(8.7)%

NET LOSS ATTRIBUTABLE TO COMMON STOCK	(70.4)%	(71.6)%	(123.8)%	(75.6)%

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net revenue: Net revenues for the six months ended June 30, 2003 decreased $7.5 million or 55% to $6.2 million compared to $13.7 million for the six months ended June 30, 2002. The reduction in revenue was primarily due to the reduced level of activity on a project in Central Asia, which amounted to $8.9 million for the six months ended June 30, 2002 compared to

$3.7 million for the six-month period ended June 30, 2003. The revenue in the first six months of 2003 was generated from domestic customers, Guam Wireless, an African customer and TECORE Wireless Systems. Approximately $5.6 million (90%) of the revenue in the first six months of 2003 was generated by three customers.

Gross profit: Gross profits for the six months ended June 30, 2003 decreased $2.4 million to $1.3 million as compared to $3.7 million for the six-month period ended June 30, 2002. The gross profit margins were 20.8% and 27.2% for the six months ended June 30, 2003 and 2002, respectively. The gross profit margin has decreased primarily because of price reductions we made in response to competitive pricing pressures in our marketplace.

Research and development: Research and development expenses for the six months ended June 30, 2003 decreased $2.0 million or 30% to $4.6 million compared to $6.6 million for the six-month period ended June 30, 2002. This decrease was due primarily to a reduction in labor expense and related charges of $1.1 million. In addition there was $0.4 million of research and development resources redirected to work on direct cost of sales activities.

Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2003 decreased $1.6 million or 53% to $1.4 million as compared to $3.0 million for the six months ended June 30, 2002. This decrease was due to a reduction in labor expense and related charges of $1.2 million and a reduction in travel expense of $0.2 million.

General and administrative: General and administrative expenses for the six months ended June 30, 2003 decreased $0.8 million or 31% to $1.8 million as compared to $2.6 million for the six months ended June 30, 2002. The $0.8 million reduction in expenses was primarily attributable to a $0.5 million reduction in the provision for doubtful accounts and a $0.3 million reduction in labor expense and related charges. The reduction in the provision for doubtful accounts is primarily the result of payment of $0.5 million from a customer whose account had been previously written off. This account was collected as part of an agreement that included mutual releases from both the Company and the Customer.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net revenue: Net revenues for the three months ended June 30, 2003 decreased $2.8 million or 39% to $4.4 million compared to $7.2 million for the three months ended June 30, 2002. This decrease was largely attributed to the project in Central Asia, which accounted for $5.2 million of the revenue for the quarter ended June 30, 2002 compared to $2.7 million for the quarter ended June 30, 2003. The revenue in the second quarter of 2003 was generated from domestic customers, Guam Wireless, and TECORE Wireless Systems.

Gross profit: Gross profit for the three months ended June 30, 2003 decreased $0.9 million or 50% to $0.9 million as compared to $1.8 million for the three-month period ended June 30, 2002. The gross profit margins were 21.0% and 24.8% for the three months ended June 30, 2003 and 2002, respectively. The gross profit margin decreased as a result of competitive pricing pressures in our marketplace.

Research and development: Research and development expenses for the three months ended June 30, 2003 decreased $1.1 million or 34% to $2.1 million compared to $3.2 million for the three months ended June 30, 2002. This decrease was due to a reduction of $0.5 million in labor expense and related charges. In addition there was $0.4 million of research and development resources redirected to work on direct cost of sales activities. The level of labor expense before the expense related to cost of sales activities is consistent with the expense incurred in the first quarter of 2003. We continue to focus development in the areas with the greatest near-term potential.

Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2003 decreased $1.0 million or 67% to $0.5 million as compared to $1.5 million for the three months ended June 30, 2002. This decrease was due to a reduction of $0.7 million in labor expense and related charges and a reduction of $0.1 million in travel expenses.

General and administrative: General and administrative expenses for the three months ended June 30, 2003 decreased $0.5 million or 38% to $0.8 million as compared to $1.3 million for the three months ended June 30, 2002. This decrease was primarily due to the payment of $0.2 million from a customer whose account had been previously written off. In addition, there was a reduction of $0.2 million in labor expense and related charges.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of June 30, 2003, had an accumulated deficit of $225.0 million. Cash used in operating activities for the six months ended June 30, 2003 was $3.1 million and cash provided by operating activities was $3.9 million for the six months ended June 30, 2002. We expect to have a net operating loss in 2003. At June 30, 2003, our principal source of liquidity was $6.0 million of cash and cash equivalents, which amount includes draws of $6.0 million against the $6.0 million Bridge Loan for interim funding (see Notes 10 and 11 to the condensed financial statements). The amounts drawn against the Bridge Loan are due and payable upon closing of the Investment financing described in Notes 10 and 11 to the condensed financial statements. In addition, on June 30, 2003, we had $6.1 million in customer purchase order commitments. Our current 2003 operating plan projects that cash available from planned revenue combined with the $6.0 million on hand at June 30, 2003 will not be adequate to defer the requirement for additional funding. Our agreement for additional financing of the $16 million Investment (less repayment of principal under the Bridge Loan), is expected to provide the funding needed for us to continue operations beyond August 2003; however, $8.0 million of the $16 million financing will be provided to us in quarterly installments of $1.0 million over a period of two years starting at the closing of the Investment financing as described in Notes 10 and 11 to the condensed financial statements. The first payment of $1 million, originally scheduled for June 2003, was paid at the closing of the Investment. If the funds under the $16 million financing are insufficient to sustain operations, we may need to raise additional capital following the closing. There can be no assurances that proceeds from the Investment financing will be adequate to sustain operations through 2003. See Notes 10—Bridge Financing/Funding Transaction and 11—Subsequent Events to condensed financial statements, for further explanation. Such conditions raise substantial doubt that we will be able to continue as a going concern.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, the Company’s competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels targeting the Company’s traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for the Company to expand or to continue sales of its “coverage solution products” to small/medium sized PCS operators in North America. The Company is executing a significant cost reduction program for its products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with three customers accounting for 90% of the revenue for the first six months of 2003), our ability to design new products, the erosion of our product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on our increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that we will achieve profitable operations in the near term, and since we will continue to consume cash in the foreseeable future, we must reduce the negative cash flows in the near term to continue operations, or secure additional funding to continue operations. However, there can be no assurances that we will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debts to the holders of the $16 million Investment Notes and Bridge Loan Notes, as to deferred interest, or liquidation preference obligations to the preferred stockholders. Accordingly, should we file for bankruptcy, there is no assurance that any value would be received by our stockholders.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended June 30, 2003 was $3.1 million compared to net cash provided by operating activities of $3.9 million for the six months ended June 30, 2002. The net loss incurred during the reported period resulted in the use of cash, offset partially by an increase in customer deposits and a reduction in inventory, whereas for the six months ended June 30, 2002 cash provided through customer deposits and a reduction in both inventory and receivables partially offset the net loss. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging from 10-50 % of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires investments in working capital as our revenues increase. As of June 30, 2003, our net accounts receivable balance was $2.0 million. Of this balance 80% is attributable to one customer. In addition, our inventory balance includes $3.0 million of slow moving inventory as of June 30, 2003. We believe that the $3.0 million is realizable inventory but there can be no assurance of the value that will actually be realized from the sale of this inventory. As of June 30, 2003 we had $1.3 million of finished goods inventory at customer locations. We have filed a UCC-1 perfecting our security interest in $1.3 million of this inventory at one customer location.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities (capital expenditures) for the six months ended June 30, 2003 was $98,000 compared to net cash used for capital expenditures for the six months ended June 30, 2002 of $27,000. The level of capital expenditures remains low, as the physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by financing activities was $6.0 million for the six months ended June 30, 2003 compared to net cash used in financing activities of $0.1 million for the six months ended June 30, 2002. The difference was primarily due to the draws under to the Bridge Loans of $6.0 million during the six months ended June 30, 2003 described fully in Note 10 to the condensed financial statements.

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

Revenue Recognition—Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibilty is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to OEMs is recognized when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment. We recognize revenue from service agreements on a straight-line basis unless our obligation is fulfilled in a different pattern, over the contractual term of the arrangement.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance is reduced when a customer which previously was deemed a collection risk makes payments to the Company eliminating the need for the allowance or when a receivable is written off.

Accounting for Inventory—We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required beyond the write-off that was previously taken.

Dividends—At June 30, 2003 the amount of accrued dividends in arrears on the 8% Series B Preferred Stock was $5,100,000. The holders of the Series B Preferred Stock agreed to waive all of these dividends upon the closing of the $16 million Investment as described in Notes 10 and 11 to the condensed financial statements. There are no accumulated dividends on the common stock as of June 30, 2003.

RISK FACTORS

In addition to the following risk factors, see RISK FACTORS included in our report on Form 10K/A for the fiscal year ended December 31, 2002.

All companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at the minimum bid price level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). We did not comply with Nasdaq’s listing requirement of a minimum bid price of $1.00 per share on September 24, 2002 and were notified of this deficiency by Nasdaq October 8, 2002 and had until January 6, 2003 to cure this deficiency. On February 3, 2003 we were notified that we had until April 7, 2003 to comply with the $1.00 minimum bid price requirement. We were notified on April 9, 2003 that we had not satisfied the minimum bid price requirement and that we would be delisted from the Nasdaq National Market effective April 7, 2003. Upon such notification we appealed the delisting action and remained listed throughout this process. We had a hearing before Nasdaq on May 15, 2003. On June 3, 2003 Nasdaq notified us that we would have through July 31, 2003 to comply with the $1.00 minimum bid requirement. Our stock traded at the minimum bid price of $1.00 or more for at least ten consecutive days and on July 22, 2003 Nasdaq notified us that we had satisfied all requirements for continued listing on the Nasdaq National Market. Accordingly, our stock will continue being listed on the Nasdaq National Market, subject to compliance with the applicable listing requirements. As of August 4, 2003 the share price has fell below the minimum bid price requirement of $1.00.

Intense price performance competition for mobile switch centers will reduce sales opportunities in North American Markets. As a result of the reduction in global demand, the Company’s competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels targeting the Company’s traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for the Company to expand or to continue sales of its “coverage solution products” to small/medium sized PCS operators in North America. The Company is executing a significant cost reduction program for its products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. If we are unable to overcome the current competitive pressures facing us in connection with our traditional target market of small to medium operators for cost effective coverage solutions, we may be unable to compete against our larger competitors for future sales to small and medium sized PCS operators in North America.

In light of the current market conditions for wireless communications, we believe that an investment in our stock is highly speculative and volatile, and subject to numerous risks which have been previously described in our filings with the SEC. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. When we invest proceeds from our financing activities, we invest proceeds in interest bearing, investment grade securities maturing within 24 months. Our transactions are generally conducted, and our accounts are denominated in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at June 30, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

With respect to the above matters, it is believed that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

3.1(4)	Seventh Amended and Restated Certificate of Incorporation.
3.2(1)	Second Amended and Restated Bylaws.
3.3(2)	Amendment to Second Amended and Restated Bylaws.
3.4(5)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.5(8)	Certificate of Designation of Series B Convertible Preferred Stock.
3.6(11)	Consent and Waiver of Holders of Series B Preferred Stock dated October 31, 2002.
4.1(1)	Specimen Certificate evidencing shares of Common Stock.
4.2(1)	Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of April 16, 1997.
4.3(1)	First Amendment to Second Amended and Restated Shareholders' and Registration Rights Agreement dated as of September 20, 1999.
4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated
Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.
4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G
Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.
4.6(6)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock
Transfer & Trust Company.
4.7(6)	Certificate of Designation of Series A Junior Participating Preferred Stock of AirNet Communications Corporation.

10.1(1)	AirNet Communications Corporation 1999 Equity Incentive Plan.
10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet
Communications Corporation.
10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet
Communications Corporation and R. Lee Hamilton, Jr.
10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications
Corporation and William J. Lee.
10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications
Corporation and Glenn A. Ehley.
10.6(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications
Corporation and Timothy Mahar.
10.7(3)	Employment Agreement dated August 17, 2001 between AirNet Communications Corporation and Glenn A. Ehley
10.8(5)	First Amendment To 1999 Equity Incentive Plan of Airnet Communications Corporation.
10.9(7)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.
10.10(7)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of
AirNet Communications Corporation.
10.11(7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.
10.12(7)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and
Glenn Ehley.
10.13(7)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr.
in favor of AirNet Communications Corporation.
10.14(7)	Non-Recourse Promissory Note dated March 16, 2001 in the amount of $221,997.00 made by Glenn Ehley in favor of AirNet Communications Corporation.
10.15(7)	Account Control Agreement among Glenn Ehley, Salomon Smith Barney Inc. and AirNet Communications
Corporation.
10.16(7)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force
Computers, Inc., Sanmina Corporation and Brooktrout, Inc.
10.17(8)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.
10.18(8)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.
10.19(8)	Amended and Restated Management and Employee Acquisition Bonus Program effective August 12, 2002.
10.20(12)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.
10.21(12)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.
10.22(12)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $ 3,000,000 dated January 24, 2003.
10.23(12)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.
10.24(12)	Terms Sheet dated January 24, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.
10.25(12)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003(with letter to escrow agent attached).
10.26(12)	Notice of Election to Convert from Mellon Ventures, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).
10.27(12)	Notice of Election to Convert from Tandem PCS Investments, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).
10.28(12)	Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCS Investments, L.P., SCP Private Equity Partners II, L.P., Mellon Ventures, L.P. and Edwards & Angell, LLP, as escrow agent.
10.29(12)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.30(12)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.
10.31(13)	Terms Sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, L.P. and TECORE, Inc.
10.32(14)	Securities Purchase Agreement (with all Exhibits) dated June 5, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P. The Registrant agrees to furnish supplementally a copy of the omitted schedules to the Securities Purchase Agreement to the Commission upon request.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jospeh F. Gerrity, Chief Financial Officer of the Company.
32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

(2)	Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

(3)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(5)	Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.

(6)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.

(7)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.

(8)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

(9)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

(10)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.

(11)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.

(12)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.

(13)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.

(14)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2003.

b.  Reports on Form 8-K

The Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on April 11, 2003 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits, on May 15, 2003 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits, and on June 9, 2003 reporting one item under Item 5, Other Events, and filing two exhibits under Item 7, Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2003

/s/ GLENN A. EHLEY
Glenn A. Ehley, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH F. GERRITY
Joseph F. Gerrity, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.