Form 10-Q
period 2003-09-30
AIRNET COMMUNICATIONS CORP
filed 2003-11-14
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2003, was:

Common stock, par value $.001 per share 48,338,982

AIRNET COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands)

	Unaudited
	Sept. 30, 2003	Dec. 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (including restricted cash of $400 at Sep 30, 2003)	$4,503	$3,205
Accounts receivable - net of allowance for doubtful accounts of $300 at Sep 30, 2003 and $1,200 at Dec 31, 2002	2,781	569
Inventories	12,494	14,459
Notes receivable	495	923
Other	740	1,063

TOTAL CURRENT ASSETS	21,013	20,219
Property and equipment, net	6,130	8,160
Long-term notes receivable, less current portion	—	278
Other long-term assets	2,428	2,173

TOTAL ASSETS	$29,571	$30,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,326	$2,801
Accrued payroll and other expenses	3,357	3,597
Current portion of capital lease obligations	92	53
Customer deposits	763	102
Deferred revenues	628	1,403

TOTAL CURRENT LIABILITIES	7,166	7,956

LONG-TERM LIABILITIES
Senior secured convertible debt	9,000	—
Long-term accounts payable	390	800
Other long term liabilities	324	37

TOTAL LONG-TERM LIABILITIES	9,714	837

TOTAL LIABILITIES	16,880	8,793

STOCKHOLDERS’ EQUITY	12,691	22,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,571	$30,830

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	UNAUDITED
	Three months ended Sept. 30,		Year-to-date ended Sept. 30,
	2003	2002	2003	2002
NET REVENUES	$4,461	$7,305	$10,696	$21,026
COST OF REVENUES	3,072	5,457	7,811	15,441
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	11	—	207	—

Gross profit	1,378	1,848	2,678	5,585

OPERATING EXPENSES:
Research and development	2,170	3,046	6,759	9,688
Sales and marketing	514	1,391	1,869	4,353
General and administrative	1,862	912	3,670	3,500
Gain on vendor settlement	—	(673)	—	(704)

Total costs and expenses	4,546	4,676	12,298	16,837

LOSS FROM OPERATIONS	(3,168)	(2,828)	(9,620)	(11,252)
OTHER (EXPENSE) INCOME, NET
Interest income	44	112	99	358
Interest expense	(9,187)	(3)	(9,313)	(8)
Other income	2	50	4	2

TOTAL OTHER (EXPENSE) INCOME, NET	(9,141)	159	(9,210)	352

NET LOSS	(12,309)	(2,669)	(18,830)	(10,900)
ACCRETION OF DISCOUNT - REDEEMABLE PREFERRED STOCK	—	(511)	—	(1,450)
PREFERRED DIVIDENDS	—	(600)	—	(1,800)
CONVERSION CHARGE	(7,895)		(7,895)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(20,204)	$(3,780)	$(26,725)	$(14,150)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	36,087,523	23,833,296	28,745,715	23,815,218

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.56)	$(0.16)	$(0.93)	$(0.59)

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	UNAUDITED
	Nine months ended Sept. 30,
	2003	2002
OPERATING ACTIVITIES - NET CASH USED IN OPERATING ACTIVITIES	$(6,712)	$(185)

INVESTING ACTIVITIES:
Cash paid for acquisition of capital assets	(186)	(89)
Proceeds from the disposal of fixed assets	—	132

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(186)	43

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	9,000	—
Net proceeds from issuance of preferred and common stocks	28	46
Payment to Series B investors	(1,000)	—
Net proceeds from notes receivable issued to officers	222	35
Principal payments on capital lease obligations	(54)	(298)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,196	(217)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,298	(359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,205	4,702

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,503	$4,343

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003)

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003 or for any future period.

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

In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require prominent disclosure in both annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure only provisions of Statement 123 and continues to measure compensation costs for stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for the costs of stock-based compensation as provided under Statement 123 as amended by Statement 148.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the three months ended September 30		For the nine months ended September 30
	2003	2002	2003	2002
Net loss attributable to common stock, as reported	$(20,204)	$(3,780)	$(26,725)	$(14,150)
Add: Stock based employee compensation expense included in reported net loss	1,203	—	1,277	—
Deduct: Pro forma fair value stock compensation expense	(1,288)	(328)	(1,867)	(984)

Pro forma net loss attributable to common stock	$(20,289)	$(4,108)	$(27,315)	$(15,134)

Net loss per share attributable to common shareholders — basic and diluted, as reported	$(0.56)	$(0.16)	$(0.93)	$(0.59)

Net loss per share attributable to common shareholders — basic and diluted, pro forma	$(0.56)	$(0.17)	$(0.95)	$(0.64)

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

In May 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for interim periods beginning after June 15, 2003. The Company adopted the disclosure provisions of Statement 150 in the third quarter of 2003. This interpretation did not have a material impact on the financial condition, results of operations, or cash flows of the Company.

2) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of September 30, 2003, had an accumulated deficit of $237.3 million. Cash used in operating activities for the nine months ended September 30, 2003 was $6.7 million. The Company expects to have a net operating loss in 2003 and in 2004. At September 30, 2003, the Company’s principal source of liquidity was $4.5 million of cash and cash equivalents, following receipt of $9.0 million of the $16 million funding commitment (the Investment) raised under the Bridge Loan and pursuant to the Securities Purchase Agreement (Purchase Agreement) (see Note 12 to these condensed financial statements). The amounts drawn against the Bridge Loan of $6.0 million were converted to a long-term convertible note payable upon closing of the Purchase Agreement described in Note 12 to the condensed financial statements. As of September 30, 2003, the Company had $2.1 million in customer purchase order commitments. The Company’s current 2003 operating plan projects that cash available from planned revenue combined with the $4.5 million on hand at September 30, 2003 and the future payments payable by TECORE pursuant to the Purchase Agreement will be adequate to defer the requirement for additional funding through the next two quarters. $8 million of the Investment was provided to the Company at the initial closing of the Investment as described in Note 12 to these consolidated financial statements, while the remaining $8.0 million of the $16 million Investment is to be provided to the Company in quarterly installments of $1.0 million each over a period of two years from the closing. Because the closing of the Investment was later than anticipated, the first additional payment of $1 million was also paid at such closing on August 13, 2003. If the funds from the $16 million Investment financing are insufficient to sustain operations, the Company may need to raise additional capital. There can be no assurances that proceeds from the Investment will be adequate to sustain operations through 2004. See Note 12 to these condensed financial statements for further explanation. Such conditions raise substantial doubt that the Company will be able to continue as a going concern.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, the Company’s competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting the Company’s traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for the Company to expand or to continue sales of its “coverage solution products” to small/medium sized PCS operators in North America. The Company is executing a significant cost reduction program for its products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. Other factors that could affect the Company’s future operating results and cause actual results to vary from the Company’s plans include, but are not limited to, its ability to raise capital, its dependence on key personnel, its dependence on a limited number of customers (with three customers accounting for 90% of the revenue for the nine months ended September 30, 2003), its ability to continue doing business in the foreign countries where the Company is selling its products, its ability to produce new products, its ability to avoid the erosion of product prices, its ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company’s increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that the Company will achieve profitable operations in the near term, and since the Company will continue to consume cash in the foreseeable future, the Company must reduce the negative cash flows in the near term to continue operations by either increasing revenues or decreasing operating expenses, or securing additional funding. However, there can be no assurances that the Company will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debts to the holders of the $16 million Investment Notes, including deferred interest under the Notes and the Bridge Loan, or to any other creditors. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by its stockholders.

All companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at the minimum bid price level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). The Company received notice from Nasdaq of its noncompliance with the $1.00 minimum bid price per share continued listing requirement in 2002. Nasdaq sent a delisting notice in April 2003 and the Company filed an appeal. Nasdaq granted the Company additional time and after the Company’s shares traded at or above the minimum bid price of $1.00 for at least ten consecutive trading days, on July 22, 2003, Nasdaq sent the Company a notice of compliance. Accordingly, the stock of the Company will continue to be listed on the Nasdaq National Market, subject to compliance with the applicable listing requirements. There can be no assurances of the Company’s ability to remain in compliance with Nasdaq continued listing requirements. During the month of October and November 2003 the stock has been trading at and occasionally below the required minimum of $1.00 per share.

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

The Company recognizes revenue for certain services contracts on a straight-line basis, unless the Company’s obligation is fulfilled in a different pattern over the contractual terms of the agreements. Revenue on certain long-term projects is recognized on a percentage of completion method on the basis of costs incurred during the period plus the fee earned, measured by the cost to cost method.

Revenue is recognized for Original Equipment Manufacturer (OEM) product sales when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

4) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have increased from $1.8 million (net of allowance for doubtful accounts and notes receivable of $1.2 million) at December 31, 2002 to $3.3 million (net of allowance for doubtful accounts and notes receivable of $0.3 million) at September 30, 2003. At September 30, 2003, $0.5 million of the amount due was subject to collateralized note arrangements. All notes issued through September 2003 bear market rates of interest.

At September 30, 2003, one customer, a related party (see Note 12 to these condensed financial statements), TECORE, Inc. (TECORE), represented 55% ( or $1.5 million) of the net carrying amount of accounts receivable, a significant concentration of credit risk. The Company considered the status of this account in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of September 30, 2003. TECORE is one of the Company’s significant investors and its representatives currently hold three of the Company’s ten board seats

The allowance for doubtful accounts receivable of $0.3 million at September 30, 2003 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

5) INVENTORIES

Inventories consist of the following (in thousands):

	Sept. 30, 2003	Dec. 31, 2002
Raw Materials	$9,807	$10,986
Work in Process	1,315	1,850
Finished Goods	192	155
Finished Goods Delivered to Customers	1,180	1,468

	$12,494	$14,459

6) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Licensing and software development costs	$2,196	$2,049
Other long-term assets	232	124

	$2,428	$2,173

Licensing and software development costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The license fee agreements are for software to be used in the AdaptaCell SuperCapacity Base Station and in the integration of the Company’s next generation product. The license terms for both of these agreements are perpetual with payments made as certain Company development milestones are reached. Total amounts paid under these agreements were approximately $1.0 million at September 30, 2003 and December 31, 2002 with the remaining balance of approximately $1.4 million in licensing fees to be made as certain, specified milestones are reached. Payments are expected to be made in 2003, 2004, and 2005. Royalties will also apply to individual product sales.

The agreement for development costs includes certain external costs for testing and development of the AdaptaCell SuperCapacity Base Station. As of September 30, 2003, the Company has capitalized approximately $1.1 million of software costs under this agreement, and expects commercial availability of the product in late 2003 or early 2004 at which point amortization of the capitalized software costs will begin.

7) BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. All potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

The computation of loss per share is as follows (in thousands except share and per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2003	SEPT. 30, 2002	SEPT. 30, 2003	SEPT. 30, 2002
Net loss attributable to common stockholders	$(20,204)	$(3,780)	$(26,725)	$(14,150)
Weighted average common shares outstanding	36,087,523	23,833,296	28,745,715	23,815,218
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.16)	$(0.93)	$(0.59)
Potentially dilutive securities consist of the following:
Options to purchase common stock	404,508	404,340	245,013	623,068
Warrants to purchase common stock	1,156,384	—	231,277	—
Convertible preferred stock	4,777,070	9,554,140	7,643,312	9,554,140
Stock underlying convertible debt	42,090,990	—	16,836,396	—

Total	48,428,952	9,958,480	24,955,998	10,177,208

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

Effective September 1, 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan), which amended and restated the 1994 Stock Option and the 1996 Independent Director Stock Option Plan. Following amendments to the 1999 Plan approved by the Company’s stockholders in August 2003, the 1999 Plan provides for the issuance of a maximum of 30,742,986 shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, directors, and independent contractors. In the event of a change in control, as defined under the terms of the option agreements to which certain optionees and the Company are parties, two years of pending vesting, as to all stock options issued and outstanding prior to the closing of the Investment in August 2003, will be accelerated for all option holders. A change in control will result when SCP Private Equity II, L.P., a Delaware limited partnership (SCP II) and TECORE gain more than 50% voting control on a combined basis as provided for in the terms of the Purchase Agreement described in Note 12 to these condensed financial statements. At such time two years of pending vesting on all options outstanding prior to the closing of the Investment will accelerate. This change of control, is anticipated to occur after TECORE makes its December 2003 quarterly installment payment in accordance to the terms of the Purchase Agreement. The vesting for the options granted to employees and independent directors subsequent to the closing of the Investment described in Note 12 to the condensed financial statements will not accelerate for any change in control as a result of the Investment.

The following table summarizes option activity for the nine months ended September 30, 2003:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2002	2,394,586	$0.450	$55.625	$4.850
Granted	20,081,926	0.010	0.010	0.010
Terminated	(429,589)	0.450	55.625	5.517
Exercised	(59,296)	0.450	0.450	0.450

Outstanding at September 30, 2003.	21,987,627	$0.010	$42.188	$0.426

For options outstanding and exercisable at September 30, 2003, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	REMAINING		WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
PRICE RANGE	NUMBER	LIFE
$0.01 -$0.44	20,081,926	9.9 years	$0.01	—	—
0.45 - 1.00	987,736	8.1 years	$0.47	700,385	$0.46
1.01 - 2.50	214,192	5.7 years	$2.26	202,808	$2.32
2.51 - 5.00	361,501	7.4 years	$4.67	193,725	$4.62
5.01 - 42.19	342,272	6.3 years	$19.10	252,913	$19.16

	21,987,627	9.7 years	$0.43	1,349,831	$4.84

The outstanding options expire at various dates through September 2013. At September 30, 2003, a total of 1,349,831 shares were exercisable, with a weighted average exercise price of $4.84 per share. The weighted average remaining contractual life of options at September 30, 2003 with exercise prices ranging from $0.01 to $42.19 is 9.7 years.

There were 20,081,926 non-qualified stock options granted with a strike price of $0.01 per share during the three months ended September 30, 2003 and there were 59,296 options exercised during the nine months ended September 30, 2003. Since, the stock options were granted to employees on August 13 and September 5, 2003 below market price, the Company has recorded deferred compensation of approximately $19.1 million which will be amortized ratably (non-cash impact) over the vesting period of two years. During the quarter ended September 30, 2003, compensation expense of $1.2 million was recognized in association with these grants. Total stock compensation expense for the nine months ended September 30, 2003 and 2002 was $1.3 million and $0.2 million, respectively.

At September 30, 2003, a total of 7,684,899 shares of the Company’s common stock were available for future grants of stock options.

9) 1999 BRIDGE FINANCING

Through a private placement in June and July 1999, the Company issued $6,338,187 of securities composed of convertible promissory notes (1999 Bridge Notes) with attached warrants (the Bridge Warrants). The investors in these securities were also preferred stockholders. The 1999 Bridge Notes, which were to mature on December 11, 2000, bore interest at a rate of prime plus 2% and were payable upon maturity. The 1999 Bridge Notes were collateralized by a security interest in all assets of the Company, subordinated to a first lien for any debt incurred to finance receivables and inventory. The 1999 Bridge Notes were automatically convertible in the event that the Company closed on a private financing of at least $10 million or closed on an initial public offering of the Company’s common stock. As of September 16, 1999, the carrying value and accrued interest on the 1999 Bridge Notes totaling $6,485,985 was converted into Series G senior voting convertible preferred stock, which was subsequently converted into Company common stock.

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Bridge Warrants to purchase 518,335 shares of common stock were issued in June and August 1999 at an exercise price of $3.67 per share. In

May 2001, the number of shares that can be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the Bridge Warrants as a result of the Company’s sale of Series B Convertible Preferred Stock at an effective exercise price of $3.14 per share. As of December 31, 2002, Bridge Warrants to purchase 456,945 shares of common stock were outstanding at an exercise price of $3.49 per share. In August 2003 the number of shares that could have been purchased upon exercise of the Bridge Warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s sale of Senior Secured Convertible Notes at a conversion price of $0.1081 per share and the Company’s issuance of shares of common stock to SCP valued at $0.1081 per share. In August and September 2003 there was a cashless exercise of 1,427,363 Bridge Warrants at the adjusted exercise price of $0.43 per share resulting in the issuance of 665,596 shares of common stock. As of September 30, 2003, Bridge Warrants to purchase 2,281,332 shares of common stock were outstanding at an exercise price of $0.43 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009. The conversion price of the Notes was adjusted on a preliminary basis, to be finalized in the fourth quarter 2003, from $0.1081 per share of common stock to approximately $0.1069 per share of common stock as a result of the cashless exercise of 1,427,363 Bridge Warrants described above.

10) CONTINGENCIES

The Company, the members of the underwriting syndicate involved in our initial public offering and two of the Company’s former officers were named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, Number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company’s initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time the Company believes the claims against it are without merit and intend to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and the Company intends to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants in similar lawsuits. In February 2003, the Motion to Dismiss was granted in part (with respect to the Company) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against the Company’s two former officers named in the class action lawsuit have been dismissed without prejudice. The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. Pending approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. While awaiting court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the settlement, by producing a limited number of documents.

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

11) NOTE RECEIVABLE FROM OFFICER

On March 16, 2001, the Company loaned Mr. Ehley $221,997 at an interest rate of 5.07% per annum secured by the pledge of the officer’s stock under an Account Control Agreement dated as of March 16, 2001 among the officer, Salomon Smith Barney Inc. and the Company. The principal represents the amount the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options to purchase 25,261 shares of common stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, was payable on March 16, 2006, the fifth anniversary of the date of the note. As of December 31, 2002 the entire principal amount and accrued interest of the note was outstanding. The note was valued at a market rate of interest (9%) and accordingly a discount of $43,040 was recorded against the note. No interest income was recognized associated with this note. On September 5, 2003 Mr. Ehley repaid the full amount of the loan of $221,997 along with accrued interest of $16,590. The note, including interest was paid by Mr. Ehley in cash in the amount of $144,762 with the remainder paid from the 2002 bonus for Mr. Ehley of $93,875 net of taxes. The interest income was recognized in full during the quarter ended September 30, 2003.

12) BRIDGE FINANCING / FUNDING TRANSACTION

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE, Inc., a Texas corporation (TECORE), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP II and together with TECORE, the Lenders), pursuant to which each of the Lenders agreed to make loans to the Company of up to $3.0 million (collectively, the Commitments or Bridge Loans), for an aggregate interim financing of $6.0 million. The Company was allowed to draw down the balance of the Commitment at its discretion upon compliance with certain conditions set forth in the Loan Agreement. The annual interest rate on the Bridge Loans is 2% plus prime rate as quoted in The Wall Street Journal. The Bridge Loans were due on May 24, 2003 but the due date was extended until the closing of the Investment by the Lenders discussed below.

On June 5, 2003, the Company, TECORE, and SCP II entered into a Securities Purchase Agreement (Purchase Agreement) for the issuance and sale to SCP II and TECORE of senior secured convertible notes (the Notes) in the principal amount of $16.0 million (the Investment). The Notes are collateralized by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the lenders under the terms and conditions of the Purchase Agreement. The Purchase Agreement was disclosed in an attachment to the Company’s filing on Form 8-K filed on June 9, 2003.

The Company’s stockholders approved the closing of the Investment under the Purchase Agreement on August 8, 2003 and the Investment closed on August 13, 2003. On that date, the Company issued Notes of $4 million and $12 million to SCP II and TECORE, respectively, and immediately received $8 million in proceeds ($4 million each from SCP and TECORE). Upon the closing of the Investment, the principal balance of the Bridge Loans ($6 million) was due and paid from the proceeds of the Investment. The interest accrued on these Bridge Loans was deferred by the Lenders and will be due and payable four years from the closing date under the Purchase Agreement. The interest rate at 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of September 30, 2003, the deferred accrued interest from the Bridge Loans was $147,269 and accrued interest on this amount was $2,195.

The balance of $8 million for the issuance of TECORE’s Note is payable in eight quarterly installments of $1 million each. The first installment payment of $1 million, originally scheduled for June 30, 2003 was received by the Company at the closing of the Investment on August 13, 2003; as a result, TECORE’s Note at closing totaled $5 million.

The Notes are convertible, at any time, into shares of the Company’s common stock at an initial conversion price of $0.1081, subject to adjustment for certain future dilutive issuances of securities. The Notes also have voting rights equivalent to the number of shares into which the Notes could be converted at a deemed conversion price of $0.57. Interest on the Notes accrues at an annual rate of 12%. Both interest and the Notes are due and payable four years from the closing date of the Purchase Agreement. Any portion of the accrued interest may be converted at any time to shares of common stock at the applicable conversion price (initial conversion price of $0.1081 per share).

The conversion price of the Notes was adjusted on a preliminary basis, to be finalized in the fourth quarter 2003, from $0.1081 per share of common stock to approximately $0.1069 per share of common stock as a result of the cashless exercise of 1,427,363 Bridge Warrants described in Note 9 in these condensed financial statements.

On June 19, 2003, as a condition to the Investment under the Purchase Agreement and contingent upon the closing of the Investment under the Purchase Agreement, the holders of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock), SCP II, Tandem PCS Investments, L.P. (Tandem) and Mellon Ventures, L.P. (the Series B Holders) agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 19,108,281 shares of common stock at the closing under the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 4,625,347 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Preferred Stock expired. In addition, the holders of the Series B Preferred Stock agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Investment. Accordingly, at the closing of the Investment under the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled and no further dividends have been or will be recorded by the Company related to the Series B Preferred Stock. As of August 14, 2003 the Series B preferred convertible stock was converted into 19,108,281 shares of common stock at a conversion price of $1.57 per share.

The events surrounding the closing of the Investment under the Purchase Agreement (and the payments of additional installments under the TECORE Note) discussed above will have non-cash impacts on the financial statements of the Company in 2003, 2004 and 2005 as follows:

•	As a result of the conversion feature embedded in the Notes, which provide for conversion of the Notes into AirNet’s common stock at any time, the Company recorded a charge to interest expense representing the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. Accordingly, a charge of $9 million was recorded to interest expense on the closing date of the Investment. An additional payment of $1.0 million, due by September 30, 2003, was received by the Company on October 8, 2003 and accordingly, an additional charge related to the beneficial conversion feature embedded in the Notes will be recorded as a charge to interest expense in the fourth quarter. Assuming TECORE makes the six additional $1 million installment payments for its purchase of the TECORE Note, the Company will record additional non-cash charges to interest expense, with respect to each installment paid, up to an additional $1.0 million in the fourth quarter of 2003 and in each quarter thereafter through March 2005. The actual charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing of the Investment under the Purchase Agreement. The chart below details the amounts planned, dates due and the dates received for this funding:

Source	Amount of Funding	Date Due	Date Received
SCP Private Equity Partners II, LP	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	9/30/03	10/8/03
TECORE, Inc.	$1,000,000	12/31/03	Not yet due
TECORE, Inc.	$1,000,000	3/31/04	Not yet due
TECORE, Inc.	$1,000,000	6/30/04	Not yet due
TECORE, Inc.	$1,000,000	9/30/04	Not yet due
TECORE, Inc.	$1,000,000	12/31/04	Not yet due
TECORE, Inc.	$1,000,000	3/31/05	Not yet due

•	As a result of the payment of stock and cash to the Series B Preferred Holders in the negotiated conversion of the Series B Preferred Stock into shares of common stock, the Company recorded a non-cash charge of approximately $7.9 million to net loss attributable to common stockholders during the third quarter of 2003.

•	Interest expense on the Notes will be recorded monthly at the rate of 12% per annum and interest on the outstanding interest under the Bridge Loans will be recorded monthly on a compounded basis at an annual interest rate of 12%. The payment date for this interest will be four years from the closing date of the Investment.

In addition there was a cash impact to the balance sheet in the quarter ended September 30, 2003 as follows:

•	Cash payments of $500,000 each to Tandem and Mellon as an inducement for them to convert their shares of Series B Preferred Stock into common stock as described above. These payments were paid on August 13, 2003 and were charges to additional paid in capital.

As of September 30, 2003, there was a total of 47,596,623 shares outstanding with 84,194,080 shares issuable upon conversion of the principal amount of the Notes issued as of the closing date, after taking into account the preliminary anti-dilution adjustment of the conversion price of the Notes from $0.1081 per share to approximately $0.1069 per share (as described above) and the installments paid by TECORE on its Note through September 30, 2003. Additional shares of common stock will be issuable upon conversion of the Notes as TECORE pays the remaining installments of the Investment and upon conversion of interest accrued on the Notes. The 84,194,080 shares and other shares issuable upon conversion of such additional principal and accrued interest will be excluded from the fully diluted loss per share calculation as their inclusion would be anti-dilutive.

In addition, effective upon the closing of the Investment under the Purchase Agreement, the Company has amended its stock option plan. Under the amended plan the number of options available for grant was increased to 30,742,986. After the closing of the Investment, 20,081,926 options at a strike price of $0.01 per share were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement, as disclosed in the Definitive Proxy (Schedule 14A) filed with the Securities and Exchange Commission on July 9, 2003. The granting of the non-qualified stock options to employees will have a non-cash impact to the earnings of the Company of $19.1 million amortized ratably over the two-year vesting period ending in September 2005. The impact of these grants during the quarter was approximately $1.2 million. (See Note 8 to these condensed financial statements.)

TECORE and SCP entered into a Voting Agreement, in which each agreed, among other things, to vote all Notes and shares of capital stock owned by them for their respective nominees to the Board of Directors and to maintain a Board of Directors of a certain size.

TECORE is a supplier of switching equipment to the Company. At September 30, 2003, the TECORE Note could be converted (exclusive of accrued interest, and assuming no conversion of the SCP Note and any other convertible securities held by other investors) into approximately 53.7% of the Company’s outstanding common stock, and represents approximately 16.0% of the voting power of the Company. TECORE was the Company’s largest customer, based on revenues (49%), during the nine months ended September 30, 2003 and at September 30, 2003 owed the Company 55% of the Company’s net accounts receivable balance. At September 30, 2003, affiliates of SCP II, including SCP Private Equity Partners, L.P. (SCP) and CIP Capital LP, held approximately 30.2% of the outstanding shares of the Company’s common stock (or 61.5% assuming conversion of the SCP Note and warrants held by SCP, and assuming no conversion of the TECORE Note or any other convertible securities held by other investors) and beneficially owned approximately 39.1% of the voting power of the Company, which represented the Company’s largest single voting block. The Chairman of the Company’s board of directors is an affiliate of SCP and SCP II, and one other member of the Company’s board of directors is a representative of SCP and SCP II. Three of the Company’s directors (and a fourth, effective upon payment of additional installments on TECORE’s Note in amounts sufficient to satisfy Nasdaq requirements) are affiliates of TECORE. TECORE may have an ownership interest in another customer of the Company who represented approximately 2% of the Company’s revenue for the nine months ended September 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements concerning pending legal proceedings and other aspects of future operations. These forward-looking statements are based on certain underlying assumptions and expectations of management. Certain factors could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors that could affect actual results, see “Liquidity, Capital Resources and Going Concern” and “Risk Factors” in this Form 10-Q and please refer to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, and Note 2, Notes to Condensed Financial Statements in this Form 10-Q.

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

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global Standard for Mobile Communications, system of mobile voice and data transmission. We have substantial experience in the wireless industry and products, and market our products worldwide to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. We previously announced plans to introduce our new AdaptaCell base station platform using adaptive array technology. Adaptive array technology dramatically increases the operators’ spectral efficiency, resulting in significant increases in network performance by focusing radio signals on individual handset antennas instead of spreading them over an entire cell. We expect to have this new generation product ready for commercial deployment in early 2004, but we cannot predict with certainty when it will be ready for sale. These products are continually evolving.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activities associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated net revenues of $104.5 million from our inception through September 30, 2003. We have incurred substantial losses since commencing operations, and as of September 30, 2003 have an accumulated deficit of $237.3 million. We have not yet achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base, we expect to continue to incur net losses at least through 2004. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources and Going Concern below.

Our revenues are derived from sales of a single product line based on the GSM Protocol. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 90% of net revenues during the nine months ended September 30, 2003. As a result of the reduction in global demand in the telecommunications industry, our competitors have been bundling Mobile Switch Centers (MSC) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for the Company to expand or to continue sales of its “coverage solution products” to small/medium sized PCS operators in North America. The Company is executing a significant cost reduction program for its products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful.

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

In addition, our current operating plan assumes that revenues will increase over time following a 49% decrease in revenues in the first nine months of 2003. Any further softening of demand may result in decreases in revenue growth or, potentially, further decreases in revenues.

The transactions entered into in connection with the convertible debt financing, described in more detail in Note 12 to the condensed financial statements, as well as the grant of a significant number of options to employees with exercise prices of $0.01, have resulted in a number of non-cash charges that are described in more detail below. These transactions will also have a significant non-cash effect on future quarters: For example, the interest expense associated with the conversion feature of the convertible notes will be recorded in each quarter in which TECORE makes an additional installment payment on its Note. Also, the granting of the non-qualified stock options to employees in the third quarter of 2003 will have a non-cash impact to the earnings of the Company totaling $19.1 million, amortized ratably over the two-year vesting period ending in September 2005. The impact of these grants during the quarter ending September 30, 2003 was approximately $1.2 million. See Note 12 to our condensed financial statements for more information on the impact of these transactions on future quarters.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended September 30,		Year-to-date ended September 30,
	2003	2002	2003	2002
NET REVENUES	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES	68.9%	74.7%	73.0%	73.4%
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	0.3%	0.0%	2.0%	0.0%

Gross profit	30.8%	25.3%	25.0%	26.6%

OPERATING EXPENSES:
Research and development	48.6%	41.7%	63.2%	46.1%
Sales and marketing	11.5%	19.0%	17.5%	20.7%
General and administrative	41.7%	12.5%	34.3%	16.6%
Gain on vendor settlements	—	(9.2)%	—	(3.3)%

Total costs and expenses	101.8%	64.0%	115.0%	80.1%

LOSS FROM OPERATIONS	(71.0)%	(38.7)%	(90.0)%	(53.5)%
TOTAL OTHER (EXPENSE) INCOME, NET	(204.9)%	2.2%	(86.1)%	1.7%

NET LOSS	(275.9)%	(36.5)%	(176.1)%	(51.8)%
ACCRETION OF DISCOUNT – REDEEMABLE PREFERRED STOCK	—	(7.0)%	—	(6.9)%
PREFERRED DIVIDENDS	—	(8.2)%	—	(8.6)%
CONVERSION CHARGE	(177.0)%	—	(73.8)%	—

NET LOSS ATTRIBUTABLE TO COMMON STOCK	(452.9)%	(51.7)%	(249.9)%	(67.3)%

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net revenue: Net revenues for the nine months ended September 30, 2003 decreased $10.3 million or 49% to $10.7 million compared to $21.0 million for the nine months ended September 30, 2002. This decrease was largely attributed to the project in Central Asia, which accounted for $11.0 million of the revenue and a project in Africa, which accounted for $4.4 million of the revenue for the nine months ended September 30, 2002 compared to $5.3 million and $0.2 million, respectively for the nine months ended September 30, 2003. The revenue in the first nine months of 2003 was generated from domestic customers, Guam Wireless, an African customer and TECORE Wireless Systems. Approximately $9.6 million (90%) of the revenue in the first nine months of 2003 was generated by three customers.

Gross profit: Gross profits for the nine months ended September 30, 2003 decreased $2.9 million to $2.7 million as compared to $5.6 million for the nine-month period ended September 30, 2002. The gross profit margins were 25.0% and 26.6% for the nine months ended September 30, 2003 and 2002, respectively. The gross profit margin has decreased primarily because of price reductions we made in response to competitive pricing pressures in our marketplace.

Total other income (expense), net: Total other income (expense) for the nine months ended September 30, 2003 decreased to expense of $9.1 million compared to income of $0.4 million for the nine-month period ended September 30, 2002. This decrease was primarily attributable to $9.0 million of expense for the beneficial conversion feature associated with the convertible debt financing described in Note 12 to our condensed financial statements. As described above, additional non-cash charges will be necessary in future quarters as installment payments are made on TECORE’s Note. The remaining variance is due to the interest expense associated with the investment financing described in Note 12 to our condensed financial statements.

Stock compensation expenses: Stock compensation expenses for the nine months ended September 30, 2003 were $1.3 million compared to $0.2 million for the nine months ended September 30, 2002.

Research and development: Research and development expenses for the nine months ended September 30, 2003 decreased $2.9 million or 30% to $6.8 million compared to $9.7 million for the nine-month period ended September 30, 2002. This decrease was due primarily to $1.4 million of research and development resources being redirected to work on direct cost of sales activities. In addition there was a decrease in labor of $0.3 million, use of outside services of $0.2 million and a decrease in other departmental activities of $0.2 million. The expenses included $0.3 million of non – cash stock compensation expense in 2003 compared with $0.1 million in 2002.

Sales and marketing: Sales and marketing expenses for the nine months ended September 30, 2003 decreased $2.5 million or 57% to $1.9 million as compared to $4.4 million for the nine months ended September 30, 2002. This decrease was due to a reduction in labor expense and related charges of $1.4 million, a reduction in demo equipment of $0.1 million and a reduction in travel expense of $0.2 million. In addition there was $0.5 million of labor redirected to work on direct cost of sales activities. The expenses included $25 thousand of non – cash stock compensation expense in 2003 compared with $11 thousand in 2002.

General and administrative: General and administrative expenses for the nine months ended September 30, 2003 increased $0.2 million or 6% to $3.7 million as compared to $3.5 million for the nine months ended September 30, 2002. The $0.2 million increase is primarily due to the compensation expense of $0.9 million associated with the stock options granted to employees and an increase in legal expenses of $0.3 million partially offset by a $0.5 million reduction in the provision for doubtful accounts, a $0.2 million reduction in labor expense and related charges and $0.2 million of labor redirected to work on direct cost of sales activities. The reduction in the provision for doubtful accounts is the result of payment of $0.5 million from a customer whose account had been previously written off. This account was collected as part of an agreement that included mutual releases from both the Company and the customer.

Conversion charge: This conversion charge resulted from inducement charges associated with the conversion of the Series B Convertible Preferred Stock. This charge resulted in a loss attributable to common stockholders of $7.9 million for the quarter and the nine months ended September 30, 2003 taking into account the value of the $500,000 paid to each of Mellon and Tandem, the shares of common stock issued to SCP II, and the shares of common stock issued to the holders upon conversion. The $16 million Investment was conditioned upon voluntary conversion by the holders of Series B Convertible Preferred Stock. The holders converted their preferred shares to common stock at a conversion price of $1.57 per share (half of the effective conversion price but well above the Note conversion price of $0.1081 per share), effectively waiving their full ratchet anti-dilution adjustment rights and giving up all of their rights and privileges as preferred stockholders, including their liquidation preferences. The holders who converted their preferred shares into common stock also waived their accrued dividends in the aggregate amount of $5.4 million.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net revenue: Net revenues for the three months ended September 30, 2003 decreased $2.8 million or 38% to $4.5 million compared to $7.3 million for the three months ended September 30, 2002. This decrease was largely attributed to a decline in revenues from the project in Central Asia, which accounted for $2.1 million of the revenue for the quarter ended September 30, 2002, and from a project in Africa, which accounted for $4.4 million of revenue for such quarter compared to $1.6 million and $0.1, respectively, for the quarter ended September 30, 2003. This decrease was partially offset by an increase in domestic revenue of $2.1 million for the three months ended September 30, 2003. The revenue in the third quarter of 2003 was generated from domestic customers, Guam Wireless, and TECORE Wireless Systems.

Gross profit: Gross profit for the three months ended September 30, 2003 decreased $0.4 million or 22% to $1.4 million as compared to $1.8 million for the three-month period ended September 30, 2002. The gross profit margins were 30.9% and 25.3% for the three months ended September 30, 2003 and 2002, respectively.

Total other income (expense), net: Total other income (expense) for the three months ended September 30, 2003 decreased to expense of $9.1 million compared to income of $0.2 million for the three-month period ended September 30, 2002. This decrease was primarily attributable to $9.0 million of expense for the beneficial conversion feature associated with the convertible note financing described in Note 12 to our condensed financial statements. As described above, additional non-cash charges will be necessary in future quarters as installment payments are made on TECORE’s Note.

Stock compensation expenses: Stock compensation expenses for the three months ended September 30, 2003 were $1.2 million compared to $71 thousand for the three months ended September 30, 2002.

Research and development: Research and development expenses for the three months ended September 30, 2003 decreased $0.8 million or 27% to $2.2 million compared to $3.0 million for the three months ended September 30, 2002. This decrease was due to $0.8 million of research and development resources being redirected to work on direct cost of sales activities and a decrease in outside temporary help of $0.2 million partially offset by deferred compensation expenses associated with employee stock options of $0.3 million compared with $47 thousand in 2002. We continue to focus development in the areas with the greatest near-term potential.

Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2003 decreased $0.9 million or 64% to $0.5 million as compared to $1.4 million for the three months ended September 30, 2002. This decrease was due to a reduction of $0.7 million in labor expense and related charges and a reduction of $0.1 million in travel expenses.

General and administrative: General and administrative expenses for the three months ended September 30, 2003 increased $1.0 million or 111% to $1.9 million as compared to $0.9 million for the three months ended September 30, 2002. This increase was primarily due to compensation expense of $0.9 associated with stock options granted to employees.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of September 30, 2003, had an accumulated deficit of $237.3 million. Cash used in operating activities for the nine months ended September 30, 2003 was $6.7 million compared with cash used in operating activities of $0.2 million for the nine months ended September 30, 2002.

We expect to have a net operating loss in 2003 and 2004. At September 30, 2003, our principal source of liquidity was $4.5 million of cash and cash equivalents, following our receipt of $9.0 million of the $16 million funding commitment under the Bridge Loan and pursuant to the Securities Purchase Agreement (Purchase Agreement). The amounts drawn against the Bridge Loan of $6.0 million were converted to a long-term convertible note payable upon closing of the Investment under the Purchase Agreement. In addition, on September 30, 2003, we had $2.1 million in customer purchase order commitments. Our current 2003 operating plan projects that cash available from planned revenue combined with the $4.5 million on hand at September 30, 2003 and the future installments payable by TECORE pursuant to the Purchase Agreement will be adequate to defer the requirement for additional funding through the next two quarters. $8.0 million of the Investment was provided to us at the initial closing of the Investment under the Purchase Agreement, while the remaining $8.0 million of the $16 million Investment financing will be provided to us in quarterly installments of $1.0 million each over a period of two years from the closing of the financing. Because the closing of the Investment was later than we anticipated, the first payment of $1.0 million was paid at such closing on August 13, 2003. If the funds under the $16 million Investment financing are insufficient to sustain operations, we may need to raise additional capital. There can be no assurances that proceeds from the Investment under the Purchase Agreement, including future installment payments, will be adequate to sustain operations through 2004. See Notes 2 and 12 to our condensed financial statements for further explanation. Such conditions raise substantial doubt that we will be able to continue as a going concern.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. We are uncertain when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base and resulting in intense price performance competition. This price competition has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small/medium sized PCS operators in North America. We are executing a significant cost reduction program for our products and we have programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with three customers accounting for 90% of the revenue for the first nine months of 2003), the risks of doing business in the foreign countries where we sell our products, our ability to design new products, the erosion of our product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on our increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that we will achieve profitable operations in the near term, and since we will continue to consume cash in the foreseeable future, we must reduce the negative cash flows in the near term to continue operations, or secure additional funding to continue operations by either increasing revenues or decreasing operating expenses. However, there can be no assurances that we will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debts to the holders of the $16 million Investment Notes, including deferred interest under the Notes and the Bridge Loan, or to any other creditors. Accordingly, should we file for bankruptcy, there is no assurance that any value would be received by our stockholders.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended September 30, 2003 was $6.7 million compared to net cash used in operating activities of $0.2 million for the nine months ended September 30, 2002. The net loss incurred during the reported period resulted in the use of cash for our operating activities, offset partially by a reduction in inventory, whereas for the nine months ended September 30, 2002 cash provided by a reduction in both inventory and receivables partially offset the net loss. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging from 0 - 50 % of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires investments in working capital as our revenues increase. As of September 30, 2003, our net accounts receivable balance was $2.8 million. Of this balance 55% is attributable to one customer (a related party). In addition, our inventory balance includes $1.4 million of slow moving inventory as of September 30, 2003. We believe that the $1.4 million is realizable inventory but there can be no assurance of the value that will actually be realized from the sale of this inventory. As of September 30, 2003 we had $1.3 million of finished goods inventory at one customer location. We have filed a UCC-1 perfecting our security interest this inventory at this customer location.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Net cash used in investing activities (capital expenditures) for the nine months ended September 30, 2003 was $186,000 compared to net cash used for capital expenditures for the nine months ended September 30, 2002 of $89,000 offset by proceeds from the disposal of fixed assets of $132,000. The level of capital expenditures remains low, as the physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by financing activities was $8.2 million for the nine months ended September 30, 2003 compared to net cash used in financing activities of $0.2 million for the nine months ended September 30, 2002. The difference was primarily due to the receipt of the initial $9.0 million in proceeds from the Investment during the nine months ended September 30, 2003 described fully in Note 12 to our condensed financial statements.

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

Revenue Recognition – Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibilty is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to OEMs is recognized when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment. We recognize revenue from service agreements on a straight-line basis unless our obligation is fulfilled in a different pattern, over the contractual term of the arrangement. Revenue on certain long-term projects is recognized on a percentage of completion basis. The cost incurred to date is taken as a percentage of the estimated cost at completion and this percentage is used to compute revenue on an inception-to-date basis.

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

We may not continue to meet Nasdaq listing standards. All companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at the minimum bid price level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). We received notice from Nasdaq of our noncompliance with the $1.00 minimum bid price per share continued listing requirement in 2002. Nasdaq sent a delisting notice in April 2003 and we filed an appeal. Nasdaq granted us additional time and after our shares traded at or above the minimum bid price of $1.00 for at least ten consecutive trading days, on July 22, 2003 Nasdaq sent us a notice of compliance. Accordingly, our stock will continue to be listed on the Nasdaq National Market, subject to compliance with the applicable listing requirements. During the months of October and November 2003 our share price traded at and occasionally below the required minimum of $1.00 per share. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the minimum standards for continued listing on Nasdaq and that the liquidity that Nasdaq provides will be available to investors in the future.

Intense price performance competition for mobile switch centers will reduce sales opportunities in North American markets. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels targeting our traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for us to expand or to continue sales of its “coverage solution products” to small/medium sized PCS operators in North America. We are executing a significant cost reduction program for its products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. If we are unable to overcome the current competitive pressures facing us in connection with our traditional target market of small to medium operators for cost effective coverage solutions, we may be unable to compete against our larger competitors for future sales to small and medium sized PCS operators in North America.

Sales in certain foreign countries pose unique and significant risks. A substantial portion of our product sales in 2003 were directly or indirectly made to operators in foreign countries, including countries experiencing armed conflict, civil unrest and instability, reports of terrorist activities, and anti-American sentiment and activities. Conditions in these countries present unique and significant risks. Actions by foreign governments or hostile forces could result in harm to our personnel or our customers’ personnel and could materially adversely affect our business.

Investment in our stock is speculative. In light of the current market conditions for wireless communications, we believe that an investment in our stock is highly speculative and volatile, and subject to numerous risks which have been previously described in our filings with the SEC. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. When we invest proceeds from our financing activities, we invest proceeds in interest bearing, investment grade securities maturing within 24 months. Our transactions are generally conducted, and our accounts are denominated in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at September 30, 2003.

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

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and intend to defend this matter when appropriate. Under the terms of the Underwriting Agreement, we have claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants in similar lawsuits. In February 2003, the Motion to Dismiss was granted in part (with respect to the Company) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against our two former officers named in the class action lawsuit have been dismissed without prejudice. The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. Pending approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. While awaiting court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the Settlement, by providing a limited number of documents.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Changes in Securities

In connection with the private placement of secured convertible notes with two institutional investors described in more detail in this report and in paragraph (b) below, our Board of Directors voted to terminate our shareholder rights plan as of August 13, 2003. The plan was terminated by changing its expiration date to August 13, 2003. The Board retains the right to adopt a new plan at a future date in the event of changed circumstances.

(c)	Sales of Unregistered Securities

In connection with a private placement consummated on August 13, 2003 (the “Private Placement”), we issued $16,000,000 of our senior secured convertible notes to two investors, SCP Private Equity Partners II, L.P. (“SCP”) and TECORE, Inc. (“TECORE”). The Private Placement was conducted under the terms of a Securities Purchase Agreement among the Company, SCP and TECORE dated June 5, 2003. On August 13, 2003, we issued Senior Secured Convertible Notes of $4 million and $12 million to SCP and TECORE, respectively, in exchange for payments of $4 million from each investor. The balance of $8 million for the issuance of TECORE’s Note is payable in eight quarterly installments of $1 million each. The first installment payment originally scheduled for June 2003 was paid at closing. The Notes are convertible at any time into shares of our common stock at an initial conversion price of $0.1081, subject to adjustment for certain future dilutive issuances of securities. The Notes also have voting rights equivalent to the number of shares into which they could be converted, at a deemed conversion price of $0.57 per share. Interest on the Notes accrues at an annual rate of 12%. Principal and accrued interest on the Notes are payable on the fourth anniversary of the closing date.

In connection with the same transaction, (a) the holders of our Series B Preferred Stock converted all outstanding shares of such preferred stock into 19,108,281 shares of our common stock, and (b) we issued to SCP 4,625,347 shares of our common stock as an inducement to convert its Series B Preferred Stock into common stock.

The above referenced securities were not registered under the Securities Act of 1933, in reliance upon the registration exemption set forth in Regulation D under such Act, which exemption was made available to us due to the nature and number of investors involved in the Private Placement and our compliance with all other requirements of such exemption. The shares of common stock issued to holders of our preferred stock on conversion thereof was not registered under the Securities Act of 1933, in reliance upon Section 3(a)(9) of such Act or Regulation D thereunder.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 15, 2003, proxy materials were mailed to the our stockholders requesting approval of the Private Placement and certain other transactions described below at a the annual meeting of shareholders held on August 8, 2003. At the annual meeting, the following matters were voted on and approved by our stockholders:

1. The issuance and sale of $16 million senior secured convertible notes to SCP and TECORE in the Private Placement (21,531,312 votes for, 824,514 against and 150,005 abstaining).

2. The conversion of all outstanding shares of our Series B Preferred Stock into 19,108,281 shares of common stock at an effective conversion price of $1.57 per share, and the private placement of 4,625,347 shares of common stock to SCP in connection therewith (21,626,583 votes for, 764,655 against and 114,633 abstaining).

3. The election of seven directors to our Board of Directors (one of whom, Mr. Munzer Kayyem, will take his seat contingent upon additional installment payments being made in connection with the TECORE note sufficient to satisfy Nasdaq requirements in connection with board representation):

	Votes Cast
Name	For	Withheld
Christopher J. Doherty	31,382,453	695,992
Gerald Y. Hattori	31,167,854	910,591
Munzer Kayyem	31,377,363	701,082
Darrell Lance Maynard	31,114,166	871,206
Hans F. Morris	31,374,076	704,369
Jay J. Salkini	31,368,772	709,673
Shiblie O. Shiblie	31,369,302	709,143

The terms of directors James W. Brown, George M. Calhoun and Glenn A. Ehley, who were serving as directors of the Company prior to the meeting, continued after the meeting.

4. The approval of our Eighth Amended and Restated Certificate of Incorporation, providing for (among other things) the increase in the authorized number of our shares of common stock to 400,000,000, the elimination of our “blank check” preferred stock and Series A Junior Participating Preferred Stock (none of which had been issued), the voting rights of the senior secured convertible notes issued in the Private Placement, the declassification of our Board of Directors so that each director will stand for re-election on an annual basis, and an increase in the size of our Board of Directors (21,576,204 votes for, 829,866 against and 99,801 abstaining).

5. The approval of the amendment and restatement of our 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under the plan and to make certain other changes (21,322,835 votes for, 1,036,350 against and 146,686 abstaining).

6. The approval of an amendment to our Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio within the range of one-for-five to one-for-fifteen and the grant of discretionary authority to our Board of Directors for a period of twelve months to file the amendment and to implement the reverse split and determine the exact ratio and the effective date for the reverse split, or to determine not to proceed with the reverse split in its discretion (30,756,321 votes for, 1,151,498 against and 169,026 abstaining).

7. Ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2003 (31,606,313 votes for, 360,324 against and 110,208 abstaining).

8. The approval of an amendment to the Eighth Amended and Restated Certificate of Incorporation, to be filed after closing of the Private Placement, in order to eliminate the authorization of our Series B Preferred Stock from such certificate (20,779,183 votes for, 566,877 against and 159,801 abstaining).

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

3.1.1	Eighth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

3.1.2	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 2003).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

3.3	Amendment No. 1, dated August 13, 2003, to Rights Agreement dated January 9, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

4.1	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $12 million, issued to TECORE (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

4.2	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $4 million, issued to SCP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

4.3	Allonge dated August 13, 2003 between the Company and TECORE (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

4.4	Allonge dated August 13, 2003 between the Company and SCP (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

10.1	Amended and Restated AirNet Communications Corporation 1999 Equity Incentive Plan effective August 13, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

10.2	First Amendment to Security Agreement dated August 13, 2003 among the Company, TECORE and SCP, amending the Security Agreement dated January 24, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

10.3	Amended and Restated Employment Agreement, Severance and Bonus Agreement, dated August 13, 2003, between the Company and Glenn A. Ehley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

10.4	Non-Qualified Stock Option Agreement dated August 13, 2003 between the Company and Glenn Ehley (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

10.5	Intercreditor and Subordination Agreement dated August 13, 2003 among the Company, Force Computers, Inc. Sanmina Corporation and Brooktrout, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

10.6	Amended and Restated AirNet Bonus Program dated and effective August 13, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

10.7	Tag-Along Allocation Agreement dated August 13, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the Commission on August 14, 2003).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

The Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on August 13, 2003 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits, on August 14, 2003 reporting one event under Item 5, Other Events, and filing fifteen exhibits under Item 7, Exhibits, and on August 25, 2003 reporting one item under Item 5, Other Events, and filing two exhibits under Item 7, Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

/s/ Glenn A. Ehley

Glenn A. Ehley, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph F. Gerrity

Joseph F. Gerrity, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.