Form 10-K
period 2003-12-31
AIRNET COMMUNICATIONS CORP
filed 2004-03-10
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

COMMON STOCK, PAR VALUE $.001 PER SHARE

(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of shares held by non-affiliates as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,970,804 (based on a closing price on June 30, 2003 on Nasdaq of $1.07 per share). As of February 20, 2004, 49,966,935 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

i

TRADEMARK AND TRADE NAMES

The stylized Airnet mark, AirNet®, AdaptaCell®, AirSite®, Backhaul Free™, RapidCell™, and SuperCapacity™ are trademarks of AirNet Communications Corporation.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

In this document, the words “we,” “our,” “ours,” and “us” refer only to AirNet Communications Corporation and not any other person or entity.

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Historical Overview. We were incorporated in Delaware in 1994 as Overture Systems, Inc. and changed our name to AirNet Communications Corporation later that year.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2003, our base stations were being used in twenty-five deployed systems. Worldwide, we sell our products through our direct sales force, as well as through agents, resellers, and original equipment manufacturers (OEMs).

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated $114.0 million in net revenues from our inception through December 31, 2003. We have incurred substantial losses since commencing operations, and as of December 31, 2003, we had an accumulated deficit of $242.9 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base, we expect to continue to incur net losses at least through 2004. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources and Going Concern in Item 7.

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

Product Overview. Our system features four innovative base station products:

AdaptaCell base station. Our AdaptaCell base station is a software-defined base station, meaning it uses software to control the way it encodes or decodes wireless signals. Our AdaptaCell base station incorporates a patented radio architecture that is designed to enable operators to upgrade their wireless networks to offer high-speed data and Internet services by changing software with few, if any, hardware modifications rather than deploying new base stations. Our AdaptaCell base station also incorporates a broadband architecture, meaning that it uses only one radio to process a large number of radio channels simultaneously.

Adaptive array SuperCapacity base station. The broadband architecture of our flagship AdaptaCell base station makes it the ideal platform to deliver integrated software algorithms that will permit the addition of an adaptive array antenna feature. Adaptive array technology focuses radio signals on individual handset antennas instead of spreading the signals over the entire cell covered by one base station as well as blocks the strongest interference which significantly increases performance, capacity and high speed data rates. The AirNet adaptive array SuperCapacity base station provides network operators with a potentially compelling value proposition. The adaptive array technology, licensed by AirNet from ArrayComm, Inc., improves capacity, call quality, and high-speed data performance while reducing the number of cell sites required by up to a factor of 6x. In order to support capacity deployments on traditional wireless systems, operators must re-use their spectrum. This re-use of spectrum creates additional voice channels but inherently increases interference, degrading the quality of service provided by the network. In contrast, the AirNet SuperCapacity base station utilizing adaptive array processing reduces interference, improves voice quality, conserves signal power by focusing and receiving energy only in desired locations, and increases capacity by up to 6x.

RapidCell base station. Our RapidCell base station is a miniaturized version of the AdaptaCell base station. The AirNet RapidCell base station is about the size of a large suitcase and can support up to 12 GSM carriers or 96 traffic channels configured for rapid deployment for use by emergency first responders or the military. Radio interoperability is a significant issue for both military and public safety communications systems. In the event of an emergency situation, local law enforcement, State Police, FEMA, Fire Departments, Civil Defense authorities and the National Guard are often first to respond. Each of these agencies have procured communications systems that meet their individual needs. Unfortunately, these communications systems are sometimes incompatible such that one agency cannot use their system to communicate with other agencies. A multi-band or multi-protocol base station could serve as a communications link between the agencies. AirNet has already demonstrated up to three different GSM bands in a single, RapidCell base station in a secure mode. In the future, we believe the RapidCell could be enabled to address the multi-protocol requirements of emergency first responders and the military.

AirSite Backhaul Free base station. The AirSite Backhaul Free base station carries voice and data signals back to the wireline network without using a physical wired communications link. Our AirSite Backhaul Free base station uses an operator’s existing radio frequencies as the media to provide the necessary connection to the wireline network. Unlike our competitors’ base stations, our AirSite Backhaul Free base station does not require an expensive physical communications link, usually through a digital T-1/E-1 telephone line or microwave, to the wireline network. As a result, an operator’s fixed network operating costs may significantly decrease.

Market Overview. Like other wireless infrastructure suppliers, we have experienced the adverse effects of the global downturn in telecommunications infrastructure spending. We have historically relied upon an integrated suite of infrastructure products for all our sales—a product line that was optimized to meet the needs of the initial-coverage and coverage-limited segments of the wireless infrastructure market. Through sales of the AdaptaCell base station together with the AirSite Backhaul Free base station, these are market segments where we believe our products enjoy a competitive advantage. Unfortunately, the slowdown in infrastructure spending, particularly in our North America markets, has adversely affected demand in all segments of the infrastructure market.

In response, we undertook a major restructuring starting in mid 2001 to better leverage our technology base and entrepreneurial culture to target new market opportunities for our GSM products. We have redirected our activities to focus on three applications for our products: (1) we have developed our adaptive array SuperCapacity base station for high capacity voice and 2.5G high speed data markets (for example GPRS and EDGE); (2) our traditional GSM infrastructure, including the AdaptaCell base station and the AirSite Backhaul Free base station, serve wireless markets that require a cost-effective coverage based solution; and (3) the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications is served by our compact, rapidly deployable RapidCell base station.

The government and public safety market includes radio communications needs for local, state, and federal government agencies, foreign governments and military communications. Our RapidCell base station and AirSite products provide flexible and unique communications platforms capable of supporting these applications.

We continue to make progress in the development of our SuperCapacity base station utilizing adaptive array technology. This new base station is built on our current software-defined AdaptaCell base station platform by integrating adaptive array technology and is expected to be commercially released this year. Adaptive array technology dramatically increases the operators’ spectral efficiency resulting in tremendous increases in network performance at a reduced cost. This is accomplished by focusing transmitted radio signals on individual handset antennas instead of spreading them over the entire cell and by deliberately not broadcasting radio signals toward detected co-channel users. This technology also cancels or blocks the strongest interference in the receiver. This new base station is designed to benefit operators in the transition from current wireless standards to the new GPRS (providing high-speed wireless data in packet format) and Enhanced Data rates for GSM Evolution (or EDGE, providing yet higher speed) standards. Several customers, potential customers and wireless experts have repeatedly participated in drive testing our multi-cell GSM network utilizing the AirNet SuperCapacity base station. Specifically, the test demonstrated multiple, adjacent adaptive array cell sites with multiple co-channel interferers, and demonstrated a frequency reuse scheme of N=1 incorporating high-speed handovers. N=1 frequency reuse implies the reuse of a same frequency channel in adjacent cells and is an important feature for network operators because it affords a significant increase in network capacity by allowing simultaneous multiple users on the same timeslot, on the same frequency, in adjacent cells. This is otherwise not possible in traditional GSM networks. This feature enables previously unattainable capacity improvements and dramatically reduces the need to add cell sites in order to meet increasing subscriber counts and higher speed data requirements, such as EDGE. We plan to market the enhanced frequency reuse feature by targeting GSM carriers who are faced with limited spectrum in many markets, need to increase capacity, and/or are introducing EDGE into their networks. There are risks associated with new product introductions and some of these risks are outlined in the risk factors set forth in Item 7 below and elsewhere in this document.

Our portfolio of broadband software defined radio (or SDR) technology and our entrepreneurial tradition lend themselves to exploiting numerous new opportunities in the wireless arena. We believe these new opportunities driven by recent developments both inside and outside the company offer a tremendous potential for growth and success. SDR technology allows us to readily “reprogram” our wireless infrastructure products to address new markets and new opportunities in a cost effective manner. The development and acceptance of SDR technology in the marketplace has created new opportunities for us outside our core industry. Due to our significant portfolio of basic SDR intellectual property, it is now possible for us to explore licensing our technology in a variety of applications to third parties or other strategic relationships. Accordingly, we have engaged a licensing firm to assist us in developing and pursuing a technology licensing program.

We continue to develop and exploit leading edge technology and as of December 31, 2003, we had 51 domestic patents granted, and 18 patent applications pending. We received the 1998 GSM World Award for Best Technical Innovation from the GSM Association, an international body with members from over 150 countries, in recognition of our innovative infrastructure.

On October 23, 2002 we received certification under the ISO 9001:2000 standard. ISO 9001:2000 is the globally recognized standard for QMS aimed at consistently producing and delivering the highest quality products and services necessary to achieve complete customer satisfaction.

PRODUCTS

Our base station subsystem products currently support the GSM system for wireless voice and data communications services. We chose to develop products based on this standard both because it is the leading accepted standard in the world and because the interfaces, or connections, between the various pieces that make up the GSM base station subsystem are well defined and publicly documented. According to the GSM World, GSM subscribers are expected to exceed over 1 billion worldwide in the first quarter of 2004. One of these interfaces, the connection between the mobile switching center (MSC) and the base station controller, and ultimately the base stations that compose the base station subsystem, is referred to as the A-interface. This A-interface allows wireless operators to connect our base station subsystem equipment to an existing operator’s mobile switching center. It is this standard interface that makes any existing GSM operator a potential customer for our base station subsystem equipment. We are currently marketing the base station subsystem in four standard configurations, the GSM-850, GSM-900, GSM-1800 and GSM-1900, operating at 850 MHz, 900 MHz, 1800 MHz and 1900 MHz respectively. Our products have been deployed with customers using the following MSC providers: Nortel, Alcatel, Lucent, Nokia, Siemens, TECORE, Spatial Wireless, and Telos.

Our base station subsystem features four unique base station products: the AdaptaCell broadband, software-defined base station, the adaptive array SuperCapacity base station, the RapidCell base station, and the AirSite Backhaul Free base station. We also offer a Base Station Controller, a Transcoder Rate Adaption Unit, an Operations and Maintenance Center (radio), Mobile Switching Center, Serving GPRS Support Node (SGSN), and Gateway GPRS Support Node (GGSN).

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

Adaptive array SuperCapacity base station: We previously announced plans to introduce the AdaptaCell SuperCapacity base station which allows up to 12/12/12 (288 total channels) in limited channel spectrum. This new base station is built on our current software-defined AdaptaCell base station platform using adaptive array technology licensed from ArrayComm, Inc. Adaptive array technology dramatically increases the operators’ spectral efficiency resulting in tremendous increases in network performance by focusing radio signals on individual handset antennas instead of spreading them over the entire cell. The new base station is designed to benefit operators in the transition from current wireless standards to the new GPRS (General Packet Radio Service) standard, providing high-speed wireless data in packet format and the EDGE Enhanced Data rates for GSM Evolution, (also known as Enhanced GPRS or EGPRS) standard, providing yet higher speed. In order to support capacity deployments on traditional wireless systems, operators must re-use their spectrum. This re-use of spectrum creates additional voice channels but inherently increases interference, degrading the quality of service provided by the network. In contrast, the AirNet SuperCapacity base station utilizing adaptive array processing reduces interference, improves voice quality, conserves signal power by focusing and receiving energy only in desired locations, and increases capacity by up to 6x. When our development work is completed, the new base station will provide increased capacity and higher data rates without the need to deploy additional base stations, while avoiding decreases in cell coverage area.

RapidCell base station: Our RapidCell base station is miniaturized version of the AdaptaCell base station. The AirNet RapidCell base station is about the size of a large suitcase and can support up to 12 GSM carriers or 96 traffic channels configured for rapid deployment for use by emergency first responders or the military. Radio interoperability is a significant issue for both military and public safety communications systems. In the event of an emergency situation, local law enforcement, State police, FEMA, Fire Departments, Civil Defense authorities and the National Guard are often first to respond. Each of these agencies has procured communications systems that meet their individual needs. Unfortunately, these communications systems are sometimes incompatible such that one agency cannot use their system to communicate with other agencies. A multi-band or multi-protocol base station could serve as a communications link between the agencies. AirNet has already demonstrated up to three different GSM bands in a single, RapidCell base station in a secure mode. In the future, we believe the RapidCell could be enabled to address the multi-protocol requirements of these agencies also.

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

In addition to the previously described products, AirNet also provides for sale other GSM network components manufactured by others in order to provide complete voice and data systems to our customers. These include the MSC, SGSN, and GGSN.

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

CUSTOMERS

Each of the three customers, TECORE Inc. (TECORE), the U.S. Government, and Hafatel/Guam Wireless accounted for approximately 10% of more of our revenues for the fiscal year ended December 31, 2003 for product and services, with one customer, TECORE, accounting for $6.7 million, or 42.7% of our revenue for the year. The U.S. government accounted for $4.5 million, or 28.5% of our revenue for the year, and Hafatel/Guam Wireless accounted for $2.2 million or 14.1% of our revenue for the year. Together these three customers accounted for approximately 85% of our revenues for the year. See note 14 of Notes to Financial Statement for financial information regarding our customers.

SALES AND MARKETING

Our worldwide sales and marketing efforts are conducted through a network of original equipment manufacturers, or OEMs, agents, resellers and our direct sales force. We currently have a staff of five in sales and sales support.

Sales in the North American PCS market may be impeded due to roaming considerations, decreased capital spending, and MSC price performance issues. Because our direct sales force is small, our worldwide sales strategy depends primarily on the use of OEMs to sell our products and to increase our revenue. We currently have four key OEMs: TECORE, a previously announced but undisclosed “top 5” communications equipment company, an undisclosed OEM which will concentrate on RapidCell sales, and a regional OEM reseller located in the Middle East.

We have established a marketing communications organization that is responsible for the branding and marketing of our products and services and for distinguishing the AdaptaCell base station, the adaptive array SuperCapacity base station, the RapidCell base station, and the AirSite Backhaul Free base station as branded product offerings. The marketing organization is responsible for all new product launches to ensure both internal execution and marketplace acceptance.

RESEARCH AND PRODUCT DEVELOPMENT

We spent $9.2 million in 2003, $12.5 million in 2002, $25.6 million in 2001 on research and product development. As of December 31, 2003, 56 of our 106 employees were engaged in research and product development, including hardware and software engineering. We expect to hire additional employees to engage in research and product development during 2004 in order to staff research and development efforts funded by both strategic partners/customers and Company funded projects.

Our current product development plans focus on the adaptive array technology for our SuperCapacity base station, EDGE, RapidCell, product cost reductions and “end of life” component considerations and features for major operators by taking advantage of the evolution of digital signal processors and other digital components to reduce the cost of our base stations.

Ultimately, we expect to develop one or more advanced high-speed data upgrade packages. We may not be able to introduce these or any other products as scheduled. In addition, market conditions may not necessitate developing upgrade packages to support one or more of these emerging advanced high-speed data standards.

Our product development strategy has been to concentrate our engineering resources on our core technology while making maximum use of third-party contractors and products for everything else when possible. As a result, our engineering resources are primarily focused on broadband, software-defined base station technology and backhaul free base stations.

MANUFACTURING AND BACKLOG

We currently use a limited number of third-party contractors to manufacture most of our primary components and subassemblies for our products. As a result, our in-house customer fulfillment operations consist primarily of quality control, final assembly, and product integration and testing. Circuit boards, electronic and mechanical parts, and other component assemblies are purchased from OEMs and other selected suppliers. An in-house staff sets standards and monitors the quality control of our contract manufacturers. The majority of our proprietary radio frequency (RF) assemblies are currently built by a top-tier contract manufacturer.

Our product backlog was approximately $4.3 million at December 31, 2003 as compared to $4.0 million at December 31, 2002. We typically include a contract in backlog when signed by the customer and a deposit is received from the customer if required by the contract.

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

We have been negatively impacted by the reduction in global demand for telecommunications infrastructure equipment. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base and have resulted in intense price performance competition. This price competition has substantially reduced opportunities for us to expand or continue sales of “coverage solution products” to small/medium sized PCS operators in North America.

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

PROPRIETARY RIGHTS

We consider our technologies proprietary and seek to protect our intellectual property rights. As of December 31, 2003, we had 51 domestic patents granted, and 18 domestic patent applications pending. In addition, we are seeking patent protection for our inventions in foreign countries. One of the issued domestic patents was based upon proprietary rights originally obtained from Harris Corporation, one of our stockholders, and is subject to a non-exclusive cross license to a third party. We also obtained from Harris Corporation a royalty-free, worldwide, non-exclusive right and license to use six other patents in the manufacture and sale of products covered by these patents. Our patents cover the basic architecture of the system, sub-components, and frequency reuse planning schemes. The Company has engaged a consulting firm that is an expert in technology licensing to consider monetizing our patent portfolio through the grant of royalty bearing, non-exclusive licenses. The Company believes that certain of its patents may have applications in other technologies beyond GSM.

Simultaneously with Motorola’s equity investment in January 1995, we signed an agreement granting Motorola the right to obtain a non-exclusive, royalty-free license under any two of our patents. With respect to any possible infringement of our respective digital base station patents, each of us agreed not to enjoin the other and to attempt dispute resolution, including negotiation of nonexclusive license agreements in good faith, before resorting to litigation. The Company has a relationship with a law firm that specializes in patent enforcement. This firm will look for licensing opportunities for our patents but there can be no assurances that they will be successful.

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

We also rely upon copyright and trade secret laws. Source code for our own proprietary software is protected as an unpublished copyrighted work, as a trade secret, and for certain customers the source code is escrowed.

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

EMPLOYEES

As of December 31, 2003, we had 106 employees. Of these individuals, 56 were in research and product development. We also retain independent contractors from time to time.

Most of our employees did not receive any merit increases in 2002 or in 2003 and none are planned in 2004. In January 2003 we postponed the payment of bonuses to employees and suspended the company matching contributions to the 401(K) plan. These items may create an impediment to the retention of our key employees.

None of our employees are represented by a labor union, and we believe that our relations with our employees are good. However, we cannot guarantee retention of key employees due to the issues noted above.

One half of the employee $0.01 stock options issued in September 2003 will vest in September 2004 and the remaining options will vest in September 2005. Vesting may impact our ability to retain key employees.

ITEM 2. PROPERTIES

Our headquarters consist of approximately 41,000 square feet of space leased through December 31, 2004, located at 3950 Dow Road in Melbourne, Florida. The space also houses the primary manufacturing and product engineering operation. Additional space of approximately 20,000 square feet at the Trio Complex in Melbourne, Florida, is leased through December 31, 2005 for final assembly and testing. The lease for the Dow Road facility gives us the right to terminate any time after June 2002 with a six-month notice. We believe that these facilities will be adequate to meet our requirements at least through 2004 and that suitable additional or substitute space will be available if needed.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Status of our Common Stock listing on Nasdaq National Market in Item 7.

Our common stock has been listed on the NASDAQ National Market System under the symbol ANCC since December 7, 1999. There is no established trading market for the shares underlying the Senior Secured Convertible Note that we issued in August 2003, nor is there a trading market for outstanding warrants we issued and sold in June and August 1999. The following table sets forth the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated:

	LOW	HIGH
YEAR ENDED DECEMBER 31, 2003
First Quarter	$0.31	$0.62
Second Quarter	$0.29	$1.37
Third Quarter	$0.74	$1.63
Fourth Quarter	$0.80	$1.30

YEAR ENDED DECEMBER 31, 2002
First Quarter	$0.42	$2.98
Second Quarter	$0.71	$2.42
Third Quarter	$0.55	$1.30
Fourth Quarter	$0.47	$1.12

We had 412 stockholders of record as of February 20, 2004. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

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

	YEARS ENDED DECEMBER 31,
	1999	2000	2001	2002	2003
STATEMENT OF OPERATIONS DATA:
Net revenues	$17,756	$34,332	$14,544	$23,026	$15,785
Cost of revenues	10,981	23,902	16,717	17,415	11,144
Write down of obsolete and excess inventory	263	7,302	8,759	145	384

Gross profit (loss)	6,512	3,128	(10,932)	5,466	4,257

Operating expenses (gains)
Research and development	15,853	29,635	25,563	12,544	9,208
Sales and marketing	4,748	10,448	11,936	5,432	2,584
General and administrative	3,097	12,741	11,645	3,039	6,405
Gain on vendor settlements	—	—	(1,922)	(704)	—
Loss on disposal or write-down of equipment	2	—	—	—	—

Total operating expenses	23,700	52,824	47,222	20,311	18,197

Loss from operations	(17,188)	(49,696)	(58,154)	(14,845)	(13,940)

Non-cash debt conversion interest charge	—	—	—	—	(10,000)
Interest charged on convertible debt	—	—	—	—	(577)
Other income, net	609	4,672	542	397	84

Net loss	(16,579)	(45,024)	(57,612)	(14,448)	(24,433)
Accretion of discount—Series B Preferred	—	—	(1,036)	(7,495)	—
Accretion of cumulative preferred dividends.	(18,647)	—	(1,500)	(2,400)	—
Conversion inducement (non-cash)	—	—	—	—	(7,895)

Net loss attributable to common stockholders	$(35,226)	$(45,024)	$(60,148)	$(24,343)	$(32,328)

Net loss per share attributable to common stockholders—basic and diluted	$(18.31)	$(1.91)	$(2.53)	$(1.02)	$(0.97)

Shares used in calculating basic and diluted loss per common share.	1,923,360	23,579,467	23,783,637	23,822,913	33,304,579

CASH FLOW DATA:
Net cash used in operating activities	$(15,111)	$(62,601)	$(48,177)	$(1,137)	$(7,170)
Net cash used in investing activities	(1,472)	(8,700)	(3,149)	(38)	(218)
Net cash provided by (used in) financing activities	109,425	(254)	27,160	(321)	9,243

	1999	2000	2001	2002	2003
BALANCE SHEET DATA:
Cash and cash equivalents	$100,422	$28,867	$4,702	$3,205	$5,060
Working capital	104,475	49,118	23,431	12,263	13,313
Total assets	131,013	92,134	49,875	30,830	30,056
Long-term obligations	201	216	2,070	837	10,691
Total stockholders’ equity	108,263	64,223	18,368	22,037	10,564

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes presented elsewhere in this Form 10-K. This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1993, as amended. The words, “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM system of mobile voice and data transmission. We have substantial intellectual experience in the wireless industry and products and market our products worldwide to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving. For example, our product line now also includes our adaptive array SuperCapacity base station, using adaptive array technology to focus radio signals on individual handset antennas instead of spreading signals over the entire cell covered by one base station, and our RapidCell base station, a miniaturized version of our AdaptaCell base station configured for rapid deployment for use by emergency first responders or the military.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $114.0 million in net revenues from our inception through December 31, 2003. We have incurred substantial losses since commencing operations, and as of December 31, 2003, we had an accumulated deficit of $242.9 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2004. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources, and Going Concern below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2003, our base stations were being used in twenty-five deployed systems. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 85.3% of our net revenues during the fiscal year ended December 31, 2003. For the fiscal years ended December 31, 2001, 2002, and 2003, our revenue from direct sales to international customers was 19.2%, 29.1%, and 1.7%, respectively. In addition, revenue from OEM sales for international deployments were 14.1%, 49.0% and 39.8% for the years ended December 31, 2001, 2002, and 2003, respectively.

During 2001, we experienced a significant period of transition. In mid-2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action during the second, third, and fourth quarters to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in the following interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; our adaptive array technology for our AdaptaCell SuperCapacity base station; and our traditional GSM infrastructure market. While market demand continues to be uncertain, we believe our strategy and new direction offer the most stable and attractive opportunities for us. These four areas are interrelated and address the same basic market, that is, the wireless infrastructure market.

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

In general, our gross margins will be affected by the following factors:

•	Demand for our products and services;

•	New product introductions, both by AirNet and our competitors;

•	Changes in our pricing policies and those of our competitors;

•	The mix of base stations and other products sold;

•	The mix of sales channels through which our products and services are sold;

•	Engineering cost reduction successes;

•	Access to the best vendors from a cost and technology viewpoint;

•	The mix of domestic and international sales; and

•	The volume pricing we are able to obtain from contract manufacturers and third party vendors.

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

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to increase in 2004 as we further the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards. The cost incurred for software development performed by third parties through development agreements are carried on the balance sheet as an intangible asset until the product is deployed. Subsequent to deployment the cost is amortized over the life of the product. As of December 31, 2003 one of the two products that were being capitalized is being marketed and the amortization began in the fourth quarter of 2003.

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

General and administrative expenses consist primarily of expenses for finance, office operations, administrative and general management activities, including legal, accounting, human resources, and other professional fees and loss provisions for uncollectable receivables.

RELATED PARTY TRANSACTIONS

See Item 13 regarding a description of related party transactions during 2003.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years
Operating lease obligations	$712	$452	$248	$12
Capital lease obligations	72	67	5	—
Other purchase obligations and commitments [1]	2,837	2,837	—	—
Long-term debt obligations [2]	22,574	—	—	22,574

Total	$26,195	$3,356	$253	$22,586

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in Note 4 to the financial statements.
[2]	Includes accrued interest on the Bridge Loan of $160,741 through its maturity date of August 13, 2003 and accrued interest on installments received on the Securities Purchase Agreement Note through January 7, 2004.

Certain remaining obligations under our agreement with ArrayComm (see Note 4 to the financial statements) are not included above as they are contingent upon the shipment of 100 SuperCapacity base stations, which cannot be defined at this point.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2003, we have two off-balance sheet arrangements. The first is the tax benefit of our accumulated Net Operating Losses (see Note 12 to the financial statements for a full description.) The second is an advanced payment agreement with a customer. We do not book this advanced payment until payment is received and then it is booked as a customer deposit.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net revenues: Net revenues decreased $7.2 million or 31.3% from $23.0 million for the year ended December 31, 2002 to $15.8 million for the year ended December 31, 2003. This decrease was largely attributed to completion of a project in Central Asia, which accounted for $11.3 million of the revenue and a project in Africa, which accounted for $4.9 million of the revenue for the year ended December 31, 2002 compared to $6.7 million and $0.2 million, respectively for the year ended December 31, 2003. The $9.3 million reduction in revenue associated with these two projects was partially offset by a $4.5 million increase in customer funded development revenue. During 2003 revenue trends were mixed. Domestic hardware revenues were down, customer funded development and services revenue trended up and international revenues trended down primarily because of the completion of the Central Asia project. We recognize the need for revenue growth to obtain profitability and sustain positive cash flow from operations. Through a series of expense reduction efforts and product cost initiatives, we estimate that we can be cash flow positive from operations with revenue of approximately $12 million per quarter based on the 2003 margin rate. To address the need for revenue growth, our selling strategy shifted in 2002 from a direct sales strategy to relying primarily on OEMs and agents to sell and distribute our products. To this end, we signed OEM agreements with three new OEMs during 2003. These new OEMs include a “big five” communications equipment provider, a major defense contractor and a Middle East OEM. With a direct sales and marketing staff of five, OEM and agent revenue are critical to our survival.

Gross Profit: Gross profit decreased $1.2 million from $5.5 million for the year ended December 31, 2002 to $4.3 million for the year ended December 31, 2003. The gross profit margin was 23.7% for 2002 and 27.0% for 2003. The increase in the gross profit margin was primarily attributable to a shift in the composition of business to more service and customer funded development revenues. Based upon our estimated view that the telecommunications market will experience a turnaround in the future, our improved product mix, successful implementation of cost reductions, and the refocus of our sales efforts toward the SuperCapacity AdaptaCell and RapidCell base stations, we believe our gross margin percentage will be flat to improved in the second half of 2004 if revenue levels meet projections. However, future market conditions and economic conditions could affect the achievement of this objective. Cost of goods sold also includes approximately $48,000 of non-cash stock compensation expense.

Research and development: Research and development expenses decreased $3.3 million or 26.4% from $12.5 million for the year ended December 31, 2002 to $9.2 million for the year ended December 31, 2003. This decrease was due primarily to $1.7 million of research and development resources being redirected to work on direct cost of sales activities. In addition there was a decrease in labor of $0.8 million including benefits, bonus accrual of $0.7 million, use of outside services of $0.3 million and a decrease in other departmental activities of $0.3 million. The expenses included $0.8 million of non-cash stock compensation expense in 2003 compared with $0 in 2002. We began recruiting efforts to increase the size of the engineering organization in the fourth quarter of 2003. We are expecting Research and Development costs to trend upward in 2004 for two reasons: (1) the current efforts to increase engineering headcount and (2) the research and development portion of non-cash stock compensation expense is expected to increase from $0.7 million in 2003 to approximately $1.8 million in 2004.

Sales and marketing: Sales and marketing expenses decreased $2.8 million or 51.9% from $5.4 million for the year ended December 31, 2002 to $2.6 million for the year ended December 31, 2003. The $2.8 million reduction included $0.6 million of labor that was redirected to work on direct cost of sales activities, a $1.1 million reduction in labor and benefit costs, a $0.2 million reduction in travel expenses and $0.2 million reduction in demonstration equipment. The expenses for the year ended December 31, 2003 included $0.2 million of non – cash stock compensation expense in 2003 compared with $0 in 2002. We are expecting Sales and marketing costs to trend upward in 2004 for two reasons: (1) increased revenue should result in increased sales commissions and (2) the sales and marketing related portion of non-cash stock compensation expense is expected to increase from $0.2 million in 2003 to approximately $0.8 million in 2004.

General and administrative: General and administrative expenses increased $3.4 million or 113.3% from $3.0 million for the year ended December 31, 2002 to $6.4 million for the year ended December 31, 2002. The $3.4 million increase in expenses was primarily attributable to non-cash compensation expense of $2.7 million recognized for the year ended December 31, 2003 compared to $0 in 2002. Also, 2002 reflected a $2.4 million reduction in expenses due to the recovery of receivables previously accounted for in the provision for doubtful accounts. These expenses were partially offset by reductions in other areas. We believe that general and administrative expenses will increase in 2004 as the general and administrative portion of non-cash stock compensation expense is expected to increase from $2.7 million in 2003 to over $6.5 million in 2004.

Gain on vendor settlements: We recorded a gain on vendor settlements of $703,618 during 2002 while no gain exists during 2003.

Cash Flow used in Operations: Cash flow used in operations was ($7.2) million in 2003 compared to ($1.1) million in 2002. The $6.2 million increase in the use of cash was attributable to reductions in inventories and accounts receivable in 2002 that were not matched in 2003. Going forward, the Company’s 2004 business plan, which assumes revenue of $24 – 28 million, may not require additional funding through 2004 provided that TECORE continues to make the $1.0 million quarterly debt installment payments outlined in Note 8 to the financial statements. However, because there can be no guarantee that the business plan targets can be achieved, we have retained an investment advisor to recommend potential new funding sources. This letter agreement is detailed in Note 17 to the financial statements. There can be no assurances that this investment advisor will be successful in identifying new funding sources acceptable to the Company and its security holders.

There are three significant non-cash charges, associated with the Securities Purchase Agreement transaction detailed in Note 8 to the financial statements, included in our 2003 results: a Compensation Expense Charge, a Debt Conversion Charge, and a Conversion Inducement Charge. These charges are explained below.

Non-cash Compensation Expense: Non-cash stock compensation expense was $3.7 million, $0.2 million and $0.2 million for the year ended December 31, 2003, 2002, and 2001 respectively. These charges are reflected as compensation expense and are included in the operating expenses as engineering, marketing/selling and general and administrative or cost of sales based on the department in which the employee who receives the stock options is working. Effective with the closing of the $16.0 million Investment (as described in Note 8 to the financial statements) under the Securities Purchase Agreement, we amended our stock option plan with the approval of our shareholders. Under the amended plan the number of options available for grant was increased to 30,742,986. After the closing of the $16.0 million Investment, 20,081,926 options at an exercise price of $0.01 per share were granted to employees. The granting of the non-qualified stock options to employees will result in a non-cash charge to our earnings of $19.1 million amortized ratably over the two-year vesting period ending in September 2005.

Non-cash Debt Conversion Interest Charge: As a result of the conversion feature embedded in the Senior Debt instruments, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we recorded a charge to interest expense representing the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. Accordingly, a charge of $9 million was recorded to interest expense on the closing date of the $16.0 million Investment. We received an additional payment of $1.0 million, due by September 30, 2003, on October 8, 2003 and accordingly, we recorded an additional charge related to the beneficial conversion feature embedded in the notes as a charge to interest expense in the fourth quarter of 2003. In January 2004 we received an additional payment of $1.0 million from TECORE and therefore an additional charge to interest expense of $1.0 million will be made in the first quarter of 2004. Assuming TECORE makes the five remaining $1 million installment payments for its purchase of the TECORE Note, we will record additional non-cash charges to interest expense, with respect to each installment paid, up to an additional $1.0 million in each quarter thereafter through March 2005. The actual charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing of the Investment under the Securities Purchase Agreement.

Conversion Inducement Charge: This non-cash charge resulted from inducement charges associated with the conversion of our Series B Convertible Preferred Stock by each of the three holders of that series of preferred stock: Mellon Ventures, L.P. (Mellon), Tandem PCS Investments, L.P. (Tandem) and SCP Private Equity Partners II, L.P. (SCP II). This charge resulted in an increase in the loss attributable to common stockholders of $7.9 million for the year ended December 31, 2003 taking into account the value of the $500,000 paid to each of Mellon and Tandem, the 4,625,347 shares of common stock issued to SCP II and the shares of common stock issued to the holders upon conversion. The $16 million convertible note Investment required voluntary conversion by the holders of Series B Convertible Preferred Stock. The holders converted their preferred shares to common stock at a conversion price of $1.57 per share (half of the effective conversion price but well above the conversion price of $0.1081 per share defined in the Securities Purchase Agreement, see Note 8 to the financial statements), effectively waiving their full ratchet anti-dilution adjustment rights and giving up all of their rights and privileges as preferred stockholders, including their liquidation preferences. The holders who converted their preferred shares into common stock also waived their accrued dividends in the aggregate amount of $5.4 million

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

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

Sales and marketing: Sales and marketing expenses decreased $6.5 million or 54.6% from $11.9 million for the year ended December 31, 2001 to $5.4 million for the year ended December 31, 2002. This decrease was due to previously announced actions taken in the second and third quarters of 2001 to reduce operating expenses. The $6.5 million reduction included a $2.4 million reduction in labor and benefit costs, a $1.0 million reduction in consulting and subcontractor expenses, a $1.2 million reduction in travel expenses and $0.4 million reduction in trade show expenses. The sales and marketing expenses for the year ended December 31, 2002 included an accrual of approximately $0.3 million for bonuses accrued under a Board approved bonuses program that were scheduled to be paid in January 2003, but were deferred.

General and administrative: General and administrative expenses decreased $8.6 million or 74.1% from $11.6 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002. The $8.6 million reduction in expenses was primarily attributable to the recovery of receivables previously accounted for in the provision for doubtful accounts of $2.4 million. In addition, there was a reduction in the provision for doubtful accounts of $5.0 million, and a $1.0 million reduction in outside legal services. Savings initiatives were also accomplished through a reduction in the aggregate workforce of the Company, consolidation of facilities, and an adjustment in certain business functions, streamlining the organization. The general and administrative expenses for the year ended December 31, 2002 included an accrual of approximately $0.2 million for bonuses accrued under a Board approved bonuses program that were scheduled to be paid in January 2003, but were deferred.

Gain on vendor settlements: We recorded a gain on vendor settlements of $703,618 during 2002 as compared to $1,921,605 during 2001. The fiscal year 2002 gain was a result of the finalization of a Company program to enter into agreements with certain vendors to settle outstanding payables in exchange for releasing the Company from future obligations.

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of December 31, 2003, we had an accumulated deficit of $242.9 million. Cash used in operations and to fund capital expenditures for the years ended December 31, 2003 and 2002 was $7.4 million and $1.4 million, respectively. We expect to have an operating loss in 2004. At December 31, 2003, our principal source of liquidity was $5.1 million of cash and cash equivalents the remaining proceeds from the August 2003 senior secured convertible debt funding of $10.0 million described in Note 8 to our financial statements, and six additional $1.0M quarterly installment payments associated with the funding described in Note 8 (one of which has already been received in fiscal year 2004). Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding. As of March 5, 2004 our cash balance was $3.2 million. In addition, on the same date we had a revenue backlog of $4.4 million. Our current 2004 operating plan projects that cash available from planned revenue combined with the $3.2 million on hand at March 5, 2004 and the additional $1.0 million quarterly funding payments may be adequate to defer the requirement for new funding until 2005. There can be no assurances that the installments will be received as planned, if at all, or that the anticipated installment payments on the debt financing combined with actual revenue will be adequate to sustain operations through 2004.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as ours has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our weak balance sheet. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers (with three customers accounting for 85% of the revenue for 2003), ability to design new products, the erosion of product prices, ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

If we are unable to receive the outstanding installment payments from the August 2003 debt financing, we will have to seek additional funding or dramatically reduce our expenditures and it is likely that we will be required to discontinue operations. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. We have limited cash resources and therefore we must reduce our negative cash flows or secure additional funding in the near term to continue operations. On February 9, 2004 we signed a non-exclusive agreement an investment advisor to explore the possibility of raising additional financing (see Note 17, Subsequent Events, to these financial statements). Any such placement would require the approval of our senior noteholders, and would likely be subject to additional conditions, and there can be no assurances that we will be able to find such financing. Likewise, there can be no assurances that we will succeed in achieving our goals and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully our debts. Accordingly, should we file for bankruptcy, there is no assurance that our stockholders would receive any value.

On January 24, 2003, we entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE, Inc., a Texas corporation (TECORE), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP II, which together with TECORE, we call the Lenders), pursuant to which each of the Lenders agreed to loan us up to $3.0 million (collectively, the Commitments or Bridge Loans), for an aggregate interim financing of $6.0 million. We were allowed to draw down the balance of the Commitment at our discretion upon compliance with certain conditions set forth in the Loan Agreement. The annual interest rate on the Bridge Loans was 2% plus prime rate as quoted in The Wall Street Journal. The Bridge Loans were due on May 24, 2003 but the due date was extended until the closing of the $16.0 million (the Investment) by the Lenders discussed below.

On June 5, 2003, we entered into a Securities Purchase Agreement with TECORE and SCP II (the Purchase Agreement) for the issuance and sale to SCP II and TECORE of senior secured convertible notes (the Notes) in the principal amount of the Investment. The Notes are collateralized by a security interest in all of our assets, including without limitation our intellectual property, in favor of the Lenders under the terms and conditions of the Purchase Agreement. The Purchase Agreement was attached as an exhibit to our Form 8-K filed with the SEC on June 9, 2003.

On August 8, 2003 our stockholders approved the Investment under the Purchase Agreement and related transactions, and the Investment closed on August 13, 2003. On that date, we issued Notes of $4 million and $12 million to SCP II and TECORE, respectively, and immediately received $8 million in proceeds ($4 million each from SCP and TECORE). Upon the closing of the Investment, the principal balance of the Bridge Loans ($6 million) was due and paid from the proceeds of the Investment. The interest accrued on these Bridge Loans was deferred by the Lenders and will be due and payable four years from the closing date under the Purchase Agreement. The interest at the rate of 12% per annum will compound on the amount of interest deferred under the Bridge Loans.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was approximately $48.2 million in 2001, $1.1 million in 2002, and $7.2 million in 2003. For the year ended December 31, 2003 the cash provided through customer deposits and a reduction in inventories was offset by an increase in accounts receivable, decreases in accounts payable and deferred revenue, and the net loss incurred. We were able to reduce our inventory balance through fulfillment of customer orders. As of December 31, 2003, our net accounts receivable balance was $3.8 million. Of this balance 66% is attributable to two customers. In addition, our inventory balance includes $1.4 million of slow moving inventory as of December 31, 2003. We believe that the $1.4 million is realizable inventory but there can be no assurance of the value that will actually be realized from the sale of this inventory. As of December 31, 2003 we had $1.3 million of finished goods inventory at one customer location. We have filed a UCC-1 perfecting our security interest in the inventory at this customer location. During the year ended December 31, 2002 the use of cash in operating activities resulted from the net loss, which was offset by a significant reduction in inventories and accounts receivable. The $6.2 million increase in the use of cash from the year ended December 31, 2002 to the year ended December 31, 2003 was attributable to reductions in inventories and accounts receivable in 2002 that were not matched in 2003. Going forward, the Company’s 2004 business plan, which assumes revenue of $24 – 28 million, may not require additional funding through 2004 provided that TECORE continues to make the $1.0 million quarterly debt installment payments outlined in Note 8 to the financial statements. However, given that there can be no guarantee that the business plan targets can be achieved, we have retained an investment advisor to recommend new funding sources. This letter agreement is detailed in Note 17 to the financial statements. During the year ended December 31, 2001 the significant use of cash by operating activities was the result of the net losses together with the payment of accrued expenses associated with a reduction in workforce and the reduction in accounts payable resulting from the vendor settlements offset by reductions in inventories and accounts receivable. Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging between 10% and 50% of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. The terms vary from contract to contract but are always agreed to in the initial contract. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag will require an increase in investments in working capital as our revenues increase. As of December 31, 2003, our total notes receivable balance was $0.3 million, all of which was attributable to one customer. The customer is making monthly payments of principal and interest to satisfy this note receivable.

NET CASH USED IN INVESTING ACTIVITIES

We used net cash for capital expenditures of approximately $3.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2001, 2002, and 2003, respectively. During 2002 and 2003, we significantly reduced the level of capital expenditures from the level in 2001, as the physical assets available are adequate to meet our needs at this time. Our capital expenditures for testing and manufacturing equipment used during final assembly of our products will increase if our revenues increase.

We lease our primary manufacturing and office facilities under long-term non-cancelable operating leases. We also have operating leases for certain other furniture, equipment and computers. We used net cash for operating leases of approximately $1.4 million, $0.6 million and $0.5 million for the years ended December 31, 2001, 2002, and 2003, respectively. Future minimum payments for operating leases (including payments under our new lease for final assembly and testing facilities in Melbourne, Florida) aggregated through the year 2005 were approximately $0.7 million as of December 31, 2003 and we expect to spend approximately $0.5 million for those leases in 2004.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended December 31, 2003 was $9.2 million resulted primarily due to the receipt of the initial $10.0 million in proceeds from the Investment discussed previously and also in Note 8 to our financial statements. In addition we collected $0.2 million from an outstanding non-recourse loan with our CEO. The non-recourse loan was paid in full with accrued interest in September 2003. We had $10.0 million in debt outstanding pursuant to the Investment under the Purchase Agreement as of December 31, 2003. As of February 6, 2004 the investors have advanced a total of $11.0 million to us, the most recent advance of $1.0 million having been made on January 6, 2004. There can be no assurance that the installments scheduled each quarter for the remainder of this year will be fulfilled as scheduled, if at all.

Net cash used in financing activities for the year ended December 31, 2002 was $0.3 million resulting primarily from the payments on capital leases of $0.3 million. We had no debt facilities outstanding as of December 31, 2002.

Net cash provided by financing activities for the year ended December 31, 2001 was $27.2 million and was due to net proceeds received from the sale of the Series B Preferred Stock in May 2001 of $30.0 million (a portion of which was used to reduce accounts payable in our vendor settlement program).

We lease certain computer and test equipment under capital lease arrangements. We used net cash for capital leases of approximately $1.3 million, $0.3 million and $0.1 million for the years ended December 31, 2001, December 31, 2002 and December 31, 2003, respectively. Future minimum payments for capital leases aggregated through the year 2005 were approximately $71,899 as of December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We continually evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Long-lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets totaled $7.9 million as of December 31, 2003 including licensing and software development costs. Upon our determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Unsuccessful product marketing or continued substantial operating losses could result in an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

Stock-Based Compensation—We have adopted the disclosure only provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). Under Statement No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB 25, Compensation expense is not recognized when the exercise price is the same as the market price. A stock option is considered compensatory if the exercise price of the option is less than the fair market value of the stock on the measurement date, which is the date all terms of the grant are finalized (normally the grant date). The intrinsic value of an option is the excess of the fair market value of the underlying stock over the exercise price of the options.

Recent Pronouncements—In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement to be effective during the quarter ended March 31, 2003. The adoption of this Statement did not have any impact on our financial statements.

In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of FASB Statement

No. 123, Accounting for Stock-Based Compensation (Statement 123) and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require prominent disclosure in both annual and interim financial statements about our method of accounting for stock-based employee compensation and the effect of the method used on reported results. We previously adopted the disclosure only provisions of Statement 123 and continue to measure compensation costs for stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, Compensation expense is not recognized when the exercise price is the same as the market price. A stock option is considered compensatory if the exercise price of the option is less than the fair market value of the stock on the measurement date, which is the date all terms of the grant are finalized (normally the grant date). The intrinsic value of an option is the excess of the fair market value of the underlying stock over the exercise price of the options. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for the costs of stock-based compensation as provided under Statement 123 as amended by Statement 148.

If we had elected to recognize compensation expense for the issuance of options to our employees and directors based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the year ended December 31
	2003	2002	2001
Net loss attributable to common stock, as reported	$(32,328,397)	$(24,342,918)	$(60,147,667)
Add: Stock based employee compensation expense included in reported net loss	3,676,372	248,496	158,858
Deduct: Pro forma fair value stock compensation expense	(3,625,372)	(1,558,554)	(1,688,885)

Pro forma net loss attributable to common stock	$(32,277,397)	$(25,652,976)	$(61,677,694)

Net loss per share attributable to common shareholders—basic and diluted, as reported	$(0.97)	$(1.02)	$(2.53)

Net loss per share attributable to common shareholders—basic and diluted, pro forma	$(0.97)	$(1.08)	$(2.59)

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

In November 2002 the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (FIN 45). This interpretation requires the Company to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Fundings under the guarantee are to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee. We adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. This interpretation did not have a material impact on our financial conditions, results of operations, or cash flows.

In May 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for interim periods beginning after June 15, 2003. We adopted the disclosure provisions of Statement 150 in the third quarter of 2003. This interpretation did not have a material impact on our financial condition, results of operations, or cash flows.

STATUS OF OUR COMMON STOCK LISTING ON NASDAQ NATIONAL MARKET

Under continued listing standard one (Nasdaq rule 4450(a)), companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at the minimum bid price level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). We received notice from Nasdaq of our noncompliance with the $1.00 minimum bid price per share continued listing requirement in 2002. Nasdaq sent a delisting notice in April 2003 and we filed an appeal. Nasdaq granted us additional time and after our shares traded at or above the minimum bid price of $1.00 for at least ten consecutive trading days, on July 22, 2003 Nasdaq sent us a notice of compliance. Accordingly, our stock will continue to be listed on the Nasdaq National Market, subject to compliance with the applicable listing requirements. During the months of November and December 2003 our share price traded at and below the required minimum of $1.00 per share, however subsequent to the end of 2003 our stock has traded above the required minimum of $1.00 per share. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard for continued listing on Nasdaq and that the liquidity that Nasdaq provides will be available to investors in the future. On August 8, 2003 our shareholders approved a resolution allowing our Board of Directors the flexibility to implement a reverse stock split if necessary to remain Nasdaq compliant. This authorization expires one year from the approval date.

In the absence of conversion of the secured convertible notes or if we are unable to secure additional equity financing, we expect our stockholders’ equity to drop below the $10 million requirement under continued listing standard one (rule 4450(a)) when we report financial results for the first quarter of fiscal year 2004. There can be no assurance that the Nasdaq will permit the Company to continue its listing on the Nasdaq National market or transfer to the Nasdaq SmallCap if it can not show a definitive plan for maintaining the stockholders’ equity requirement. Alternatively, continued listing standard two (rule 4450(b)) requires a market value of $50 million, the market value of listed shares of $15 million and a minimum bid price of $1.00 with no stockholders’ equity requirement. During portions of the first quarter of 2004, the Company satisfied listing standard two. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with either minimum standard for continued listing on Nasdaq National Market or the Nasdaq SmallCap Market and that the liquidity that Nasdaq provides will be available to investors in the future.

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

We have incurred significant losses since we began doing business. We anticipate continuing losses and may never achieve or sustain profitability. We have accumulated losses of $242.9 million since we began doing business in 1994 through December 31, 2003, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. Since we began doing business in 1994, we have generated $114.0 million in net revenues through December 31, 2003. We have been marketing our GSM base stations since 1996. We have never reported a profit. We will continue to incur significant research and product development, sales and marketing, materials and general administrative expenses, and we expect our expenses to increase as compared to prior periods, as we expand our sales force and our international operations. We anticipate a net loss for the year 2004 and we may continue to incur losses beyond 2004. We cannot be certain that we will realize sufficient revenues or margins to sustain our business.

We may not be able to obtain additional capital to fund our operations on reasonable terms and this could hurt our business and negatively impact our stockholders. If adequate funds in the form of equity or debt are not available on reasonable terms or terms acceptable to us, we may be unable to continue as a going concern. If we raise additional funds through the issuance of convertible debt or additional equity securities, the percentage ownership of our existing stockholders would be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations. Our secured convertible note holders have a senior security interest in all of our assets, and until these investors are paid in full or until they have converted the notes and accrued interest into common stock, we may not be able to obtain additional investment or working capital.

If the installments due under the $16 million financing by SCP II and TECORE are not made on a timely basis, we may be forced to seek protection under the federal bankruptcy laws. If TECORE defaults on an installment payment due to us as payment of the purchase price of its convertible note and if we are unable to raise capital from another source we are likely to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

If we are unable to pay principal and interest on the $16 million financing when due, we may be forced to seek protection under the federal bankruptcy laws. The convertible notes we sold in August 2003 in connection with our debt financing are convertible into our common stock at the election of the holders. If not converted, the principal and accrued interest on the notes become payable in August 2007, subject to acceleration in certain circumstances. If the notes are not converted and we are unable to pay the principal amount and accrued interest on the notes when due, whether at maturity or by acceleration, the Investors could foreclose on the notes and force a sale of our assets, including our intellectual property. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

Conversion of the secured convertible notes will significantly dilute the percentage ownership of our existing stockholders. If shares of our common stock are issued to the investors upon conversion of the secured convertible notes together with accrued interest, existing stockholders will have their ownership percentage substantially diluted. The number of shares of common stock issuable under the terms of the proposed financing will also affect our earnings per share on a going-forward basis. The larger the number of shares deemed outstanding, the lower the earnings per share will be. The actual effect of any conversion on our earnings per share will depend on the level of our earnings in future periods, the actual amount converted pursuant to the notes and the impact of the accounting treatment of the secured convertible notes.

We have a limited operating history. You should not rely on our recent results as an indication of our future results. Our base stations are being used in twenty-five commercially deployed systems. We had net revenues of $14.5 million, $23.0 million and $15.8 million in 2001, 2002 and 2003, respectively. Unless we can achieve significant increases in market acceptance of our products, we may never advance beyond our market penetration phase. Due to our limited operating history, it is difficult or impossible for us to predict future results and you should not expect future revenue growth based on our recent results. You should consider our business and prospects in light of the risks and problems faced by technology companies in the early stages of development.

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

Our future operating results will be affected by many factors, including the following:

•	Changes in the growth rate of the wireless communications industry;

•	Consolidation in the wireless communications industry;

•	Our ability to compete successfully against similar and larger sized GSM communications equipment providers;

•	Continued control of costs and reducing expenses;

•	Efficiently manufacturing our products ourselves and through outsourcing arrangements;

•	Absorbing overhead costs through higher manufacturing volume;

•	Generating cash flow from operations;

•	The mix of our revenue;

•	The collectibility of our trade receivables;

•	Our ability to retain existing or secure anticipated customers or orders, both domestically and internationally;

•	The availability and cost of products and services from our third-party suppliers;

•	Our ability to develop, introduce and market new technology, products and services on a timely basis;

•	Our ability to reduce product costs to be cost competitive;

•	Foreign currency fluctuations, inflation and deflation;

•	Decreases in average selling prices or demand for our products;

•	Intellectual property disputes and litigation;

•	Government regulations;

•	Product defects;

•	The availability of capital to fund operations;

•	Management of inventory in response to shifts in market demand; and

•	Changes in the mix of technology and products developed, produced and sold.

The foregoing factors are difficult to forecast and these, as well as other factors, could harm our quarterly or annual operating results. If our operating results fail to meet the expectations of investment analysts or investors in any period, the market price of our common stock may decline. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash-flow breakeven, we will be unable to build a sustainable business. In this event, the market price of our common stock may decline as well.

Our lengthy and variable sales cycle makes it difficult for us to predict if and when a sale will be made and could cause us operating difficulties and cash flow problems. Our sales cycle, which is the period from the generation of a sales lead until the recognition of revenue, can be long and is unpredictable, making it difficult to forecast revenues and operating results. Our inability to accurately predict the timing and magnitude of our sales could cause a number of problems:

•	We may have difficulty meeting our customers’ delivery requirements in the event many large orders are received in a short period of time because we have limited production capacity and generally do not carry materials in inventory;

•	We may expend significant management efforts and incur substantial sales and marketing expenses in a particular period that do not translate into orders during that period or at all.

•	We may have difficulty meeting our cash flow requirements and obtaining credit because of delays in receiving orders and because the terms of many of our customer contracts defer certain billings until post- shipment contractual milestones are met.

•	The problems resulting from our lengthy and variable sales cycle could impede our growth, harm our stock price, and restrict our ability to take advantage of new opportunities.

Investment in our stock is speculative. In light of the current market conditions for wireless communications and our precarious financial condition, we believe that an investment in our stock is highly speculative. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

Our stock price is volatile. The stock markets in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	Announcements concerning us, or our competitors;

•	Receipt of substantial orders for base stations;

•	Quality deficiencies in services or products;

•	Announcements regarding financial developments or technological innovations;

•	International developments, such as technology mandates, political developments or changes in economic policies;

•	New commercial products;

•	Changes in recommendations of securities analysts;

•	Government regulations;

•	Acts of terrorism or war;

•	Proprietary rights or product or patent litigation.

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts or investors could immediately, significantly and adversely affect the trading price of our common stock.

We may not continue to meet Nasdaq listing standards. Under continued listing standard one (rule 4450(a)), companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). During the months of November and December 2003 our share price traded at and occasionally below the required minimum bid price of $1.00 per share for continued listing. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard for continued listing on Nasdaq and that the liquidity that Nasdaq provides will be available to investors in the future.

In the absence of either conversion of the secured convertible notes or additional equity financing, we expect our stockholders’ equity to drop below the $10 million requirement under continued listing standard one (Nasdaq rule 4450(a)) when we report financial results for the first quarter of fiscal year 2004. There can be no assurance that the Nasdaq will permit us to continue our listing on the Nasdaq National Market or transfer to the Nasdaq SmallCap Market if it can not show a definitive plan for maintaining the stockholders’ equity requirement. Alternatively, continued listing standard two (Nasdaq rule 4450(b)) requires a market value of $50 million, a market value of listed shares of $15 million and a minimum bid price of $1.00 with no stockholders’ equity requirement. During portions of the first quarter of 2004, we satisfied listing standard two. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with either minimum standard for continued listing on Nasdaq National Market or the Nasdaq SmallCap Market and that the liquidity that Nasdaq provides will be available to investors in the future. Further information pertaining to the continued listing standards for the Nasdaq National Market and the Nasdaq SmallCap market can be found on the Nasdaq web-site.

Intense competition in the market for wireless telecommunications equipment from many larger, more established companies with greater resources could prevent us from increasing our revenue and achieving profitability. The wireless telecommunications infrastructure market is highly competitive. We compete with large infrastructure manufacturers, systems integrators, and base station subsystem suppliers, as well as new market entrants. Most of our current and potential competitors have longer operating histories and presence in key markets, larger installed customer bases, substantially greater name recognition, and more financial, technical, manufacturing, marketing, sales, distribution and other resources than we do. We may not be able to compete successfully against current and future competitors, including companies that develop and market new wireless telecommunications products and services. These competitive pressures may result in price reductions, reduced gross margins, longer sales cycles and loss of customers. In addition roaming considerations and bundled Mobile Switch Centers (MSCs) price/performance competition has impeded our sales in the North American market.

Competition in the telecommunications market is based on varying combinations, including:

•	Comprehensiveness of product and technology solutions;

•	Manufacturing capability;

•	Scalability and the ability of the system solution to meet customers’ immediate and future network requirements;

•	Product performance and quality;

•	Design and engineering capabilities;

•	Compliance with industry standards;

•	Time to market;

•	System cost; and

•	Customer support.

We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

As a result of these factors, these competitors may be more successful than we are. In addition, we anticipate additional competitors will enter the market for products based on 3G or other advanced high-speed data standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

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

A small number of customers account for substantially all of our revenues and the loss of any of these customers could hurt our results and cause our stock price to decline. Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. The effect of these risks on our operating results is compounded by our lengthy sales cycle. In 2003, sales to three customers accounted for 85.3% of our total revenue. In 2002 sales to five customers accounted for 81.8% and in 2001 sales to four customers accounted for 57.8% of total revenue.

The chart below shows the breakout by fiscal year of the concentration of revenue:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
TECORE Wireless Systems	42.7%	49.0%	14.1%
U.S. Government	28.5%	—	—
Hafatel/Guam Wireless	14.1%	4.7%	—
Big Five OEM	3.3%	—	—
MBO Cross	3.1%	4.7%	16.6%
COMTEL	1.8%	0.4%	14.0%
Telsom Mobile	1.5%	21.2%	2.5%
Pioneer	1.2%	0.8%	2.7%
Pinpoint	0.8%	0.5%	4.4%
ADAMS	0.7%	1.0%	13.1%

We have a concentrated customer base and the failure of any of our customers to pay us or to pay us on time could cause significant cash flow problems, hurt our results and cause our stock price to decline. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. These risks are also higher for us since many of our customers are start-up and small companies. Two customers accounted for 61% of our outstanding accounts and notes receivable as of December 31, 2003, with one customer, TECORE, representing 39%. We are also dependent upon TECORE for additional Senior Debt funding. Two customers accounted for 71% of our combined outstanding accounts and notes receivable as of December 31, 2002. Two customers represented 73% of our combined outstanding accounts and notes receivable as of December 31, 2001. In the past we have incurred bad debt charges and we may be required to do so in the future. The failure of any of our customers to pay us, or to pay us on time, causes significant cash flow problems, hurts our results and could cause our stock price to decline.

Intense price performance competition for mobile switch centers will reduce sales opportunities in North American markets. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels targeting our traditional customer base resulting in intense price performance competition. This competition has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small/medium sized PCS operators in North America. We are executing a significant cost reduction program for our products and we have programs in place to enhance the MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. If we are unable to overcome the current competitive pressures facing us in connection with our traditional target market of small to medium operators for cost effective coverage solutions, we may be unable to compete against our larger competitors for future sales to small and medium sized PCS operators in North America.

If we continue to expand into international markets, we will become subject to additional business risks. We began marketing and selling our products internationally in Africa, the Middle East, Asia and Latin America both through OEM resellers and our direct sales staff. Our business plan contemplates that a majority of our sales over the next several years will be in international markets. Our revenues from direct sales to international customers as a percentage of total revenues were 1.7% in fiscal 2003, 29.1% in fiscal 2002 and 19.2% in fiscal 2001. Our revenues from OEM international sales were 14.1%, 49.0%, and 39.8% for the years ended December 31, 2001, 2002 and 2003, respectively. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments.

Our international operations could be adversely affected by a variety of uncontrollable and changing risks and uncertainties, including:

•	Difficulties and costs associated with obtaining foreign regulatory approval for our products;

•	Unexpected changes in regulatory requirements;

•	Difficulties and costs associated with complying with a wide variety of complex foreign laws and treaties;

•	Legal uncertainties regarding, and timing delays and expenses associated with, tariffs, export licenses and other trade barriers;

•	Inadequate protection of intellectual property in foreign countries;

•	Increased difficulty in collecting delinquent or unpaid accounts;

•	Lack of suitable export financing;

•	Adverse tax consequences;

•	Dependence upon independent sales representatives and other indirect resellers who may not be as effective and reliable as our employees;

•	Difficulties and costs associated with staffing and managing international operations, overcoming cultural, linguistic and nationalistic barriers and adapting to foreign business practices;

•	Political and economic instability; and

•	Currency fluctuations, including a decrease in the value of foreign currencies relative to the U.S. dollar which could make our products less competitive against those of foreign competitors.

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

We sell products to companies in emerging markets in the Middle East and Africa. Future sales in these markets will be subject to economic, health and political risks. For the year ended December 31, 2003, our customers in the Middle East and Africa accounted for approximately 1.7% of our revenue. Sales in these regions have accounted for a greater proportion of our revenue in prior years, and may account for an increased portion of revenues again in the future. Sales in these markets pose significant additional risks, which include:

•	Potential inability to enforce contracts or take other legal action, including actions to protect intellectual property rights;

•	Difficulty in collecting revenues, obtaining letters of credit, and risks related to fluctuations in currency exchange rates, particularly if sales are denominated in the local currency rather than in U.S. dollars;

•	Changes in United States foreign trade policy towards countries in the Middle East and Africa which may restrict our ability to export products to, or make sales in, those markets and similar changes in those markets’ policy regarding the United States; and

•	Changes in government regulation affecting companies doing business in the Middle East and Africa, either through export sales or local manufacturing operations.

In the event our revenue levels from sales to the Middle East and Africa increase, we will become increasingly subject to these risks. The occurrence of any of these risks would harm our revenues or cash collections from our customers and could in turn cause our revenue, cash flow or growth to decline and harm our business and results of operations.

Sales in certain foreign countries pose unique and significant risks. A substantial portion of our product sales in 2003 were directly or indirectly made to operators in foreign countries, including countries experiencing armed conflict, civil unrest and instability, reports of terrorist activities, and anti-American sentiment and activities. Conditions in these countries present unique and significant risks. Actions by foreign governments or hostile forces could result in harm to our personnel or our customers’ personnel, or the loss of customers and prospective customers and could materially adversely affect our business.

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

Our market opportunity could be significantly diminished in the event that GSM or any subsequent GSM-based standards do not continue to be or are not widely adopted. Our current products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA, and time division multiple access, or TDMA. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, our market opportunity could be significantly limited, which would seriously harm our business.

Because some of our key components come from a single source, or require long lead times, we could experience unexpected interruptions, which could cause our operating results to suffer. A number of our suppliers are sole sources for key components for our products. These key components are complex, difficult to manufacture and require long lead times. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from other suppliers. Supply interruptions could delay product shipments, causing our revenues and operating results to decline.

If we fail to accurately estimate product demand, we may incur expenses for excess inventory or be unable to meet customer requirements. Our customers typically give us firm purchase orders with short lead times before requested shipment. However, our contract manufacturer requires commitments from us so that it can allocate capacity and be assured of having adequate components and supplies from third parties. Failure to accurately estimate product demand could cause us to incur expenses related to excess inventory or prevent us from meeting customer requirements. In addition, our products are constantly evolving requiring new assemblies and components. If we fail to accurately estimate product demand, some inventory could be designed out resulting in excess inventory.

Our reliance on a limited number of suppliers could lead to delays, additional costs, problems with our customers and loss of revenue. A reduction or interruption in component supply or a significant increase in component prices could have a material adverse effect on our business or profitability. Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We plan to continue utilizing only one or a small number of suppliers for each of the components of our base station systems. We have no long-term contracts or arrangements with any of our suppliers that guarantee product availability or the continuation of particular payment or credit terms. If, for any reason, a supplier fails to meet our quality and quantity requirements or stops selling products to us at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product image problems. We have experienced component shortages in the past, including components for our integrated circuit products, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may continue to encounter these problems in the future. Any of these problems could damage relationships with current or prospective customers, which could seriously harm our operating results in a given period and impair our ability to generate future sales

From time to time, we must replace some of the components of our products when the supplier of that component is discontinuing production. While we generally do not maintain an inventory of components, sometimes we do purchase an inventory of these discontinued components so that we can maintain production while finding new suppliers or developing substitute components ourselves. We face the risk that we may deplete that inventory before finding an adequate substitute, and that could cause the loss of significant sales opportunities. Alternatively, we could purchase too many of the components and may be left with excess inventory on our hands. We generally do not maintain an inventory of finished goods and many components have long lead times, with some taking 12 to 16 weeks from the time of entry of the order to delivery. We cannot guarantee that alternative sources of supply can be arranged on short notice or that components will be available from alternative sources on satisfactory terms.

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

If we lose key personnel or are unable to hire additional qualified personnel, we may not be able to operate our business successfully. Our future success largely depends on our ability to attract and retain highly skilled hardware and software engineers, particularly call processing engineers and digital signal processing engineers. If we cannot continue to attract and retain quality personnel, that failure would significantly limit our ability to compete and to grow our business. Our success also depends upon the continuing contributions of our key management, research, product development, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. Except for an employment and severance agreement we have with Glenn Ehley, our CEO and President, and a noncompetition agreement that we have with Terry Williams, our CTO, we do not have employment or noncompetition agreements with any of our key officers. We also do not have key man life insurance policies covering any of our employees. See Part I, Employees for a discussion of potential impediments to retention of key personnel.

If we fail to manage our operations efficiently, our business and prospects could be seriously harmed. The need to develop and offer our products and implement our business plan in a difficult market will significantly challenge our planning and management capabilities. We may not be able to implement management information and control systems in an efficient and timely manner. If we are unable to manage our operations efficiently, our business and prospects could be seriously harmed. To manage our operations and personnel, we will need to:

•	Improve financial and operational controls, as well as our reporting systems and procedures;

•	Install new management information systems; and

•	Train, motivate and manage our sales and marketing, engineering, technical, finance and customer support employees.

The Sarbanes/Oxley Act of 2002 requires companies such as AirNet that are not expedited filers, to comply with more stringent internal control system and monitoring requirements beginning in 2005. This will require that we have a complete internal control system in place by the start of fiscal year 2005. Compliance with this new requirement may place an expensive burden and significant time constraint on these companies with limited resources.

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

Issue stock that would dilute our current stockholders’ percentage ownership;

•	Incur debt, or

•	Assume liabilities.

•	These purchases also involve numerous risks, including:

•	Problems combining the purchased operations, technologies or products;

•	Unanticipated costs;

•	Diversion of management’s attention from our core business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering markets in which we have no or limited prior experience; and

•	Potential loss of key employees of purchased organizations.

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

Directors’ and officers’ insurance may be difficult or cost prohibitive to obtain. Our current directors’ and officers’ insurance policy was difficult and expensive to obtain. The policy will expire on December 6, 2004. It may be difficult and/or expensive to secure a replacement policy. If we are unable to renew or secure a replacement policy, we could lose our officers and directors and it will be extremely difficult to recruit qualified replacements for our management team and board of directors, which would have a material adverse affect on our business.

Control by our existing stockholders could discourage the potential acquisition of our business. As of February 3, 2004, 5% or greater stockholders and their affiliates owned 32.4 million shares of our common stock or approximately 66.6% of our outstanding shares of common stock. In addition, two of these stockholders, TECORE and SCP Private Equity Partners II, L.P. (“SCP II”), hold the rights to acquire another 97.9 million shares of common stock upon conversion or exercise of other securities. Acting together, these stockholders would be able to control all matters requiring approval by stockholders, including the election of directors. Moreover, since the sale of the secured convertible notes with TECORE and SCP II, the combined interests of these two investors constitute a controlling interest in the Company, with TECORE holding a majority of the outstanding shares on a fully diluted basis (assuming conversion of TECORE’s Note). This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Some of our larger investors may attempt to sell their common stock, which may depress the market price of our securities. Mellon Ventures, SCP Private Equity Partners, LP, its affiliate SCP II, TECORE and Harris Corporation each beneficially hold more than 5% of the Company’s common stock. SCP Private Equity Partners, which at February 20, 2004 held 4,672,176 shares of common stock, has indicated that it would like to sell its common stock due to the winding down of its fund. Other large investors may elect to sell at the same or proximate times. If any one of these investors sells their common shares, the number of buyers in the market may not support the shares being sold and the market price of our shares could drop. The effect of these sales could be further accelerated in the event the Company is not able to maintain its Nasdaq National Market listing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that mature within 24 months. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our balance sheet as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003 and the report of Deloitte & Touche LLP, Independent Auditors (which report expresses an unqualified opinion and includes an explanatory paragraph) related to substantial doubt as to the Company’s ability to continue as a going concern is included in this Annual Report on Form 10-K beginning on page F-1.

SELECTED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly financial data for the four quarters in 2002 and 2003 and such information expressed as a percentage of our net revenues. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information for the quarters presented.

	QUARTER ENDED
(IN THOUSANDS)	MAR. 31 2002	JUN. 30 2002	SEP. 30 2002	DEC. 31 2002	MAR. 31 2003		JUN. 30 2003		SEP. 30 2003	DEC. 31 2003
Net revenues	$6,510	$7,210	$7,305	$2,001	$1,795		$4,440		$4,461	$5,089
Cost of revenues	4,564	5,419	5,457	1,975	1,429		3,311		3,072	3,332
Write down of obsolete and excess inventory	—	—	—	145	—		196		11	177

Gross Profit (loss)	1,946	1,791	1,848	(119)	366		933		1,378	1,580
OPERATING EXPENSES (GAINS):
Research and development	3,432	3,210	3,046	2,856	2,527		2,062		2,170	2,449
Sales and marketing	1,512	1,450	1,391	1,079	819		536		514	715
General and administrative	1,280	1,308	912	(461)	993		815		1,862	2,735
Gain on vendor settlements	—	(30)	(674)	—	—		—		—	—

Total operating expenses	6,224	5,938	4,675	3,474	4,339		3,413		4,546	5,899
Other income (expense), net	128	66	159	44	(23)		(46)		(9,141)	(1,283)

Net loss	(4,150)	(4,081)	(2,668)	(3,549)	(3,996)		(2,526)		(12,309)	(5,602)
Accretion of discount—redeemable preferred stock	(456)	(483)	(511)	(6,045)	—		—		—	—
Accretion of cumulative dividends on preferred stock	(600)	(600)	(600)	(600)	(600)		(600)		—	—
Conversion charge	—	—	—	—	—		—		(7,895)	—

Net loss attributable to common stock	$(5,206)	$(5,164)	$(3,779)	$(10,194)	$(4,596)		$(3,126)		$(20,204)	$(5,602)

Net loss attributable to common stock (as adjusted for waiver of dividends)	$(5,206)	$(5,164)	$(3,779)	$(10,194)	$(3,996	)(1)	$(2,526	)(1)	$(20,204)	$(5,602)

(1)	Pursuant to the issuance of the Senior Secured Convertible notes in the Securities Purchase Agreement signed on August 13, 2003 the dividends accrued for the Series B Redeemable Convertible Preferred Stock were waived.

	QUARTER ENDED
	MAR. 31 2002	JUN. 30 2002	SEP. 30 2002	DEC. 31 2002	MAR. 31 2003	JUN. 30 2003	SEP. 30 2003	DEC. 31 2003
	(AS PERCENTAGE OF NET REVENUES)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.1%	75.2%	74.7%	98.7%	79.6%	74.6%	68.9%	65.5%
Write down of obsolete and excess inventory	—	—	—	7.2%	—	4.4%	0.3%	3.5%

Gross Profit (loss)	29.9%	24.8%	25.3%	(5.9)%	20.4%	21.0%	30.8%	31.0%
Operating expenses
Research and development	52.7%	44.4%	41.7%	142.7%	140.8%	46.4%	48.6%	48.1%
Sales and marketing	23.3%	20.2%	19.0%	53.9%	45.7%	12.1%	11.5%	14.0%
General and administrative	19.7%	18.1%	12.5%	(23.0)%	55.3%	18.4%	41.7%	53.7%
Gain on vendor settlements	—	(0.4)%	(9.2)%	—	—	—	—	—

Total operating expenses.	95.7%	82.3%	64.0%	173.6%	241.8%	76.9%	101.8%	115.8%
Other income (expense), net	2.0%	0.9%	2.2%	2.2%	(1.3)%	(1.0)%	(204.9)%	(25.2)%

Net loss	(63.8)%	(56.6)%	(36.5)%	(177.3)%	(222.7)%	(56.9)%	(275.9)%	(110.0)%
Accretion of discount—redeemable preferred stock	(7.0)%	(6.7)%	(7.0)%	(302.1)%	—	—	—	—
Dividends on preferred stock	(9.2)%	(8.3)%	(8.2)%	(30.0)%	(33.4)%	(13.5)%	—	—
Conversion charge	—	—	—	—	—	—	(177.0)%	—

Net loss attributable to common stock	(80.0)%	(71.6)%	(51.7)%	(509.4)%	(256.1)%	(70.4)%	(452.9)%	(110.0)%

Net loss attributable to common stock (as adjusted for waiver of dividends)	(80.0)%	(71.6)%	(51.7)%	(509.4)%	(222.7)%	(56.9)%	(452.9)%	(110.0)%

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

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

NAME	AGE	POSITION
Glenn A. Ehley	41	President, Chief Executive Officer and Director
James W. Brown	52	Chairman
Darrell Lance Maynard	50	Director
George M. Calhoun	51	Director
Gerald Y. Hattori	52	Director
Jay J. Salkini	40	Director
Christopher J. Doherty	47	Director
Shiblie O. Shiblie	42	Director
Hans F. Morris	30	Director
Munzer Kayyem	40	Director
Joseph F. Gerrity	51	Vice President of Finance, Chief Financial Officer and Treasurer
Stuart P. Dawley	40	Vice President, General Counsel, Investor Relations Officer and Secretary
Timothy J. Mahar.	56	Vice President of Worldwide Sales
Thomas R. Schmutz	41	Vice President of Engineering
Bennet Wong	43	Vice President, Technical Sales and Business Development
Patricio X. Muirragui	54	Vice President, Customer Care
Terry L. Williams	42	Chief Technical Officer

The composition of the Board of Directors and the Committees of the Board are listed in the chart below.

		Independent per Audit Committee Requirements	Committees				Financial Expert	Senior Debtholders Reps	Company Rep
Name	Independent		Audit	Compensation	Nominating	Litigation
Glenn A. Ehley									X
James W. Brown	X			X				X
Darrell Lance Maynard	X	X	X	X	X	X
George M. Calhoun	X	X	X		X	X
Gerald Y. Hattori	X	X	X	X	X	X	X
Jay J. Salkini								X
Christopher J. Doherty	X							X
Shiblie O. Shiblie								X
Hans F. Morris								X
Munzer Kayyem								X

The Board of Directors and management believe that we meet the current requirements of the Sarbanes-Oxley Act and the Nasdaq Stock Market for both the required independent directors and the requirement for a financial expert. Effective with our 2004 Annual Meeting, Nasdaq requires that the majority of our Board members must be independent. Currently we do not meet this requirement. The Board of Directors has determined that Mr. Hattori qualifies as an “audit committee financial expert” within the meaning of the applicable SEC rules, and that he meets the applicable independence standards relating to audit committee members.

Mr. Gerald Hattori is the President and Founder of Evolution Management, Inc., a business advisory and strategic planning consulting firm that provides operational expertise to startup and high emerging growth companies. Prior to starting Evolution Management, Inc. Mr. Hattori held the position of Vice President of Finance, Chief Financial Officer, Treasurer & Secretary at AirNet Communications from March 1999 through July 2000, which included the time of the Company’s initial public offering in December 1999. Prior to joining AirNet, Mr. Hattori held the position of Vice President of Finance & Chief Financial Officer & Treasurer at Nexar Technologies, Inc. where he successfully brought this high technology startup to its Initial Public Offering (IPO) in April 1997, two years from its beginning. Nexar was a manufacturer of fully upgradeable personal computers utilizing an unconventional patented technology with industry standard components. In addition, to Mr. Hattori’s primary responsibilities for the company’s finance and administration, he was heavily involved with the company’s manufacturing operations located in the Silicon Valley. He was involved in establishing the appropriate internal control procedures and planning techniques. Prior to Nexar, Mr. Hattori was the Corporate Controller of Sipex Corporation, an analog semiconductor manufacturer. He was a very key individual in taking Sipex Corporation through its IPO in April 1996 and subsequent follow-on offering in November 1996. He was also involved in the acquisitions of several businesses which gave the company the ability to change its customer direction from being a predominantly government military contractor to a viable supplier of semiconductors for commercial applications. As the Corporate Controller, he was responsible for the worldwide financial and accounting operations of the company. Mr. Hattori started his career with Sanders, a Lockheed Martin Company in 1974. Mr. Hattori holds a Masters in Business Administration (MBA) from New Hampshire College and a Bachelors of Science degree in Business Administration/Accounting from Merrimack College.

We have not yet completed adoption of a “code of ethics”, as such term is used in applicable SEC regulations, for our senior executive, financial and accounting executives as of December 31, 2003. Nasdaq listing rules will require us to adopt a code of conduct applicable to all directors, officers and employees by May 4, 2004, and to make the code, together with any amendments and waivers, available to the public. We are in the process of preparing a code of conduct that addresses these requirements, and we will make it available to the public when it is completed.

Officer and Board of Director Biographies

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

Gerald Y. Hattori has served as a director of the Company since April 2003. Since July 2000, Mr. Hattori has served as President of Evolution Management Inc., a business advisory and strategic planning consulting firm. Mr. Hattori served as Vice President of Finance and Chief Financial Officer of the Company from March 1999 until July 2000 and as Treasurer and Secretary from September 1999 until July 2000. Prior to joining the Company, from October 1996 until March 1999 Mr. Hattori was Vice President of Finance, Chief Financial Officer and Treasurer of Nexar Technologies, Inc., a manufacturer of personal computers, which filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in December 1998. Mr. Hattori holds an M.B.A. from New Hampshire College and a B.S. degree in Business Administration/Accounting from Merrimack College. Mr. Hattori serves on the Audit Committee of the Board as an “audit committee financial expert”.

Jay J. Salkini has served as a director of the Company since August 2003. Mr. Salkini is the founder of TECORE and has served as its President and Chief Executive Officer since December 1991. Prior to founding TECORE, Mr. Salkini was with Nortel/BNR and Siemens in the engineering organizations involved in the development of wireless and switching systems. Mr. Salkini earned his BSEE and Masters in Computer Engineering from Florida Atlantic University.

Christopher J. Doherty has served as a director of the Company since August 2003. Mr. Doherty is a principal of SCP Private Equity Partners II, L.P. From 1994 to 1997, Mr. Doherty was a partner with the Washington, D.C. law firm of Fox, Bennett & Turner. Mr. Doherty has also served as Trustee of the $2 billion Montgomery County Employee Retirement System (1996-2002), Deputy Treasurer of the Commonwealth of Massachusetts (1991-1994), Special Assistant Attorney General of Massachusetts (1991-1993), Counsel to the United State Senate Committee on Labor and Human Resources (1986-1989) and Deputy Staff Director to Senator Edward M. Kennedy (1981-1986). Mr. Doherty currently serves on the Board of Directors and Investment Committee of the Suburban Hospital Healthcare System. He also sits on the Board of Directors of the Potomac Asset Management Company. Mr. Doherty received his B.A. in Government from Harvard College and his J.D. from Georgetown University Law Center.

Shiblie O. Shiblie has served as a director for the Company since August 2003. Mr. Shiblie has served as the Chief Operating Officer of TECORE since July 2002 and from June 2000 until July 2002 served as Vice President of Business Development. Prior to joining TECORE, Mr. Shiblie served as Director of Marketing for Ericsson, Vice President of Systems and Products at LCC International and served in several positions at DAI and Comsys in the engineering organizations. Mr. Shiblie earned his BSEE from the University of Maryland.

Hans F. Morris has served as a director for the Company since August 2003. Mr. Morris has served as Controller of TECORE since joining the company in September 2002. Prior to joining TECORE, Mr. Morris served as a financial analyst and consultant to Corvis Corporation, Assistant Controller at PPG’s Stone Industrial Division and as controller of MSI, Inc. Mr. Morris earned his B.S. in Finance from Towson University.

Munzer Kayyem has served as a director for the Company since January 2004. Mr. Kayyem has served as General Manager of TECORE Wireless Systems MEA, FZ LLC in Dubai, United Arab Emirates since July 2002. From February 2001 until July 2002, Mr. Kayyem served as the Business Development Manager and a trainer for American Life Insurance Company in the Gulf region, the United Arab Emirates, Qatar and Bahrain, where he was responsible for development and training. From January 1996 until January 2000, Mr. Kayyem served as the Business Development Manager for National (Aldwalya) Glass and Mirror Company in Syria. Mr. Kayyem earned his bachelors degree in Business Administration from the University of Nebraska.

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

Timothy J. Mahar has served as Vice President of Worldwide Sales since August 2001. Prior to that, he served as Vice President of Marketing and Business Development from February 2000 to August 2001. Prior to joining the Company, Mr. Mahar served in several sales and marketing management positions at Siemens Information and Communications Networks since 1992. From October 1998 to February 2000 he served as Vice President of Sales and Business Development and from October 1997 to October 1998 as Vice President of Business Solutions. Mr. Mahar holds an M.S. in Electrical Engineering and a B.S. in Computer Engineering from the University of Wisconsin—Milwaukee.

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

Patricio X. Muirragui has served as Vice President of Customer Care since June 2003 and prior to that as Vice President of Quality since January 2001. Prior to January 2001, for more than 24 years Mr. Muirragui held several positions with Siemens Information and Communications Networks, most recently as Director of Quality. Prior to joining Siemens in 1976, Mr. Muirragui held various positions, as a Member of the Technical Staff, at Bell Telephone Laboratories. Mr. Muirragui holds a BSEE from Purdue University and a MSEE from the University of California, Berkeley.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of copies of reports filed by persons (“reporting persons”) required to file such reports pursuant to Section 16(a) of the Exchange Act, we believe that all filings required to be made by reporting persons with respect to the year ended December 31, 2003 were timely made in accordance with the requirements of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation awarded to, earned by, or paid to (i) our Chief Executive Officer, and (ii) the four other highest compensated executive officers who were serving as executive officers at December 31, 2003, (collectively, the “named executive officers”) for services rendered in all capacities with respect to the fiscal years ended December 31, 2001, 2002 and 2003:

	ANNUAL COMPENSATION						LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($) (5)		OTHER ANNUAL COMPENSATION ($)		SECURITIES UNDERLYING OPTIONS (#) (1)	ALL OTHER COMPENSATION ($)(4)
Glenn A. Ehley President, Chief Executive Officer and Director	2003 2002 2001	250,000 250,000 187,090	150,000 — 132,500	(6)	53,940 103,033 51,767	(2) (2) (3)	10,883,106 — 250,000	865 5,500 5,100

Thomas R. Schmutz Vice President of Engineering	2003 2002 2001	182,246 182,246 156,641	— 29,909 41,051		— — —		550,000 — 50,000	631 5,500 5,100

Joseph F. Gerrity Chief Financial Officer	2003 2002 2001	178,750 178,750 140,395	— — 26,462		— — —		550,000 — 42,933	1,419 5,363 5,006

Stuart P. Dawley Vice President, General Counsel, and Secretary	2003 2002 2001	174,000 174,000 153,923	— — 23,237		— — —		550,000 — 50,000	602 5,220 5,100

Terry L. Williams Chief Technical Officer	2003 2002 2001	164,814 164,814 141,657	2,210 3,060 45,875		— — —		550,000 — 50,000	571 5,036 5,100

(1)	Figures in this column show the number of options to purchase shares of our common stock that were granted during the respective fiscal year, notwithstanding the fact that the options may have been granted for services performed in a prior fiscal year. We did not grant any restricted stock awards or stock appreciation rights to any of the named executive officers during the years shown.
(2)	Represents performance-based sales bonuses, premiums paid for life insurance policy, and legal fees paid for personal representation.
(3)	Represents performance-based sales bonuses.
(4)	Represents a matching contribution to a defined contribution plan.
(5)	Includes patent awards.
(6)	This bonus payment is detailed in Note 10 to the financial statements.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options to the named executive officers during the fiscal year ended December 31, 2003:

NAME	SECURITIES UNDERLYING OPTION/SARS GRANTED (#)	% OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR 2003	EXERCISE OR BASE PRICE ($/SH)	MARKET PRICE ON DAY OF GRANT ($/SH)	EXPIRATION DATE	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM(1)
						0% ($)(2)	5% ($)(2)	10% ($)(2)
Glenn A. Ehley	10,883,106	53.40%	$0.01	$0.91	08/13/2013	$9,794,795	$12,639,816	$16,131,964
Thomas R. Schmutz	550,000	2.70%	$0.01	$1.02	09/05/2013	$555,500	$708,974	$904,851
Joseph F. Gerrity	550,000	2.70%	$0.01	$1.02	09/05/2013	$555,500	$708,974	$904,851
Stuart P. Dawley	550,000	2.70%	$0.01	$1.02	09/05/2013	$555,500	$708,974	$904,851
Terry L. Williams	550,000	2.70%	$0.01	$1.02	09/05/2013	$555,500	$708,974	$904,851

(1)	Options vest in two installments over a two-year period. The options in this table expire ten years after grant.
(2)	These columns show the hypothetical value of the options granted at the end of the option terms if the price of our common stock were to appreciate annually by 0%, 5%, and 10%, respectively, based on the grant date value of our common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding stock option exercises by the named executive officers during the fiscal year ended December 31, 2003, and stock options held by the named executive officers at December 31, 2003:

	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NO. OF SECURITIES UNDERLYING UNEXERCISED OPTIONS HELD AT FISCAL YEAR-END		VALUE OF UNEXERCISED, IN-THE-MONEY OPTIONS AT FISCAL YEAR-END(1)
NAME			EXERCISABLE (#)	UNEXERCISABLE (#)	EXERCISABLE ($)	UNEXERCISABLE ($)
Glenn A. Ehley	—	$—	300,324	10,908,106	$120,130	$9,162,809
Thomas R. Schmutz	—	$—	75,136	557,500	$30,054	$468,300
Joseph F. Gerrity	—	$—	54,859	552,716	$21,944	$464,281
Stuart P. Dawley	—	$—	51,000	557,500	$20,400	$468,300
Terry L. Williams	—	$—	56,300	555,000	$22,520	$466,200

(1)	Calculated by determining the difference between the exercise price of the options and $0.85, the closing price of our common stock on December 31, 2003.

COMPENSATION OF DIRECTORS

We modified our policy on the compensation of directors retroactive to January 1, 2002. We compensate all outside, independent directors (those not affiliated with a significant investor, currently Mr. Maynard, Mr. Calhoun, and Mr. Hattori) $1,000.00 for attendance at each meeting of our Board of Directors and any committee meetings. In addition, non-employee, non-affiliated directors are entitled to receive option grants and awards under our 1999 Equity Incentive Plan. All directors will be reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees.

EMPLOYMENT AND OTHER COMPENSATORY ARRANGEMENTS

During August 2003, we entered into an amended and restated employment agreement with Glenn A. Ehley, President and Chief Executive Officer, that contains change of control and severance provisions. Should Mr. Ehley be terminated without “cause” (as defined in the employment agreement), the agreement provides for special severance (twelve months of pay) plus benefits payable in a lump sum within three days after termination and accelerated vesting of all stock options. In addition, Mr. Ehley has the right to participate in the amended and restated Acquisition Bonus Program adopted by the Board of Directors on August 13, 2003 to compensate employees in the event of a change in control of the Company. This program gives the CEO the authority to set aside a certain percentage of the net proceeds associated with an acquisition or merger constituting a change in control of the Company. The percentage varies depending on the amount of the proceeds. The CEO would then allocate this pool to employees designated by him, with the approval of the Board (which pool may include the other named executive officers above).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee consists of Messrs. Brown, Maynard and Hattori. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. Until July 2000, Mr. Hattori was the chief financial officer of the Company. Because he has not served in such capacity during the past three years, such service does not disqualify Mr. Hattori from being considered independent under the applicable Nasdaq rules. Mr. Brown is affiliated with SCP Private Equity Partners, L.P. and SCP Private Equity Partners II, L.P., each of which holds more than 5% of the outstanding and issued shares of our common stock acquired in certain financings, including the senior convertible note financing described below.

In connection with a private placement consummated on August 13, 2003 (the Private Placement), we issued $16,000,000 of our senior secured convertible notes to two investors, SCP Private Equity Partners II, L.P. (SCP II) and TECORE, Inc. (TECORE). The Private Placement was conducted under the terms of a Securities Purchase Agreement among the Company, SCP II and TECORE dated June 5, 2003. On August 13, 2003, we issued Senior Secured Convertible Notes of $4 million and $12 million to SCP II and TECORE, respectively, in exchange for payments of $4 million from each investor. The balance of $8 million for the issuance of TECORE’s Note is payable in eight quarterly installments of $1 million each. The first installment payment originally scheduled for June 2003 was paid at closing. The Notes were initially convertible at any time into shares of our common stock at an initial conversion price of $0.1081, subject to adjustment for certain future dilutive issuances of securities. The Notes also have voting rights equivalent to the number of shares into which they could be converted, at a deemed conversion price of $0.57 per share. Interest on the Notes accrues at an annual rate of 12%. Principal and accrued interest on the Notes are payable on the fourth anniversary of the closing date. In the fourth quarter of 2003 and the first quarter of 2004, the conversion price of the notes was adjusted pursuant to their terms to $0.10469347 as a result of the cashless exercise of certain warrants between August 2003 and February 2004.

In connection with the same private placement transaction, (a) the holders of our Series B Preferred Stock, including SCP II, converted all outstanding shares of such preferred stock into 19,108,281 shares of our common stock, (b) we issued to SCP 4,625,347 shares of our common stock as an inducement to convert its Series B Preferred Stock into common stock, (c) the holders of the Series B Preferred Stock waived their right to receive accumulated but unpaid dividends on the preferred stock, and (d) to cancel their warrants to purchase shares of our common stock in exchange for $500,000. SCP II committed to taking additional shares of our common stock, as discussed in (b) above, in lieu of receiving $500,000 in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the ownership of our common stock, of which 49,966,935 shares were outstanding as of February 20, 2004, by (i) persons known by us to be beneficial owners of more than 5% of its common stock, (ii) our directors, (iii) the named executive officers, and (iv) all executive officers and directors as of February 20, 2004 as a group:

	SHARES OF COMMON STOCK BENEFICIALLY OWNED(1)
	SHARES		PERCENT
TECORE, Inc. 7165 Columbia Gateway Drive Columbia, Maryland 21046	70,353,471	(2)	58.5%

SCP Private Equity Partners, LP 800 The Safeguard Building 435 Devon Park Drive Wayne, PA 19087	56,398,486	(3)	53.1%

Mellon Ventures, L.P. One Mellon Center, Room 5300 Pittsburgh, PA 15258	15,362,634	(4)	24.0%

VFC Capital, Inc. c/o Harris Corporation 1025 West NASA Boulevard Melbourne, FL 32919	2,467,593	(5)	5.1%

Tandem PCS Investments, L.P c/o Capital Communications CDPQ 1981 McGill College Avenue Montreal, Quebec H3A 3C7, Canada	645,616	(6)	1.3%

James W. Brown.	56,406,019	(7)	53.1%

Darrell Lance Maynard	20,954		*

George M. Calhoun	21,438		*

Gerald Y. Hattori	14,890		*

Jay J. Salkini	70,445,971	(8)	58.5%

Christopher J. Doherty	—		—

Shiblie O. Shiblie	6,500		*

Hans F. Morris	—		—

Munzer Kayyem	—		—

Glenn A. Ehley.	377,494	(9)	*

Thomas R. Schmutz.	97,198	(10)	*

Joseph F. Gerrity.	58,575	(11)	*

Stuart P. Dawley	60,156	(12)	*

Terry L. Williams	116,968	(13)	*

All executive officers and directors as a group (17 persons)	127,839,642	(14)	71.9%

*	Indicates less than 1%
(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares listed in the table.

(2)	As reported in the Schedule 13D (the “TECORE Schedule 13D”) filed on August 21, 2003 on behalf of TECORE, Inc. TECORE had a total of 111,008,326 of underlying shares should the entire loan of $12,000,000 be advanced to AirNet. This amount reflects the shares underlying the $7,000,000 actually loaned to AirNet as of February 20, 2004 and the accrued interest on this amount, both convertible at a conversion rate of $0.10469347 (See Note 8 to the financial statements for complete discussion of conversion rate). This results in 66,861,859 shares underlying the $7,000,000 of convertible debt outstanding and 3,491,612 of shares underlying the accrued interest as of February 20, 2004.
(3)	As reported in the Schedule 13D (the “SCP Schedule 13D”) filed August 18, 2003 on behalf of SCP Private Equity Partners II, L.P. (“SCP II”), or otherwise, of this amount 4,672,176 shares of Common Stock are held by SCP Private Equity Partners, L.P. (“SCP”) and 169,799 shares of Common Stock are held by CIP Capital L.P. (“CIP”). The shares held by SCP include 1,234,489 shares of Common Stock received upon the cashless exercise of warrants in January 2004. 10,994,774 shares of Common Stock are held directly by SCP II. In addition, at February 20, 2004, SCP II had the right to acquire 40,561,737 shares underlying the $4,000,000 loaned to AirNet in the convertible debt financing at a conversion rate of $0.10469347. This amount includes 38,206,776 shares underlying the principal outstanding and 2,354,961 shares underlying the accrued interest as of February 20, 2004.
(4)	As reported in the Schedule 13D/A filed September 4, 2003 on behalf of Mellon Ventures, L.P., (“Mellon”), or otherwise, of this amount 15,362,634 shares of Common Stock are beneficially held by Mellon.
(5)	As reported in the Schedule 13G/A filed February 10, 2004 on behalf of Harris Corporation (Harris), and VFC Capital (VFC), a wholly-owned subsidiary of Harris, of this amount 2,467,593 shares of Common Stock are beneficially held by VFC.
(6)	As reported in the Schedule 13D/A filed August 22, 2003 on behalf of Tandem PCS Investments, L.P. (“Tandem”), or otherwise, of this amount 645,616 shares of Common Stock are beneficially held by Tandem.
(7)	As reported in the Schedule 13D (the “SCP Schedule 13D”) filed August 18, 2003 on behalf of SCP Private Equity Partners II, L.P. (“SCP II”), or otherwise, of this amount 4,672,176 shares of Common Stock are held by SCP Private Equity Partners, L.P. (“SCP”) and 169,799 shares of Common Stock are held by CIP Capital L.P. (“CIP”). The shares held by SCP include 1,234,489 shares of Common Stock received upon the cashless exercise of warrants in January 2004. 10,994,774 shares of Common Stock are held directly by SCP II. In addition, at February 20, 2004, SCP II had the right to acquire 40,561,737 shares underlying the $4,000,000 loaned to AirNet in the convertible debt financing at a conversion rate of $0.10469347. This amount includes 38,206,776 shares underlying the principal outstanding and 2,354,961 shares underlying the accrued interest as of February 20, 2004. Mr. Brown is affiliated with each of SCP, SCP II and CIP. Includes an option to purchase Common Stock held by Mr. Brown exercisable immediately for 7,533 shares.
(8)	As reported on the Form 3 filed by Mr. Salkini on August 15, 2003 Mr. Salkini beneficially owned a total of 111,008,326 shares should the remaining installment payments on the convertible note financing of $12,000,000 be advanced to AirNet by TECORE. This amount reflects the shares underlying the $7,000,000 actually loaned to AirNet as of February 20, 2004 and the accrued interest on this amount, both convertible at a conversion rate of $0.10469347. This results in 66,861,859 shares underlying the $7,000,000 of convertible debt outstanding and 3,491,612 of shares underlying the accrued interest as of February 20, 2004. Mr. Salkini is affiliated with TECORE, Inc. Includes 92,500 shares of common stock beneficially held by Mr. Salkini.
(9)	Includes 52,170 shares held by Mr. Ehley and options exercisable immediately for 325,324 shares.
(10)	Includes 14,562 shares held by Mr. Schmutz and options exercisable immediately for 82,636 shares.
(11)	Includes 1,000 shares held by Mr. Gerrity and options exercisable immediately for 57,575 shares.
(12)	Includes 1,656 shares held by Mr. Dawley and options exercisable immediately for 58,500 shares.
(13)	Includes 55,668 shares held by Mr. Williams and options exercisable immediately for 61,500 shares.
(14)	The executive officers and directors of the Company as a group consist of Glenn A. Ehley, Stuart P. Dawley, Joseph F. Gerrity, Timothy J. Mahar, Patricio X. Muirragui, Thomas R. Schmutz, Terry L. Williams, Bennett Wong, James W. Brown, Darrell Lance Maynard, Dr. George M. Calhoun, Gerald Y. Hattori, Jay J. Salkini, Christopher J. Doherty, Shiblie O. Shiblie, Hans F. Morris, and Munzer Kayyem.

EQUITY COMPENSATION PLAN INFORMATION

The following table outlines the number of securities underlying options granted, and the number of securities remaining for grant, under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	22,082,182	$0.41	7,421,018
Equity compensation plans not approved by security holders	—	$—	—

Total	22,082,182	$0.41	7,421,018

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On March 16, 2001, the Company loaned Mr. Ehley $221,997 at an interest rate of 5.07% per annum secured by the pledge of the officer’s stock under an Account Control Agreement dated as of March 16, 2001 among the officer, Salomon Smith Barney Inc. and the Company. The principal represents the amount the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options to purchase 25,261 shares of common stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, was payable on March 16, 2006, the fifth anniversary of the date of the note. The note was valued at a market rate of interest

(9%) and accordingly a discount of $43,040 was recorded against the note. On September 5, 2003 Mr. Ehley repaid the full amount of the loan of $221,997 along with accrued interest of $16,590. The note, including interest was paid by Mr. Ehley in cash in the amount of $144,762 with the remainder paid from the 2002 bonus for Mr. Ehley of $93,825 net of taxes. The interest income was recognized in full during the quarter ended September 30, 2003. Consequently as of December 31, 2003 the entire principal amount and accrued interest of the note was paid in full.

In connection with a private placement consummated on August 13, 2003 (the Private Placement), we issued $16,000,000 of our senior secured convertible notes to two investors, SCP Private Equity Partners II, L.P. (SCP II) and TECORE, Inc. (TECORE). The Private Placement was conducted under the terms of a Securities Purchase Agreement among the Company, SCP II and TECORE dated June 5, 2003. On August 13, 2003, we issued Senior Secured Convertible Notes of $4 million and $12 million to SCP II and TECORE, respectively, in exchange for payments of $4 million from each investor. The balance of $8 million for the issuance of TECORE’s Note is payable in eight quarterly installments of $1 million each. The first installment payment originally scheduled for June 2003 was paid at closing. The Notes were initially convertible at any time into shares of our common stock at an initial conversion price of $0.1081, subject to adjustment for certain future dilutive issuances of securities. In the fourth quarter of 2003 and the first quarter of 2004, the conversion price of the Notes was adjusted pursuant to their terms to $0.10469347 as a result of the cashless exercise of certain warrants between August 2003 and February 2004. The Notes also have voting rights equivalent to the number of shares into which they could be converted, at a deemed conversion price of $0.57 per share. Interest on the Notes accrues at an annual rate of 12%. Principal and accrued interest on the Notes are payable on the fourth anniversary of the closing date. Mr. Brown is affiliated with SCP II and served on our Board prior to the financing. Mr. Doherty is also affiliated with SCP II and was elected to the Board in connection with the debt financing. Messrs. Salkini, Shiblie, Morris and Kayyem are affiliated with TECORE and were elected to the Board in connection with the debt financing.

In connection with the same private placement transaction, (a) the holders of our Series B Preferred Stock, including SCP II, converted all outstanding shares of such preferred stock into 19,108,281 shares of our common stock, (b) we paid $500,000 to each of Mellon and Tandem, and issued to SCP II 4,625,347 shares of our common stock, in each case as an inducement to convert its Series B Preferred Stock into common stock, (c) the holders of the Series B Preferred Stock waived their right to receive accumulated but unpaid dividends on the preferred stock, and (d) the holders of the Series B Preferred Stock agreed to cancel certain warrants to purchase shares of our common stock. SCP II committed to taking additional shares of our common stock, as discussed in (b) above, in lieu of receiving $500,000 in cash. Also in connection with the same transaction, we adjusted the exercise price of certain warrants which we had originally issued in connection with financings in June and August 1999, as required by the anti-dilution terms of those warrants. These warrants are described in more detail in Note 6 to our financial statements. As of December 31, 2003 the warrants represented the right to purchase a total of 1,904,509 shares of our common stock at $0.43 per share. SCP Private Equity Partners, L.P. was one of the holders of these warrants, and held at December 31, 2003 warrants representing the right to purchase 1,744,903 shares. In January 2004, SCP Private Equity Partners exercised these warrants in cashless exercise transaction, receiving 1,234,489 shares and surrendering the balance in payment of the exercise price based on the market price of the shares at the time. Mr. Brown is affiliated with SCP Private Equity Partners.

As noted above, Messrs. Salkini, Shiblie, Morris and Kayyem are affiliated with TECORE. During fiscal year 2003, TECORE accounted for payments to the Company that represented approximately 42.7% of our gross revenue. We anticipate that TECORE will continue to account for a significant portion of our revenue in fiscal year 2004 and possibly beyond.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent auditors, Deloitte & Touche LLP, for the audit of our annual financial statements for the years ended December 31, 2002 and December 31, 2003, and fees billed for other services rendered by Deloitte & Touche LLP during those periods:

	2002	2003
Audit fees	$248,355	$200,000
Non-audit fees:
Audit-related fees	34,609	90,603
Tax fees	20,870	30,670

Total fees paid to auditor	$303,834	$321,273

Pre-Approval of Services by the Independent Auditor

The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent auditors, Deloitte & Touche LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Deloitte & Touche. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Deloitte & Touche which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1.1(11)	Eighth Amended and Restated Certificate of Incorporation

3.1.2(12)	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation

3.2(11)	Third Amended and Restated Bylaws

4.1(1)	Specimen Certificate evidencing shares of Common Stock.

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6(5)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.6.1(11)	Amendment No. 1, dated August 13, 2003, to Rights Agreement dated January 9, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent

4.7(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $12 million, issued to TECORE

4.8(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $4 million, issued to SCP

4.9(11)	Allonge dated August 13, 2003 between the Company and TECORE

4.10(11)	Allonge dated August 13, 2003 between the Company and SCP

10.1(11)	Amended and Restated AirNet Communications Corporation 1999 Equity Incentive Plan effective August 13, 2003

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6(6)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.7(6)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.8(6)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.9(6)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10(6)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.11(7)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.12(7)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.13(9)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.14(9)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.15(9)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.16(9)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.17(9)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.18(9)	Notice of Election to Convert from Mellon Ventures, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.19(9)	Notice of Election to Convert from Tandem PCS Investments, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.20(9)	Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCs Investments, LP, SCP Private Equity Partners II, LP, Mellon Ventures, LP and Edwards & Angell, LLP, as escrow agent.

10.21(9)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, LP

10.22(9)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.23(10)	Terms sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.24(11)	First Amendment to Security Agreement dated August 13, 2003 among the Company, TECORE and SCP, amending the Security Agreement dated January 24, 2003

10.25(11)	Amended and Restated Employment Agreement, Severance and Bonus Agreement, dated August 13, 2003, between the Company and Glenn A. Ehley

10.26(11)	Non-Qualified Stock Option Agreement dated August 13, 2003 between the Company and Glenn Ehley

10.27(11)	Intercreditor and Subordination Agreement dated August 13, 2003 among the Company, Force Computers, Inc. Sanmina Corporation and Brooktrout, Inc.

10.28(11)	Amended and Restated AirNet Bonus Program dated and effective August 13, 2003

10.29(11)	Tag-Along Allocation Agreement dated August 13, 2003

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.
(2)	Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.
(5)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.
(6)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.
(10)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.
(11)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2003.
(12)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2003.

b.	Reports on Form 8-K

The Company filed a Current Reports on Form 8-K with the Securities and Exchange Commission on November 12, 2003 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET COMMUNICATIONS CORPORATION

By:	/s/ GLENN A. EHLEY
Glenn A. Ehley President and Chief Executive Officer

Date: March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2004.

/s/ GLENN A. EHLEY Glenn A. Ehley	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH F. GERRITY Joseph F. Gerrity (Principal Financial and Accounting Officer)	Vice President of Finance, Chief Financial Officer, and Treasurer

/s/ JAMES W. BROWN James W. Brown	Director

/s/ JAY J. SALKINI Jay J. Salkini	Director

/s/ GEORGE M. CALHOUN George M. Calhoun	Director

/s/ DARRELL LANCE MAYNARD Darrell Lance Maynard	Director

/s/ GERALD Y. HATTORI Gerald Y. Hattori	Director

/s/ CHRISTOPHER J. DOHERTY Christopher J. Doherty	Director

/s/ SHIBLIE O. SHIBLIE Shiblie O. Shiblie	Director

/s/ HANS F. MORRIS Hans F. Morris	Director

/s/ MUNZER KAYYEM Munzer Kayyem	Director

AIRNET COMMUNICATIONS CORPORATION

INDEPENDENT AUDITORS’ REPORT

Board of Directors

AirNet Communications Corporation

We have audited the accompanying balance sheets of AirNet Communications Corporation (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 5, 2004

AIRNET COMMUNICATIONS CORPORATION

BALANCE SHEETS

	As of December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,060,471	$3,205,478
Accounts receivable—net of allowance for doubtful accounts of $275,000 and $1,200,000 in 2003 and 2002, respectively	3,849,016	569,348
Inventories	11,687,150	14,459,025
Notes receivable	256,564	923,266
Other	1,261,537	1,062,553

TOTAL CURRENT ASSETS	22,114,738	20,219,670

PROPERTY AND EQUIPMENT
Test equipment and other	13,230,872	12,951,197
Computer equipment	5,874,474	5,864,391
Software	3,459,335	3,425,461
Office equipment, furniture, and fixtures	654,802	644,320
Leasehold improvements	918,700	937,398

	24,138,183	23,822,767
Accumulated depreciation	(18,584,993)	(15,663,247)

PROPERTY AND EQUIPMENT, NET	5,553,190	8,159,520

OTHER ASSETS
Long-term notes receivable, less current portion	—	277,856
Other long-term assets	2,388,781	2,172,998

TOTAL OTHER ASSETS	2,388,781	2,450,854

TOTAL ASSETS	$30,056,709	$30,830,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,622,159	$2,801,144
Accrued payroll and other expenses	3,459,068	3,597,109
Current portion of capital lease obligations	65,255	53,291
Customer deposits	2,080,767	101,296
Deferred revenues	574,374	1,402,851

TOTAL CURRENT LIABILITIES	8,801,623	7,955,691

LONG-TERM LIABILITIES
Long-term debt	10,000,000	—
Long-term accounts payable	69,327	800,496
Capital lease obligations less current portion	4,540	15,998
Other long-term liabilities	617,253	20,569

TOTAL LONG-TERM LIABILITIES	10,691,120	837,063

TOTAL LIABILITIES	19,492,743	8,792,754

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Convertible preferred stock (liquidation value of $60,000,000 plus accrued dividends)	—	27,338,319
Common Shares, $.001 par value, 400,000,000 shares authorized, 48,680,789 and 23,851,177 issued and outstanding at December 31, 2003 and December 31, 2002, respectively,	48,681	23,851
Additional paid in capital	269,183,960	213,519,692
Accumulated deficit	(242,919,809)	(218,486,666)
Deferred stock-based compensation	(15,643,836)	(73,919)
Notes receivable—former officer	(105,030)	(283,987)

TOTAL STOCKHOLDERS’ EQUITY	10,563,996	22,037,290

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,056,709	$30,830,044

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	For the year ended December 31,
	2003	2002	2001
NET REVENUES	$15,784,906	$23,026,082	$14,544,223
COST OF REVENUES	11,144,359	17,415,422	16,717,053
WRITE-DOWN OF EXCESS AND OBSOLETE INVENTORY	384,444	144,700	8,758,659

Gross profit (loss)	4,256,103	5,465,960	(10,931,489)

OPERATING EXPENSES *
Research and development	9,207,621	12,543,815	25,563,216
Sales and marketing	2,583,523	5,432,134	11,935,772
General and administrative	6,405,539	3,039,470	11,645,649
Gain on vendor settlement	—	(703,618)	(1,921,605)

Total costs and expenses	18,196,683	20,311,801	47,223,032

LOSS FROM OPERATIONS	(13,940,580)	(14,845,841)	(58,154,521)

OTHER (EXPENSE) INCOME
Interest income	119,836	443,079	848,873
Non-cash debt conversion interest charge	(10,000,000)	—	—
Interest charged on convertible debt	(576,718)	—	—
Other interest expense	(39,792)	(11,162)	(81,721)
Loss on disposal of fixed assets	(205)	(1,660)	(199,565)
Other, net	4,316	(32,546)	(24,708)

TOTAL OTHER (EXPENSE) INCOME	(10,492,563)	397,711	542,879

NET LOSS	(24,433,143)	(14,448,130)	(57,611,642)

ACCRETION OF DISCOUNT—SERIES B REDEEMABLE PREFERRED STOCK	—	(7,494,788)	(1,036,025)
CUMULATIVE PREFERRED DIVIDENDS	—	(2,400,000)	(1,500,000)
CONVERSION INDUCEMENT (NON-CASH)	(7,895,254)	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(32,328,397)	$(24,342,918)	$(60,147,667)

WEIGHTED AVERAGE SHARES OUTSTANDING—USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	33,304,579	23,822,913	23,783,637

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS—BASIC AND DILUTED	$(0.97)	$(1.02)	$(2.53)

*	Operating expenses include non-cash stock compensation expenses of $3,628,081, $248,496, and $158,858 for the years ended December 31, 2003, 2002, and 2001, respectively.

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Preferred Stocks		Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Note Receivable- Officer and Former Officer	Total
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 31, 2000	—	$—	23,764,845	$23,765	$211,739,682	$(146,426,894)	$(1,000,719)	$(112,660)	$64,223,174
Warrants / conversion features series B preferred stock	—		—	—	14,273,884	—	—	—	14,273,884
Exercise of common stock options	—	—	25,020	25	39,171	—	—	—	39,196
Forfeiture of common stock options	—	—	—	—	(487,107)	—	487,107	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	158,858	—	158,858
Amortization of issuance costs and discounts	—	—	—	—	(1,036,025)	—	—	—	(1,036,025)
Note Receivable from officer	—	—	—	—	—	—	—	(178,957)	(178,957)
Preferred dividends					(1,500,000)	—			(1,500,000)
Net loss	—	—	—	—	—	(57,611,642)			(57,611,642)

BALANCE DECEMBER 31, 2001	—	—	23,789,865	23,790	223,029,605	(204,038,536)	(354,754)	(291,617)	18,368,488
Exercise of common stock options	—	—	61,312	61	17,214	—	—	—	17,275
Forfeiture of common stock options	—	—	—	—	(32,339)	—	32,339	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	248,496	—	248,496
Accretion of issuance costs and discounts	—	—	—	—	(1,630,938)	—	—	—	(1,630,938)
Accretion of remaining beneficial discount	—	—	—	—	(5,863,850)	—	—	—	(5,863,850)
Note Receivable from officer	—	—	—	—	—	—	—	7,630	7,630
Recharacterization of redeemable preferred stock	955,414	25,338,319							25,338,319
Accretion of preferred dividends		2,000,000			(2,000,000)	—			—
Net loss	—	—	—	—	—	(14,448,130)			(14,448,130)

BALANCE DECEMBER 31, 2002	955,414	27,338,319	23,851,177	23,851	213,519,692	(218,486,666)	(73,919)	(283,987)	22,037,290
Conversion of Series B Preferred	(955,414)	(27,338,319)	19,108,281	19,108	27,319,211				—
Inducement to convert Series B			4,625,347	4,625	(1,004,625)				(1,000,000)
Conversion interest charge					10,000,000				10,000,000
Exercise of common stock options	—	—	232,197	233	104,257	—	—	—	104,490
Exercise of warrants	—	—	863,787	864	(864)	—	—	—	—
Deferred stock based compensation	—	—	—	—	19,246,289	—	(19,246,289)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	3,676,372	—	3,676,372
Note receivable from officer	—	—	—	—	—	—	—	178,957	178,957
Net loss	—	—	—	—	—	(24,433,143)	—	—	(24,433,143)

BALANCE DECEMBER 31, 2003	—	$—	48,680,789	$48,681	$269,183,960	$(242,919,809)	$(15,643,836)	$(105,030)	$10,563,966

See notes to financial statements

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	For the year ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(24,433,143)	$(14,448,130)	$(57,611,642)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of assets	2,955,499	3,374,563	3,798,285
Amortization of deferred stock-based compensation	3,676,372	248,496	158,858
(Recovery of) provision for losses on accounts and notes receivable	(325,000)	(1,545,416)	5,677,249
Loss on disposal of fixed assets	205	1,660	199,565
Write down for inventory obsolescence	384,444	144,700	8,758,659
Gain on vendor settlements	—	(703,618)	(1,921,605)
Debt conversion interest charge	10,000,000	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,010,110)	7,562,625	4,739,951
Inventories	2,339,833	7,267,369	2,139,251
Other current assets	(506,304)	817,092	(851,309)
Other long-term assets	91,535	(35,621)	(1,541,246)
Accounts payable	(910,154)	(2,940,635)	(4,030,086)
Accrued payroll, other expenses, and other liabilities	(181,081)	801,061	(2,159,044)
Customer deposits	1,979,471	(446,649)	(1,010,312)
Deferred revenue	(828,477)	(1,234,852)	(4,523,643)
Other liabilities	596,685	—	—

Total adjustments	17,262,918	13,310,775	9,434,573

NET CASH USED IN OPERATING ACTIVITIES	(7,170,225)	(1,137,355)	(48,177,069)

INVESTING ACTIVITIES
Cash paid for acquisition of capital assets	(217,803)	(217,137)	(3,311,810)
Proceeds from the disposal of fixed assets	—	179,262	162,641

NET CASH USED IN INVESTING ACTIVITIES	(217,803)	(37,875)	(3,149,169)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	10,000,000	—	—
Net proceeds from issuance of preferred and common stocks	104,490	17,275	29,663,627
Payment to Series B investors	(1,000,000)	—	—
Notes receivable issued to officers	—	—	(1,217,130)
Payments on notes receivable issued to officers	221,997	7,630	—
Principal payments on capital lease obligations	(83,466)	(345,843)	(1,286,096)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,243,021	(320,938)	27,160,401

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,854,993	(1,496,168)	(24,165,837)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,205,478	4,701,646	28,867,483

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,060,471	$3,205,478	$4,701,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$39,792	$11,162	$81,721
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations	$83,630	$37,034	$682,785
Issuance of warrants in connection with redeemable convertible preferred stock	$—	$—	$14,273,884
Reclass of accounts payable to long-term accounts payable	$69,327	$800,496	$2,021,561

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

1. NATURE OF OPERATIONS, BUSINESS OPERATIONS AND GOING CONCERN

Nature of Operations—AirNet Communications Corporation (the Company or AirNet) is engaged in the design, development, manufacture, and installation of broadband, software-defined base stations, base station controllers, and related wireless infrastructure components for wireless telecommunications in the Global Systems for Mobile Communications (GSM) market. This product and service line represents the Company’s one reportable segment as defined by FASB Statement of Financial Accounting Standards Statement 131, Disclosures about Segments of an Enterprise and Related Information. The Company was founded in 1994 and is incorporated in the State of Delaware.

Business Operations and Going Concern—The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of December 31, 2003, had an accumulated deficit of $242.9 million. Cash used in operating activities and to fund capital expenditures for the years ended December 31, 2003 and 2002 was $7.4 million and $1.4 million, respectively. The Company expects to have a net operating loss in 2004. At December 31, 2003, the Company’s principal source of liquidity was $5.1 million of cash and cash equivalents and six additional $1.0 million quarterly installment payments associated with the Securities Purchase Agreement (Purchase Agreement) described in Note 8. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. As of March 5, 2004 the Company’s cash balance was $3.2 million, which includes advances of $11.0 million of funding received pursuant to the Purchase Agreement (see Note 8 to the financial statements) entered into in August 2003. The Company’s current 2004 operating plan projects that cash available from planned revenue combined with the $3.2 million on hand at March 5, 2004 and the additional $1.0 million quarterly funding payments may be adequate to defer the requirement for new funding until 2005. There can be no assurances that the installments will be received as planned, if at all, or that this financing combined with revenue will be adequate to sustain operations through 2004.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with three customers accounting for 85% of the revenue for 2003), ability to design new products, the erosion of product prices, the ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company’s increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

If the Company does not receive the outstanding installment payments from the August 2003 Purchase Agreement, it will have to seek additional funding or dramatically reduce its expenditures and it is possible that the Company will be required to discontinue operations. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely that its operations will continue to consume cash in the foreseeable future. The Company has limited cash resources and therefore it must reduce its negative cash flows in the near term or secure additional funding to continue operations. On February 9, 2004 the Company signed a non-exclusive agreement with an investment advisory firm to assist the Company in exploring the possibility of placing shares of the Company stock with one or more accredited investors (see Note 17, Subsequent Events, to these financial statements). There can be no assurances that the Company will succeed in achieving its goals and failure to do so in the near term will have a material adverse effect on the business, prospects, financial condition and operating results of the Company and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the Company’s debts. Accordingly, should the Company file for bankruptcy, there is no assurance that its stockholders would receive any value.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Vulnerability Due to Certain Concentrations and Other Risks—The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable; hence, the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are billed as contractual milestones are met, including deposits of up to 50% of the contracted amount at the inception of the contract. However, collection of the entire amounts due under the Company’s contracts to date have lagged behind shipment of products due to the substantial time period between shipment and the fulfillment of post-shipment contractual obligations. As of December 31, 2003 and 2002, the total due from two customers represented 61% and 71%, respectively, of accounts and notes receivable, with one customer representing 39% and 63%, respectively, of accounts and notes receivable.

The Company’s customers include cellular service providers and companies providing products to cellular service providers. The Company’s sales to customers in the United States are subject to the regulations imposed by the U.S. Federal Communications Commission. Sales outside the US commenced in 2000 and its revenue from direct sales to international customers totaled approximately $0.3 million, $6.7 million, and $2.8 million in 2003, 2002, and 2001, respectively. In addition revenues from OEM sales for international deployments were $6.3 million, $11.3 million, and $2.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Long-Lived Assets—The Company periodically reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest) attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is required to be recognized. The amount of the loss is measured by the difference between the asset carrying value and its fair value. No impairment losses were recorded in 2003, 2002, or 2001.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Comprehensive Income (Loss)—Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. There were no changes in equity during the years presented herein exclusive of investments by owners and losses from operations. As such, the comprehensive loss for all periods presented is equal to the amount shown on the statement of operations as net loss.

Stock-Based Compensation—In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) to require prominent disclosure in annual financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure only provisions of Statement 123 and continues to measure compensation costs for stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is not recognized when the exercise price is the same as the market price. A stock option is considered compensatory if the exercise price of the option is less than the fair market value of the stock on the measurement date, which is the date all terms of the grant are finalized (normally the grant date). The intrinsic value of an option is the excess of the fair market value of the underlying stock over the exercise price of the options. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for the costs of stock-based compensation as provided under Statement 123 as amended by Statement 148. The Company has adoped the disclosure only provisions of FAS 123 and continues to record stock-based compensation under APB25.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the year ended December 31
	2003	2002	2001
Net loss attributable to common stock, as reported	$(32,328,397)	$(24,342,918)	$(60,147,667)
Add: Stock based employee compensation expense included in reported net loss	3,676,372	248,496	158,858
Deduct: Pro forma fair value stock compensation expense	(3,625,372)	(1,558,554)	(1,688,885)

Pro forma net loss attributable to common stock	$(32,277,397)	$(25,652,976)	$(61,677,694)

Net loss per share attributable to common shareholders—basic and diluted, as reported	$(0.97)	$(1.02)	$(2.53)

Net loss per share attributable to common shareholders—basic and diluted, pro forma	$(0.97)	$(1.08)	$(2.59)

Financial Instruments—The carrying amounts reported in the balance sheet under cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the immediate or short-term maturity of these financial instruments.

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

Cash Equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company’s policy is to invest excess funds with only well-capitalized financial institutions.

Inventories—Inventories are valued at the lower of cost (determined by the first-in, first-out basis) or market. Inventories are reviewed periodically and items considered to be slow moving or obsolete are written down to their estimated net realizable value. Finished goods delivered to customers are recorded in inventories until the related revenue is recognized.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Assets held under capital leases and leasehold improvements are amortized over the life of the related leases.

Capitalized Software Development Costs—In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (Statement 86), the Company capitalizes the costs associated with internally developed software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product’s release, and research and development performed as contractual requirements are charged to operations. The costs of this capitalized software development are amortized over the estimated useful lives of the product.

Revenue Recognition—Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibilty is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to Original Equipment Manufacturers (OEMs) is recognized when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment.

The Company recognizes revenue from service agreements on a straight-line basis unless its obligation is fulfilled in a different pattern, over the contractual term of the arrangement. Revenue on certain long-term projects is recognized on a percentage of completion basis. The cost incurred to date is taken as a percentage of the estimated cost at completion and this percentage is used to compute revenue on an inception-to-date basis.

Warranty and Customer Support—The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of revenue recognition. A provision for estimated future warranty and customer support is recorded when revenue is recognized.

Research and Development Expenses—Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. These expenses include continued product development and engineering support costs for test development and technical services.

Income Taxes—The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change in the rate is enacted.

Recent Pronouncements—In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement to be effective during the quarter ended March 31, 2003. The adoption of this Statement did not have any impact on the Company.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145) which updates, clarifies and simplifies existing accounting pronouncements. The rescission of FASB Statement No. 4 eliminates the requirement to report all gains and losses resulting from the early extinguishments of debt as extraordinary items. Statement 145 is effective for all transactions occurring after May 15, 2002, with earlier application encouraged. The Company adopted this Statement to be effective during the quarter ended June 30, 2002. As a result, the Company reclassified an extraordinary gain on vendor settlements of $1,921,605 to operating expenses in the accompanying 2001 statement of operations.

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

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Loss Per Share—Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Net loss attributable to common stockholders is computed by adding dividends accrued but unpaid and accretion of discounts on cumulative preferred stocks to the net loss reported. Diluted net loss per share equals basic net loss per share for all periods reported since potential common shares are anti-dilutive. A reconciliation of the components used in computing basic and diluted net loss per share follows:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Net loss, as reported	$24,433,143	$14,448,130	$57,611,642

Plus Series B cumulative preferred dividends	—	2,400,000	1,500,000
Plus accretion of discounts on redeemable preferred stock	—	7,494,788	1,036,025
Plus Series B conversion expense	7,895,254	—	—

Net loss attributable to common stockholders	$32,328,397	$24,342,918	$60,147,667

Weighted average common shares outstanding	33,304,579	23,822,913	23,783,637
Net loss per share attributable to common stockholders, basic and diluted, as reported	$(0.97)	$(1.02)	$(2.53)

For the above-mentioned periods, the Company had securities outstanding that may have increased the loss per share but were excluded from the computation of diluted net loss per share in the periods presented since their inclusion would have been anti-dilutive. The potential number of common shares into which these outstanding securities were convertible is as follows:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Convertible preferred stock	5,879,471	9,554,140	6,020,417
Convertible debt (including accrued interest)	35,333,275	—	—
Outstanding options	236,456	399,979	50,965
Warrants	853,285	—	—

Total	42,302,487	9,954,119	6,071,382

Weighted average conversion price of debt	$0.1071	—	—
Weighted average exercise price of options	$0.45	$0.45	$4.97
Weighted average exercise price of warrant	$0.43	$3.31	$3.31

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

The number of convertible securities listed above represent an average for the fiscal years. As of December 31, 2003 the number of shares issued and outstanding and potentially dilutive convertible securities outstanding were:

As of December 31, 2003
Issued and outstanding	48,680,789
Convertible securities:
Convertible debt including accrued interest	97,852,576
Outstanding exercisable options	786,580
Warrants	1,904,509

Total outstanding and convertibles	149,224,454

The numbers listed above exclude an additional 56,294,504 shares underlying the convertible financing (principal only), had the full value of the financing ($16 million) been advanced and an additional 20,359,424 options outstanding that have not yet vested. The shares underlying any additional accrued interest beyond December 31, 2003 are not included in this calculation and would be an additional impact.

Reclassifications—Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 classifications.

2. INVENTORIES

	AS OF DECEMBER 31,
	2003	2002
Raw Materials	$8,808,527	$10,986,216
Work in Process	1,780,434	1,850,265
Finished Goods.	25,610	155,062
Finished Goods Delivered to Customers	1,072,578	1,467,482

	$11,687,150	$14,459,025

3. ACCOUNTS AND NOTES RECEIVABLE

At December 31, 2003, two customers on open accounts receivable represented 66% of the net carrying amount of accounts receivable, a significant concentration of credit risk. As of December 31, 2003 $0.4 million of the balance carried by these two customers was past due. The Company believes that this past due balance is collectible.

Provision for doubtful accounts and notes receivable amounted to $275,000, $1,054,584, and $5,677,249 for the years ended December 31, 2003, 2002, and 2001, respectively. Notes and accounts receivable recoveries totaled $500,000, $1,200,000 and $0 in 2003, 2002 and 2001, respectively. In addition there was a charge off of receivables balance of $625,027 during the year ended December 31, 2003 and a reversal of the allowance for notes receivable of $1,400,000 in 2002. The allowance for doubtful accounts and notes receivable of $275,000 at December 31, 2003 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

The chart below (in $ millions) details the change in the allowance for doubtful accounts for the following periods:

	Accounts Receivable	Notes Receivable
Balance 12/31/00	$4.1	$3.7
Provision for bad debts	1.3	4.4
Recoveries	—	—
Chargeoffs	(2.0)	(6.7)

Balance 12/31/01	3.4	1.4
Provision for bad debts	1.1	—
Reversal	—	(1.4)
Recoveries **	(1.2)	—
Chargeoffs	(2.1)	—

Balance 12/31/02	1.2	—
Provision for bad debts	0.2	—
Recoveries **	(0.5)	—
Chargeoffs	(0.6)	—

Balance 12/31/03	$0.3	$—

**	Recoveries due to payment of account.

In mid-2000, the Company provided vendor financing in select situations, including one customer whose open account of $9,015,051 was converted to a note receivable in June 2000, due on December 31, 2000. The customer defaulted on the note and the Company provided an allowance for the estimated loss exposure of $3.7 million under the note at December 31, 2000. The Company entered into a mediated settlement agreement with the customer on March 29, 2001. The settlement agreement provided for the recovery of inventory, application of customer deposits and a cash payment of $3 million to be paid on or before July 29, 2001, which in the aggregate was sufficient to settle the customer’s account, assuming the amounts owed were collected in full, without further loss to the Company. This amount was collected in full on July 25, 2001.

4. OTHER LONG TERM ASSETS

Other long-term assets consist of the following at December 31, 2003 and 2002 respectively:

	AS OF DECEMBER 31,
	2003	2002
Licensing and software development costs, net of cumulative amortization	$2,195,775	$2,048,525
Other long-term assets	193,006	124,473

	$2,388,781	$2,172,998

Licensing and software development costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software to be integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

certain Company development milestones are reached. The total amount paid under this agreement was approximately $0.9 million at December 31, 2003 with the remaining balance of approximately $0.6 million in licensing fees to be made as certain, specified milestones are reached. Payments are expected to be made in 2004, and 2005. In addition to the licensing fees and non-recurring engineering fees paid, there will be royalties payable on a per unit basis.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003 at which point amortization of the capitalized software costs were started. This software will be amortized evenly over a five-year period. Amortization expense at December 31, 2003 was $21,619. In addition to the $1.3 million that has previously been paid there is an additional licensing fee of $1.2 payable, if and only if, 100 SuperCapacity base stations have been shipped; and royalties payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 SuperCapacity base stations, if ever.

5. CONVERTIBLE NOTE AND WARRANT

On September 12, 1997, the Company entered into a Convertible Note and Warrant purchase agreement with Harris Corporation (Harris), pursuant to which Harris purchased a secured convertible promissory note and a warrant for $4,000,000. The Harris note was secured by all assets of the Company and bore interest at an annual rate of 8%. The Harris note was convertible into 112,296,970 shares of the Company’s Series E voting cumulative preferred stock, and the Harris warrant was exercisable for the purchase of an additional 11,229,697 shares of Series E voting cumulative preferred stock at a warrant exercise price of $0.0356 per share. The fair value of the Harris warrant was calculated at $112,297 at the date of grant. This fair value was accounted for as a discount on the note, and was being amortized over the life of the note.

Harris exercised its right of conversion of the note with a carrying value of $3,965,687 in September 1998 and received 112,296,970 shares of the Company’s Series E voting convertible preferred stock and the note was canceled. Harris transferred ownership of the warrant to its wholly owned subsidiary, VFC Capital, Inc. The warrant expired unexercised on September 12, 2002.

6. SERIES G BRIDGE FINANCING

Through a private placement in June and July 1999, the Company issued $6,338,187 of securities comprised of convertible promissory notes (1999 Bridge Notes) with attached warrants (the Bridge Warrants). The investors in these securities were also preferred stockholders. The 1999 Bridge Notes, which were to mature on December 11, 2000, bore interest at a rate of prime plus 2% and were payable upon maturity. The 1999 Bridge Notes were collateralized by a security interest in all assets of the Company, but subordinate to a first lien for any debt incurred to finance receivables and inventory. The 1999 Bridge Notes were automatically convertible in the event that the Company closed on a private financing of at least $10 million or closed on an initial public offering of the Company’s common stock. As of September 16, 1999, the carrying value and accrued interest on the 1999 Bridge Notes totaling $6,485,985 was converted into Series G senior voting convertible preferred stock, which was subsequently converted into Company common stock.

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 518,335 shares of common stock were issued in June and August 1999 at an exercise price of $3.67 per share. In August 2003, the number of shares that can be purchased upon exercise of the warrants and

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s consummation of the Securities Purchase Agreement with convertible debt at an effective conversion price of $0.1081 per share. As a result of this adjustment, there were warrants to purchase 3,708,695 shares at a purchase price of $0.43 per share. (See Note 8). During 2003 there were cashless exercises of 1,804,186 warrants resulting in the issuance of 853,285 shares of the Company’s common stock. As of December 31, 2003, warrants to purchase 1,904,509 shares of common stock were still outstanding at an exercise price of $0.43 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009. The fair value of the Bridge Warrants was calculated at $1,032,180. The fair value was determined using the Black-Scholes model based on the following assumptions:

Volatility	40.7%
Expected life.	10 years
Fair value of stock.	$3.67
Dividend rate.	0%
Risk-free interest rate.	6.11%

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES B PREFERRED)

On May 16, 2001, the Company issued 955,414 shares of Series B redeemable convertible preferred stock to three existing stockholders at $31.40 per share for a total face value of $30 million. The Series B redeemable convertible preferred stock was recorded in the initial amount of $15,307,506 (face value of $30 million less issuance costs of $418,610 and the fair value totaling $14,273,884 of detachable warrants and of the beneficial non-detachable conversion feature discussed below.) The stock was redeemable at the option of the holder, at any time after May 31, 2006 by the Company out of funds legally available for such purposes and initially each preferred share was convertible, at any time, into ten shares of common stock. Holders of preferred stock were entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively to elect two members of the Board of Directors. Upon liquidation of the Company, or if a majority of the preferred stockholders agreed to treat a change in control or a sale of all or substantially all of the Company’s assets (with certain exceptions) as a liquidation, the preferred stockholders were entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders.

In association with this preferred stock offering, the Company issued detachable warrants to purchase 2,866,242 shares of common stock for $3.14 per share. The warrants expire on May 14, 2011 and are recorded in additional paid in capital at their estimated fair value of $7,136,942, resulting in a like amount of discount on the preferred stock. The discount was being amortized using the effective interest method over the preferred stock redemption period.

An additional discount for $7,136,942, related to the intrinsic value of the beneficial conversion feature embedded in the preferred stock was also recorded as additional paid capital, after valuation of the warrants issued. The discount was recorded as an offset to the preferred stock and was being amortized over the preferred stock redemption period.

Effective October 31, 2002, the holders of all of the Company’s Series B redeemable convertible preferred stock irrevocably and permanently waived the right of optional redemption applicable to the Series B Preferred Stock as well as the right to treat a specific proposed Sale of the Corporation as a Liquidation Event, as defined, to the extent that such treatment would entitle the Series B Holders to receive their liquidation amount per share in a form different from the consideration to be paid to holders of the Company’s common stock in connection with such sale of the Corporation. As a result of the irrevocable removal of the redemption feature associated

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

with the Series B preferred stock, the Company reclassified the Series B preferred stock to stockholders’ equity in the 2002 balance sheet. Also as a result of the waiver on the redemption right, dividends accrued but not declared of $400,000 after October 31, 2002 for the Series B Preferred Shares were not included in the carrying value of the Preferred Stock.

On June 19, 2003, as a condition to the Investment under the Securities Purchase Agreement (Purchase Agreement) (see Note 8) and contingent upon its closing, the holders of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock), SCP II, Tandem PCS Investments, L.P. (Tandem) and Mellon Ventures, L.P. (the Series B Holders), agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 19,108,281 shares of common stock at the closing of the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 4,625,347 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock but excluding the Series G Bridge Warrants) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Preferred Stock expired. In addition, the holders of the Series B Preferred Stock agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Purchase Agreement. Accordingly, at the closing of the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled and no further dividends have been or will be recorded by the Company related to the Series B Preferred Stock. As of August 14, 2003 the Series B preferred convertible stock was converted into 19,108,281 shares of common stock at a conversion price of $1.57 per share.

8. SECURITIES PURCHASE AGREEMENT TRANSACTION

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE, Inc., a Texas corporation (TECORE), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP II and together with TECORE, the Lenders), pursuant to which each of the Lenders agreed to make loans to the Company of up to $3.0 million (collectively, the Commitments or Bridge Loans), for an aggregate interim financing of $6.0 million. The Company was allowed to draw down the balance of the Commitment at its discretion upon compliance with certain conditions set forth in the Loan Agreement. The annual interest rate on the Bridge Loans was 2% plus prime rate as quoted in The Wall Street Journal. The Bridge Loans were due on May 24, 2003 but the due date was extended until the closing of the Securities Purchase Agreement by the Lenders discussed below.

On June 5, 2003, the Company, and the lenders entered into a Securities Purchase Agreement (Purchase Agreement) for the issuance and sale to the lenders of senior secured convertible notes (the Notes) in the principal amount of $16.0 million (the Investment). The Notes are collateralized by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the lenders under the terms and conditions of the Purchase Agreement. The Purchase Agreement was disclosed in an attachment to the Company’s Form 8-K filed on June 9, 2003.

The Company’s stockholders approved the closing of the Investment under the Purchase Agreement on August 8, 2003 and the Purchase Agreement closed on August 13, 2003. On that date, the Company issued Notes of $4 million and $12 million to SCP II and TECORE, respectively, and immediately received $8 million in

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

proceeds ($4 million each from SCP and TECORE). Upon the closing of the Purchase Agreement, the principal balance of the Bridge Loans ($6 million) was due and paid from the proceeds of the Investment. The interest accrued on these Bridge Loans was deferred by the Lenders and will be due and payable four years from the closing date under the Purchase Agreement. The interest rate at 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of December 31, 2003, the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $7,190. The interest on the bridge note and any accrued interest on this amount is not convertible into shares of common stock.

The remaining proceeds from the Investment still to be paid by TECORE is payable in eight quarterly installments of $1 million each. The first installment payment originally scheduled for June 30, 2003 was received by the Company at the closing of the Purchase Agreement on August 13, 2003; as a result, TECORE’s Note at closing totaled $5 million.

The Notes are convertible, at any time, into shares of the Company’s common stock at an initial conversion price of $0.1081, subject to adjustment for certain future dilutive issuances of securities. The Notes also have voting rights equivalent to the number of shares into which the Notes could be converted at a deemed conversion price of $0.57. Interest on the Notes accrues at an annual rate of 12%. Both interest and the Notes are due and payable on August 13, 2007. Any portion of the accrued interest may be converted at any time to shares of common stock at the applicable conversion price (initial conversion price of $0.1081 per share). Although this security is not registered, the holders have demand registration rights.

In the event that the holder shall fail to pay any installment of the purchase price of this Note when due pursuant to any of Sections 1.1(b)(ii)-(ix) of the Purchase Agreement, and such failure shall not be cured on or before the 20th calendar day following such due date, this Note shall immediately be converted automatically into the number of shares of Common Stock into which the Note is then convertible pursuant to Section 5.1 as of close of business of such 20th day, without action by the holder of the Note and whether or not the Note is surrendered to the Company or its transfer agent.

The conversion price of the Notes was adjusted on a preliminary basis, to be finalized in the in the first quarter of 2004, from $0.1081 per share of common stock to approximately $0.1066 per share of common stock at December 31, 2003 as a result of the cashless exercise of 853,285 Bridge Warrants described in Note 6 in these financial statements (see chart below for conversion rate adjustments made between the closing of the Securities Purchase agreement and December 31, 2003 and then the adjustment made on February 20, 2004 and the associated underlying shares.)

Conversion of Senior Secured Debt

	As of August 13 2003		As of December 31, 2003		As of February 20, 2004
	Dollars	Underlying Shares	Dollars	Underlying Shares	Dollars	Underlying Shares
Conversion Rate	$0.108100		$0.10658234		$0.10469347

TECORE
Principal	$5,000,000	46,253,469	$6,000,000	56,294,504	$7,000,000	66,861,859
Accrued Interest	$—	—	$250,441	2,349,740	$365,549	3,491,612

SCP Equity Partners II
Principal	$4,000,000	37,002,775	$4,000,000	37,529,670	$4,000,000	38,206,776
Accrued Interest	$—	—	$178,916	1,678,662	$246,549	2,354,961

Total
Principal	$9,000,000	83,256,244	$10,000,000	93,824,174	$11,000,000	105,068,635
Accrued Interest	$—	—	$429,357	4,028,402	$612,098	5,846,573
Grand Total	$9,000,000	83,256,244	$10,429,357	97,852,576	$11,612,098	110,915,208

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Effective upon the closing of the Investment under the Purchase Agreement, the Company has amended its stock option plan. Under the amended plan the number of options available for grant was increased to 30,742,986. After the closing of the Purchase Agreement, 20,081,926 options at a strike price of $0.01 per share were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement, as disclosed in the Definitive Proxy (Schedule 14A) filed with the Securities and Exchange Commission on July 9, 2003. The granting of the non-qualified stock options to employees will cause a non-cash charge to the earnings of the Company of $19.1 million amortized ratably over the two-year vesting period ending in September 2005. The impact of these grants during the year ended December 31, 2003 was approximately $3.7 million. (See Note 9 to these financial statements.)

On June 19, 2003, as a condition to the Investment under the Purchase Agreement and contingent upon the closing of the Investment under the Purchase Agreement, the holders of the Company’s Series B Preferred Stock, agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 19,108,281 shares of common stock (see Note 7) at the closing of the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 4,625,347 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock but excluding the Series G Bridge Warrants) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Preferred Stock expired. In addition, the Series B Holders agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Purchase Agreement. Accordingly, at the closing of the Investment under the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled and no further dividends have been or will be recorded by the Company related to the Series B Preferred Stock. As of August 14, 2003 the Series B Preferred Stock was converted into 19,108,281 shares of common stock at a conversion price of $1.57 per share.

The events surrounding the closing of the Investment under the Purchase Agreement (and the payments of additional installments under the TECORE Note) discussed above will have non-cash impacts on the financial statements of the Company in 2003, 2004 and 2005 as follows:

•

As a result of the conversion feature embedded in the Notes, which provide for conversion of the Notes into AirNet’s common stock at any time, the Company recorded a charge to interest expense representing the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. The offset to this charge was credited to Additional Paid in Capital. Accordingly, a charge of $9 million was recorded to interest expense on the closing date of the Purchase Agreement. An additional payment of $1.0 million, due by September 30, 2003, was received by the Company on October 8, 2003 and accordingly, an additional charge related to the beneficial conversion feature embedded in the Notes was recorded as a charge to interest expense in the fourth quarter. In January 2004 an additional TECORE installment of $1.0 million was received by the Company and therefore an additional charge to interest expense of $1.0 million will be made in the first quarter of 2004. Assuming TECORE makes the five remaining $1 million installment payments for its purchase of the TECORE Note, the Company will record additional non-cash charges to interest

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

expense, with respect to each installment paid, up to an additional $1.0 million in each quarter thereafter through March 2005. The actual charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing of the Investment under the Purchase Agreement. The chart below details the amounts planned, dates due and the dates received for this funding:

Source	Amount of Funding	Date Due	Date Received
SCP Private Equity Partners II, LP	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	9/30/03	10/8/03
TECORE, Inc.	$1,000,000	12/31/03	1/7/04
TECORE, Inc.	$1,000,000	3/31/04	Not yet due
TECORE, Inc.	$1,000,000	6/30/04	Not yet due
TECORE, Inc.	$1,000,000	9/30/04	Not yet due
TECORE, Inc.	$1,000,000	12/31/04	Not yet due
TECORE, Inc.	$1,000,000	3/31/05	Not yet due

•	As a result of the payment of stock and cash to the Series B Preferred Holders in the negotiated conversion of the Series B Preferred Stock into shares of common stock, the Company recorded a non-cash inducement charge of approximately $7.9 million to net loss attributable to common stockholders during the third quarter of 2003.

•	Interest expense on the Notes will be recorded monthly at the rate of 12% per annum and interest on the outstanding interest under the Bridge Loans will be recorded monthly on a compounded basis at an annual interest rate of 12%. The payment date for this interest will be four years from the closing date of the Investment.

•	In addition, cash payments of $500,000 each were made to Tandem and Mellon as an inducement for them to convert their shares of Series B Preferred Stock into common stock as described above. These payments were paid on August 13, 2003 and were charges to additional paid in capital.

•	Legal fees of $200,000 were paid on behalf of and split between the two noteholders to reimburse legal expenses incurred in the transaction.

As of December 31, 2003, there is a total of 48,680,789 shares outstanding with 97,852,576 shares issuable upon conversion of the principal amount of the Notes and related accrued interest, after taking into account the preliminary anti-dilution adjustment of the conversion price of the Notes from $0.1081 per share to approximately $0.1066 per share (as described and detailed in the chart shown previously in this note) and the installments paid by TECORE on its Note through December 31, 2003. Additional shares of common stock will be issuable upon conversion of the Notes as TECORE pays the remaining installments of the Investment and upon conversion of interest accrued on the Notes. The 97,852,576 shares and other shares issuable upon conversion of such additional principal and accrued interest will be excluded from the fully diluted loss per share calculation, as their inclusion would be anti-dilutive.

TECORE and SCP II entered into a Voting Agreement, in which each agreed, among other things, to vote all Notes and shares of common stock owned by them for their respective nominees to the Board of Directors and to maintain a Board of Directors of a certain size.

TECORE is a supplier of switching equipment to the Company. At December 31, 2003, the TECORE Note could be converted (inclusive of accrued interest, and assuming no conversion of the SCP Note and any other

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

convertible securities held by other investors) into approximately 54.6% of the Company’s outstanding common stock, and represents approximately 16.5% of the voting power of the Company. TECORE was the Company’s largest customer, based on revenues (42.7%), during the year ended December 31, 2003 and at December 31, 2003 owed the Company 46% of the Company’s accounts receivable balance. At December 31, 2003, affiliates of SCP II, including SCP Private Equity Partners, L.P. (SCP) and CIP Capital LP, held approximately 23.1% of the outstanding shares of the Company’s common stock (or 53.3% assuming conversion of the SCP II Note and warrants held by SCP, and assuming no conversion of the TECORE Note or any other convertible securities held by other investors) and beneficially owned approximately 32.7% of the voting power of the Company, which represented the Company’s largest single voting block. The Chairman of the Company’s board of directors is an affiliate of SCP and SCP II, and one other member of the Company’s board of directors is a representative of SCP and SCP II. Three of the Company’s directors (and a fourth, effective upon payment of the installment on TECORE’s Note that was paid on January 7, 2004) are affiliates of TECORE. TECORE or one of its affiliates is negotiating an ownership interest in a customer of the Company who represent approximately 2% of the Company’s revenue for the year ended December 31, 2003.

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

Effective upon the closing of the Investment under the Purchase Agreement, the Company amended its stock option plan. Under the amended plan the number of options available for grant was increased to 30,742,986. After the closing of the Investment, 20,081,926 options at a strike price of $0.01 per share were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement, as disclosed in the Definitive Proxy (Schedule 14A) filed with the Securities and Exchange Commission on July 9, 2003. The granting of the non-qualified stock options to employees will have a non-cash impact to the earnings of the Company of $19.1 million amortized ratably over the two-year vesting period ending in September 2005. The impact of these grants during the year ended December 31, 2003 was approximately $3.7 million.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

The following table summarizes option activity for the years ended December 31, 2003, 2002, and 2001:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2000	1,950,009	0.066	58.500	10.130
Granted	2,142,815	0.450	7.81	3.930
Terminated	(1,600,603)	0.066	58.500	10.020
Exercised	(25,020)	0.066	3.320	1.650

Outstanding at December 31, 2001	2,467,201	0.066	57.875	4.970
Granted	130,742	0.500	4.000	1.444
Terminated	(142,045)	0.450	56.500	5.252
Exercised	(61,312)	0.066	3.319	0.282

Outstanding at December 31, 2002	2,394,586	0.500	55.625	4.846
Granted	20,381,926	0.010	0.010	0.010
Terminated	(462,133)	0.010	55.625	5.624
Exercised	(232,197)	0.045	0.045	0.045

Outstanding at December 31, 2003	22,082,182	$0.010	$39.750	$0.411

For options outstanding and exercisable at December 31, 2003, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
PRICE RANGE	NUMBER	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
$0.00 - $0.01	20,361,926	9.5 years	$0.01	25,002	$0.01
0.02 - 0.50	749,078	7.8 years	0.45	745,328	0.45
0.51 - 3.00	281,192	6.2 years	1.90	228,724	2.14
3.01 - 10.00	446,266	6.9 years	5.24	265,919	5.52
Greater than 10.00	243,720	6.1 years	23.25	196,376	22.39

	22,082,182	9.3 years	$0.41	1,461,349	$4.58

The outstanding options expire at various dates through September 2013. At December 31, 2003, 2002, and 2001 a total of 1,461,349, 1,455,915, and 389,382 shares were exercisable respectively, with a weighted average exercise price of $4.58, $4.11, and $7.90 per share respectively. The weighted average remaining contractual life of options at December 31, 2003 with exercise prices ranging from $0.01 to $39.75 is 9.3 years. The weighted average fair value of the options issued for the years ended December 31, 2003, 2002 and 2001 is $0.94, $0.76, and $3.10, respectively.

In January 2004, as a result of the change of control that occurred when the additional $1.0 million payment on the Securities Purchase agreement was made, the vesting on all options outstanding prior to August 13, 2003 accelerated and therefore all options with the exception of the $0.01 options have vested. The 300,000 $0.01 independent director options vest monthly over a thirty-six month period with the remaining 20,061,926 vesting annually over a two-year period.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

The weighted average exercise prices and fair values of options whose exercise price equal, or are less than, the market price on the grant date are as follows for the years ended December 31:

	2003		2002		2001
	EXERCISE PRICE	FAIR VALUE	EXERCISE PRICE	FAIR VALUE	EXERCISE PRICE	FAIR VALUE
OPTIONS ISSUED:
Less than market price	$0.01	$0.95	—	—	—	—
Equal market price	—	—	$0.85	$0.76	$3.93	$3.10
Greater than market price	—	—	$4.00	$1.08	—	—

At December 31, 2003, a total of 7,421,018 shares of the Company’s common stock were available for future grants of stock options.

Total compensation expense for options issued at an exercise price below fair value at the date of grant was $3,676,372, $248,496, and $158,858 for the years ended December 31, 2003, 2002 and 2001, respectively. Stock-based compensation expense is recognized on a straight-line method over the vesting period of the options.

Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the following assumptions:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Risk-free interest rate	2.81%	3.61%	5.03%
Expected life	4 years	4 years	4 years
Divided yield	0.00%	0.00%	0.00%
Volatility	131.56%	160.90%	171.00%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The effect of applying Statement 123’s fair value method to the Company’s stock options granted in 2003, 2002 and 2001 results in the following pro forma amounts. (See Note 1 for details of ProForma calculations):

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Proforma net loss attributable to common stock	$(32,277,397)	$(25,652,976)	$(61,677,694)
Proforma net loss per share attributable to common stock—basic and diluted.	$(0.97)	$(1.08)	$(2.59)

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

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

On March 14, 2001, the Company loaned a former officer of the Company $995,133 at an interest rate of 5.07% per annum secured by his pledge of stock under an Account Control Agreement dated as of March 14, 2001 among the officer, Salomon Smith Barney, Inc. and the Company. The principal represents the amount that the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with his exercise of Company options in February 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 14, 2006, the fifth anniversary of the date of the note. As of December 31, 2002, the entire principal amount of the note was outstanding but is not in default; however, a net balance of $0 is recorded in equity since an allowance of $995,133 was recorded during 2001 for the estimated loss on this loan, given that there is no recourse on the note and that the former officer is no longer associated with the Company. The Company is not recognizing any interest associated with this note.

On March 16, 2001, the Company loaned an officer of the Company $221,997 at an interest rate of 5.07% per annum secured by the pledge of the officer’s stock under an Account Control Agreement dated as of March 16, 2001 among the officer, Salomon Smith Barney Inc. and the Company. The principal represents the amount the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options to purchase 25,261 shares of common stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, was payable on March 16, 2006, the fifth anniversary of the date of the note. The note was valued at a market rate of interest (9%) and accordingly a discount of $43,040 was recorded against the note. On September 5, 2003 the officer repaid the full amount of the loan of $221,997 along with accrued interest of $16,590. The note, including interest was paid by the officer in cash in the amount of $144,762 with the remainder paid from the 2002 bonus for the officer of $93,825 net of taxes. The interest income was recognized in full during the quarter ended September 30, 2003.

11. EMPLOYEE RETIREMENT PLAN

The Company sponsors a retirement plan for all employees through a salary deduction 401-K savings plan. Employees are permitted to contribute to the plan up to 15% of eligible wages, not to exceed the maximum amount allowable by law. Commencing on January 1, 2000, the Company began a matching contribution of $0.50 for each $1.00 contributed by the employee, up to 3% of the employee’s annual base salary. The Company’s contribution vests ratably over a four-year period. Effective January 27, 2003 the Company stopped matching contributions. Total contributions made by the Company in 2003, 2002 and 2001 were $33,105, $287,173, and $454,074, respectively.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

12. INCOME TAXES

At December 31, 2003, the Company has approximately $174,090,580, of net operating loss carryforwards remaining to offset future taxable income. These net operating losses will expire at various dates through 2023. In addition, the Company has available approximately $3,277,001 of research and development tax credit carryforwards, expiring at various dates through 2023, which may be used to offset future regular tax liabilities. The benefit of all of these carryforwards has been fully offset by a valuation allowance at December 31, 2003 and 2002 because it is considered more likely than not that the benefits of the carryforwards will not be realized. U.S tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in ownership. The Company last performed the complex analysis to determine if net operating losses and tax credits are limited by Section 382 of the Internal Revenue Code (IRC) through December 7, 1999, the date of the Company’s initial public offering. The study was finalized in 2000. Through December 7, 1999, the Company had incurred two changes of ownership as defined by Section 382. As a result of the two changes of ownership, approximately $37,191,000 of net operating losses are no longer available to offset future taxable income. A corresponding reduction of approximately $13,995,000 was made to the deferred tax asset related to net operating losses and the related valuation allowance. These adjustments to the deferred tax asset and the related valuation allowance were reflected in the financial statements of the Company for the year ended December 31, 2000.

Since December 8, 1999, the Company has not updated the Section 382 analysis to determine if another ownership change has occurred. If another change were deemed to have occurred, the new Section 382 limitation could reduce or eliminate the amount of net operating loss benefits that would be available to offset future taxable income each year, starting with the year of the ownership change.

A reconciliation of the statutory income tax rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2003	%	2002	%	2001	%
Tax benefit at federal income tax rate	$(8,314,221)	(34.0)	$(4,912,365)	(34.0)	$(19,587,958)	(34.0)
State income taxes, net of federal benefit	(744,651)	(3.0)	(524,467)	(3.6)	(2,079,404)	(3.6)
Research and development credits	(210,489)	(0.9)	(239,895)	(1.7)	(462,597)	(0.8)
Other	6,419	0	119,934	0.8	111,449	0.2
Sec. 382 limitation	—	—	—	—	—	—
Non-deductible interest	3,596,084	14.7	—	—	—	—
Increase in valuation allowance	5,666,858	23.2	5,556,793	38.5	22,018,510	38.2

Effective tax rate	$—	—	$—	—	$—	—

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Significant components of the net deferred tax balances are as follows:

	AS OF DECEMBER 31,
	2003	2002
CURRENT
Deferred tax assets:
Inventories	$4,695,165	$5,581,794
Bad debts	108,531	526,820
Stock compensation—current	700,873	—
Other	946,028	1,018,113

Total deferred tax assets	6,450,597	7,126,727
Deferred tax liabilities	(331,283)	(295,563)

Net deferred tax assets	6,119,314	6,831,164
Valuation allowance	(6,119,314)	(6,831,164)

	$—	$—

NONCURRENT
Deferred tax assets:
Net operating loss carryforwards	$66,354,853	$60,997,118
Research and development credits	3,277,001	2,958,078
Stock compensation—non-current	700,873	—
Other	22,429	21,387

	70,355,156	63,976,583
Deferred tax liabilities—accruals	(262,169)	(262,169)
Deferred tax liabilities—fixed assets	(806,362)	(806,497)

Net deferred tax assets	69,286,625	62,907,917
Valuation allowance	(69,286,625)	(62,907,917)

	$—	$—

No amounts were paid for income taxes during any of the periods presented.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its primary manufacturing and office facilities under long-term noncancelable operating leases. The Company also has operating leases for certain other furniture, equipment and computers. Future minimum lease payments for long-term noncancelable operating leases as of December 31, 2003 are as follows:

2004	$451,744
2005	216,913
2006	30,770
2007	12,373

$711,800

Rental expense charged to operations was $605,260, $617,908, and $1,425,831 for the years ended December 31, 2003, 2002 and 2001, respectively.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Capital Lease Obligations—The Company also leases certain computer and test equipment under capital lease agreements, which are reported as computer equipment in the accompanying financial statements. The net carrying value of such equipment is as follows:

	DECEMBER 31,
	2003	2002
Cost	$162,079	$262,130
Accumulated depreciation	(38,973)	(78,788)

	$123,106	$183,342

A schedule of future minimum lease payments under capital leases for the Company and the related present value of the net minimum lease payments as of December 31, 2003 follows:

2004	$67,076
2005	4,823

Total minimum lease payments	71,899
Less amount representing interest	(2,104)

Present value of lease payments	69,795
Less capital lease obligations—current portion	(65,255)

Capital lease obligations, less current portion	$4,540

Agreements—Simultaneously with its equity investment in January 1995, Motorola, Inc. (Motorola) entered into an agreement with the Company whereby Motorola was granted the right to obtain non-exclusive, royalty-free licenses under any two of AirNet’s patents of Motorola’s choice. In return, the Company and Motorola have agreed not to enjoin the other and to negotiate license agreements in good faith with respect to possible patent infringement. In the event of a merger, consolidation or sale of AirNet, the Company has the option to require Motorola to either exercise its rights to obtain such licenses or to cancel such right in exchange for a payment by AirNet of $1 million per patent.

Litigation—The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of the Company’s initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. The Company does not know whether the claims of misconduct by the underwriters have merit but at this time it believes the claims against the Company are without merit and intend to defend this matter when appropriate. Under the terms of the Underwriting Agreement, the Company has claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and it intends to pursue those claims vigorously. On July 15, 2002 the Issuers’ Committee filed a Motion to

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Dismiss on behalf of all issuers and individual defendants in similar lawsuits. In February 2003, the Motion to Dismiss was granted in part (with respect to the Company) and denied in part (with respect to all issuer defendants). Discovery in this litigation is commencing while settlement talks between the plaintiffs and the issuers continue. The claims against the Company’s two former officers named in the class action lawsuit have been dismissed without prejudice. The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. Pending approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. While awaiting court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the Settlement, by providing a limited number of documents.

In addition to the item listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Purchase Commitments—On December 15, 2000 the Company entered into an agreement to purchase from a vendor (TECORE, Inc.) ten integrated switch products through December 31, 2002, which was extended. Alternatively, the Company may buy-out the commitment by purchasing $3.0 million of TECORE common stock at mutually agreed to terms. Additionally, TECORE has an agreement dated December 13, 2001 with the Company to purchase products from AirNet under a reseller agreement dated October 31, 2001. As of December 31, 2003 the Company has purchased eight of the original ten products from TECORE. See Note 8 for further discussion of the relationship that the Company has with TECORE. Each agreement was negotiated separately and no terms in either agreement are dependent upon terms in the other agreement. Pursuant to the pending financing agreement, TECORE is a related party.

Bonus Accrual—For the year ended December 31, 2002 the Company provided an accrual for employee bonuses of $1.2 million. These bonuses, which were recorded as earned in accordance with a Board approved bonus program, were scheduled to be paid in January 2003. During 2003 the Company negotiated a Securities Purchase Agreement with SCP and TECORE (the Lenders) (see Note 8) and payment of the bonuses were deferred until the Lenders approve the payment. During the year ended December 31, 2003 payment of the 2002 bonus to the Company’s CEO, Mr. Glenn A. Ehley was approved by the lenders. Subsequently in September 2003 the 2002 bonus of $150,000 was paid to Mr. Ehley. The proceeds of the bonus were then used by Mr. Ehley to pay the outstanding non-recourse loan that he had from the Company (see Note 10 to the Financial Statements.) As of December 31, 2003 the remaining bonuses continue to be deferred until the Lenders approve the payment.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

14. MAJOR CUSTOMERS

Revenue generated from major customers representing more than 10% of net revenues during at least one of the years ended December 31, 2003, 2002, and 2001 is summarized below:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Customer A	$6,738,367	$11,278,863	$2,049,902
Customer B	$4,499,188	$—	$—
Customer C	$2,223,204	$1,093,230	$6,808
Customer D	$523,590	$—	$—
Customer E	$486,033	$1,093,230	$2,417,084
Customer F	$291,951	$83,091	$2,033,606
Customer G	$240,917	$4,871,823	$362,651
Customer H	$195,181	$178,900	$390,714
Customer I	$121,754	$106,156	$646,468
Customer J	$109,651	$231,256	$1,899,442

15. VENDOR SETTLEMENT PROGRAM AND LONG TERM ACCOUNTS PAYABLE

During 2002, the Company entered into agreements with certain vendors to settle outstanding accounts payable totaling approximately $1,010,934 at discounts from the recorded liabilities, resulting in a gain, net of expenses, of $703,618 which was recorded as a gain from vendor settlements in the 2002 statement of operations. The vendors agreed, in exchange for the settlement, to release the Company from future liabilities related to these settled balances.

During the third and fourth quarters of 2001, the Company entered into agreements with certain vendors to settle outstanding payables totaling $11,280,221 at varying discounts from the recorded liability. The vendors agreed, in exchange for the settlement, to release the Company from future liability related to the settled balances. The total gain recorded as a result of these settlements was $1,921,605, net of expenses which is recorded in the accompanying 2001 statement of operations.

In addition, during 2001, the Company negotiated extended payment terms relating to accounts payable totaling approximately $2,323,886 with certain other vendors. These restructured terms included a partial payment by the Company of approximately $648,236 with remaining payments to be paid, as additional product is purchased from these vendors. The timing of these additional payments cannot be estimated since it is contingent upon the Company’s demand for each vendor’s product and accordingly the unpaid balances of $1,127,131 are included in accounts payable at December 31, 2003. Under agreements with these vendors, the Company pledged general inventory as security for any unpaid balances, payable upon the sale of the Company.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

During the fourth quarter 2001 the Company entered into long-term agreements with certain vendors to settle outstanding payables over a period in excess of one year. The long-term agreements require monthly or quarterly payments as well as certain milestone and final settlement payments. Amounts due under these agreements in excess of one year are recorded as long-term accounts payable in the accompanying financial statements. In addition to the liability recorded in the accompanying financial statements there are open purchase commitments with two of these vendors totaling approximately $41,300 as of December 31, 2003. The schedule of payments remaining is as follows:

2004	691,655
2005	64,902

Total	$756,557

Included in the long-term agreements with three of these vendors is a Security Agreement granting these vendors a security interest in the Company’s tangible property. These rights do not include the Company’s intellectual property and the rights were subordinated as part of the Purchase Agreement closed in August 2003. In addition in February 2004 one of these vendors released its lien in recognition of full payment of the account.

16. RELATED PARTY TRANSACTIONS

Pursuant to a consulting agreement with a relative of an officer, consulting services are provided to the Company with respect to evolving telecommunications standards and business development opportunities in the military, public safety, law enforcement and government sectors. The agreement provides for a payment not to exceed $5,000 per month and is terminable at will by either party with thirty days’ notice. For the fiscal years ended December 31, 2003, 2002, and 2001 the payments made under this agreement were $0, $14,500, and $71,074, respectively.

TECORE is a supplier of switching equipment to the Company. TECORE was the Company’s largest customer, based on revenues of approximately $6.7 million and $11.3 million during the years ended December 31, 2003 and 2002, respectively, and a significant customer based on revenue of approximately $2 million during the year ended December 31, 2001. As of December 31, 2003 the Company has approximately $1.6 million in accounts receivable from TECORE while no amounts were due from TECORE as of December 31, 2002. During fiscal years December 31, 2003, 2002 and 2001, the Company purchased inventory shipped to customer in the amount of approximately $0.6 million, $1.0 million and $1.6 million, respectively. All amounts due to TECORE were paid as of December 31, 2003 and 2002, respectively. (See note 8 and 13 for additional information on TECORE).

17. SUBSEQUENT EVENT

On February 9, 2004 the Company entered into a Letter Agreement (Agreement) with an investment advisory firm. The purpose of the Agreement is to engage such firm to act as a non-exclusive placement agent for the Company in connection with a potential transaction. For purposes of the Agreement a transaction shall mean all or part of a private placement of the Company’s securities, on terms satisfactory to the Company’s Board of Directors and the lenders, which such firm places with one or more accredited investors who are introduced to and accepted by the Company and identified in an attachment to the Agreement.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1.1(11)	Eighth Amended and Restated Certificate of Incorporation

3.1.2(12)	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation

3.2(11)	Third Amended and Restated Bylaws

4.1(1)	Specimen Certificate evidencing shares of Common Stock.

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6(5)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.6.1(11)	Amendment No. 1, dated August 13, 2003, to Rights Agreement dated January 9, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent

4.7(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $12 million, issued to TECORE

4.8(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $4 million, issued to SCP

4.9(11)	Allonge dated August 13, 2003 between the Company and TECORE

4.10(11)	Allonge dated August 13, 2003 between the Company and SCP

10.1(11)	Amended and Restated AirNet Communications Corporation 1999 Equity Incentive Plan effective August 13, 2003

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6(6)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.7(6)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.8(6)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.9(6)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10(6)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.11(7)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.12(7)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.13(9)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.14(9)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.15(9)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.16(9)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.17(9)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.18(9)	Notice of Election to Convert from Mellon Ventures, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.19(9)	Notice of Election to Convert from Tandem PCS Investments, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.20(9)	Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCs Investments, LP, SCP Private Equity Partners II, LP, Mellon Ventures, LP and Edwards & Angell, LLP, as escrow agent.

10.21(9)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, LP

10.22(9)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.23(10)	Terms sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.24(11)	First Amendment to Security Agreement dated August 13, 2003 among the Company, TECORE and SCP, amending the Security Agreement dated January 24, 2003

10.25(11)	Amended and Restated Employment Agreement, Severance and Bonus Agreement, dated August 13, 2003, between the Company and Glenn A. Ehley

10.26(11)	Non-Qualified Stock Option Agreement dated August 13, 2003 between the Company and Glenn Ehley

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.27(11)	Intercreditor and Subordination Agreement dated August 13, 2003 among the Company, Force Computers, Inc. Sanmina Corporation and Brooktrout, Inc.

10.28(11)	Amended and Restated AirNet Bonus Program dated and effective August 13, 2003

10.29(11)	Tag-Along Allocation Agreement dated August 13, 2003

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.
(2)	Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.
(5)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.
(6)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.
(10)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.
(11)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2003.
(12)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2003.