Form 10-Q
period 2004-03-31
AIRNET COMMUNICATIONS CORP
filed 2004-05-14
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2004, was: 65,607,607

Common stock, par value $.001 per share

AIRNET COMMUNICATIONS CORPORATION

TRADEMARK AND TRADE NAMES

The stylized AirNet mark, AirNet®, AdaptaCell®, AirSite®, Backhaul Free™, RapidCell™, TripCap™, and SuperCapacity™ are trademarks of AirNet Communications Corporation.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

In this document, the words “we,” “our,” “ours,” and “us” refer only to AirNet Communications Corporation and not any other person or entity.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands)

	Unaudited
	Mar. 31, 2004	Dec. 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,383	$5,060
Accounts receivable - net of allowance for doubtful accounts of $0.3M at Mar. 31, 2004 and Dec. 31, 2003, respectively.	3,163	3,849
Inventories	11,182	11,687
Note receivable	—	257
Other	1,029	1,262

TOTAL CURRENT ASSETS	19,757	22,115
Property and equipment, net	4,814	5,553
Other long-term assets	2,311	2,389

TOTAL ASSETS	$26,882	$30,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,345	$2,622
Accrued payroll and other expenses	3,121	3,459
Current portion of capital lease obligations	41	65
Customer deposits	1,820	2,081
Deferred revenues	270	575

TOTAL CURRENT LIABILITIES	7,597	8,802

LONG-TERM LIABILITIES
Long-term debt, less current portion	11,000	10,000
Long-term accounts payable	—	69
Capital lease obligations less current portion	3	5
Other long-term liabilities	959	617

TOTAL LONG-TERM LIABILITIES	11,962	10,691

TOTAL LIABILITIES	19,559	19,493

STOCKHOLDERS’ EQUITY	7,323	10,564

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$26,882	$30,057

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

	UNAUDITED
	Three months ended Mar. 31,
	2004	2003
REVENUES
Equipment Revenues	$2,520	$1,440
Services Revenues	1,485	355

Total Net Revenues	4,005	1,795

COST OF REVENUES
Equipment Cost of Revenues	2,030	1,106
Services Cost of Revenues	675	323
Write down of obsolete and excess inventory	200	—

Total Cost of Revenues	2,905	1,429

GROSS PROFIT	1,100	366

OPERATING EXPENSES (1)
Research and development	3,207	2,527
Sales and marketing	800	819
General and administrative	2,415	993

Total costs and expenses	6,422	4,339

LOSS FROM OPERATIONS	(5,322)	(3,973)

OTHER (EXPENSE) INCOME
Interest income	13	28
Non-cash debt conversion interest charge	(1,000)	—
Interest charged on convertible debt	(342)	(52)
Other, net	6	1

TOTAL OTHER EXPENSE	(1,323)	(23)

NET LOSS	(6,645)	(3,996)

PREFERRED DIVIDENDS	—	(600)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,645)	$(4,596)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.13)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	49,878,636	23,851,177

(1)	Operating expenses include non-cash stock compensation expenses of $2,386 and $71 for the three months ended March 31, 2004 and 2003, respectively.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	UNAUDITED
	Three months ended Mar. 31,
	2004	2003
OPERATING ACTIVITIES
Net cash used in operating activities	$(3,929)	$(4,263)
Non-cash stock compensation expense	2,386	71

OPERATING ACTIVITIES - NET CASH USED IN OPERATING ACTIVITIES	(1,543)	(4,192)

INVESTING ACTIVITIES
Cash paid for acquisition of capital assets	(126)	(37)

NET CASH USED IN INVESTING ACTIVITIES	(126)	(37)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	1,000	4,800
Net proceeds from issuance of common stock	18	—
Principal payments on capital lease obligations	(26)	(28)

NET CASH PROVIDED BY FINANCING ACTIVITIES	992	4,772

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(677)	543

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,060	3,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,383	$3,748

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(FOR THE THREE MONTHS ENDED MARCH 31, 2004)

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or for any future period.

Stock-Based Compensation- The Company adopted the disclosure only provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (Statement 123). Under Statement 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25 compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. The Company has chosen to use the intrinsic value method and compensation expense is recognized only for stock option grants with an exercise price that is below the market price on the date of grant. In December 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Statement No. 123 (Statement 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented Statement 148 effective January 1, 2003 regarding the disclosure requirements for condensed financial statements for interim periods. The Company did not change to the fair value based method of accounting for stock-based employee compensation.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the three months ended March 31
	2004	2003
Net loss attributable to common stock, as reported	$(6,645)	$(4,596)
Add: Stock-based employee compensation expense included in reported net loss	2,386	71
Deduct: Pro forma fair value stock compensation expense	(2,612)	(311)

Pro forma net loss attributable to common stockholders	$(6,871)	$(4,836)

Net loss per share attributable to common stockholders — basic and diluted, as reported	$(0.13)	$(0.19)

Net loss per share attributable to common stockholders — basic and diluted, pro forma	$(0.14)	$(0.20)

2) LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of March 31, 2004, had an accumulated deficit of $249.5 million. Cash used in operating activities for the three months ended March 31, 2004 was $1.5 million. The Company expects to have a net operating loss in 2004. At March 31, 2004, the Company’s principal source of liquidity was $4.4 million of cash and cash equivalents and five additional $1.0 million quarterly installment payments pursuant to the Securities Purchase Agreement (Purchase Agreement) (see Note 11 to these condensed financial statements) payable to the Company. On February 9, 2004 the Company entered into a Letter Agreement (Agreement) with an investment advisory firm. The purpose of the Agreement was to engage such firm to act as a non-exclusive placement agent for the Company in connection with a potential transaction. On April 23, 2004, the Company completed a $5.5 million Private Placement (the Private Placement) transaction. The Company incurred $350,000 of issuance costs with regards to the Private Placement. This transaction is described in Note 12 to these condensed financial statements. There can be no assurance that proceeds from the Purchase Agreement, the Private Placement and future revenues will be adequate to sustain operations through 2004. See Note 11 to these condensed financial statements for further explanation. If cash from the Purchase Agreement, the Private Placement and future revenues are insufficient to sustain operations, the Company may need to raise additional capital, which might not be available to the Company. Such conditions raise substantial doubt that the Company will be able to continue as a going concern.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, the Company’s competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting the Company’s traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for the Company to expand or to continue sales of its “coverage solution products” to small/medium sized Personal Communications Service (PCS) operators in North America. The Company continues to execute a significant cost reduction program for its products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. Other factors that could affect the Company’s future operating results and cause actual results to vary from the Company’s plans include, but are not limited to, its ability to raise capital, its dependence on key personnel, its dependence on a limited number of customers (with three customers accounting for 85.7% of the revenues for the three months ended March 31, 2004), its ability to continue doing business in the foreign countries where the Company is selling its products, its ability to produce new products, its ability to avoid the erosion of product prices, its ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, its ability to generate consistent sales, its ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company’s increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that the Company will achieve profitable operations in the near term and since the Company will continue to consume cash in the foreseeable future, the Company must reduce the negative cash flows in the near term to continue operations by either increasing revenues, decreasing operating expenses, or securing additional funding. However, there can be no assurances that the Company will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debts to the holders, in accordance with the Purchase Agreement, of the $16 million Notes (the Notes), including deferred interest under the Notes and the 2003 Bridge Loan as described in Note 11 to these condensed financial statements, or to any other creditors. Accordingly, should the Company file for bankruptcy, it is unlikely that any value would be received by its stockholders.

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

4) ACCOUNTS AND NOTES RECEIVABLE

Accounts and note receivable have decreased from $4.1 million (net of allowance for doubtful accounts of $0.3 million) at December 31, 2003 to $3.2 million (net of allowance for doubtful accounts of $0.3 million) at March 31, 2004.

At March 31, 2004, one customer, a related party (see Note 11 to these condensed financial statements), TECORE, Inc. (TECORE), represented 70% (or $2.2 million) of the net carrying amount of accounts receivable, a significant concentration of credit risk. The Company considered the status of this account in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of March 31, 2004. TECORE is also one of the Company’s significant investors and its designees currently hold four of the Company’s ten board seats. Two of the ten board seats are currently vacant.

The allowance for doubtful accounts receivable of $0.3 million at March 31, 2004 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

5) INVENTORIES

Inventories consist of the following (in thousands):

	Mar. 31, 2004	Dec. 31, 2003
Raw Materials	$9,221	$8,808
Work in Process	1,331	1,780
Finished Goods	26	26
Finished Goods Delivered to Customers	604	1,073

	$11,182	$11,687

6) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	Mar. 31, 2004	Dec. 31, 2003
Licensing and software development costs	$2,196	$2,196
Other long-term assets	201	215

	2,397	2,411
Accumulated Amortization	(86)	(22)

	$2,311	$2,389

Licensing and software development costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software to be integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as certain Company development milestones are reached. The total amount paid under this agreement was approximately $0.9 million at March 31, 2004 with the remaining balance of approximately $0.6 million in licensing and first year maintenance fees to be made as certain specified milestones are reached. Payments are expected to be made in 2004 and 2005. In addition to the licensing fees and non-recurring engineering fees paid, there will be royalties payable on a per unit basis.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003 at which point amortization of the capitalized software costs were started. This software is amortized using a straight-line method over a 5 year life. Amortization expense at March 31, 2004 was $86,475 and $21,619 at December 31, 2003. In addition to the $1.3 million that has previously been paid there is an additional licensing fee of $1.2 million payable, if 100 SuperCapacity base stations have been shipped; and royalties payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 SuperCapacity base stations. As of March 31, 2004 the Company has shipped 2 SuperCapacity base stations.

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

	THREE MONTHS ENDED
	Mar. 31, 2004	Mar. 31, 2003
Net loss attributable to common stockholders	$(6,645)	$(4,596)
Weighted average common shares outstanding	49,878,636	23,851,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.19)

Potentially dilutive securities consist of the following:
Options to purchase common stock	451,909	55,054
Warrants to purchase common stock	555,690	—
Stock underlying convertible debt	101,792,009	—
Stock underlying convertible interest	5,622,848	—

Total	108,422,456	55,054

8) STOCK-BASED COMPENSATION PLANS

Officers and employees of the Company were awarded options periodically for the purchase of common stock of the Company under the Company’s 1994 Stock Option Plan, as amended. The options, which expire five to ten years from the date of grant, are exercisable equally over a vesting period of two years and up to four years.

Effective April 1998, under the Company’s 1996 Independent Director Stock Option Plan, as amended, each independent director of the Company was eligible to receive a grant of options.

Effective September 1, 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan), which amended and restated the 1994 Stock Option and the 1996 Independent Director Stock Option Plan. Following amendments to the 1999 Plan approved by the Company’s stockholders in August 2003, the 1999 Plan provides for the issuance of a maximum of 30,742,986 shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, directors, and independent contractors. In the event of a change in control, as defined under the terms of the option agreements to which certain optionees and the Company are parties, two years of pending vesting, as to all stock options issued and outstanding prior to the closing of the Purchase Agreement described in Note 11 to these condensed financial statements in August 2003, will be accelerated for all option holders. A change in control occurred when SCP Private Equity II, L.P., a Delaware limited partnership (SCP II) and TECORE gained more than 50% voting control on a combined basis as provided for in the terms of the Purchase Agreement described in Note 11 to these condensed financial statements. This change of control occurred on January 7, 2004 when TECORE made its December 2003 quarterly installment payment in accordance to the terms of the Purchase Agreement. At such time two years of pending vesting on all options outstanding prior to the closing of the Purchase Agreement accelerated. The vesting for any options granted to employees and independent directors subsequent to the closing of the Purchase Agreement will not accelerate for any change in control as a result of the Purchase Agreement funding.

The following table summarizes option activity for the three months ended March 31, 2004:

	SHARES	EXERCISE	PRICE RANGE	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2003	22,082,182	$0.01	$39.75	$0.41
Granted	47,500	0.11	0.11	0.11
Terminated	(327,090)	0.01	39.75	4.26
Exercised	(14,047)	0.45	0.45	0.45

Outstanding at March 31, 2004	21,788,545	$0.01	$42.19	$0.42

For options outstanding and exercisable at March 31, 2004, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			WEIGHTED AVERAGE EXERCISE	WEIGHTED AVERAGE EXERCISE
	REMAINING
PRICE RANGE	NUMBER	LIFE	PRICE	NUMBER	PRICE
$0.01 - $0.10	20,040,926	9.4 years	$0.01	50,004	$0.01
0.11 – 0.44	47,500	9.9 years	$0.11	—	$0.11
0.45 - 1.00	800,031	7.6 years	$0.47	800,031	$0.47
1.01 - 2.50	214,192	5.2 years	$2.26	208,081	$2.30
2.51 - 5.00	355,054	6.7 years	$4.67	355,054	$4.67
5.01 - 42.19	330,842	5.9 years	$18.91	330,842	$18.91

	21,788,545	9.2 years	$0.42	1,744,012	$5.03

The outstanding options expire at various dates through September 2013. At March 31, 2004, a total of 1,744,012 shares were exercisable, with a weighted average exercise price of $5.03 per share. The weighted average remaining contractual life of options at March 31, 2004 with exercise prices ranging from $0.01 to $42.19 is 9.2 years.

During the three months ended March 31, 2004, 47,500 stock options were granted with a strike price of $0.11 per share, and 14,047 options were exercised. Stock options were granted to employees during August and September of 2003 in the amount of 20,081,926 with a strike price of $0.01 per share. As of March 31, 2004 20,040,926 of these stock options were outstanding. The Company has recorded deferred compensation of approximately $19.1 million that is being amortized ratably (non-cash impact) over the vesting period of two years. During the quarter and the three months ended March 31, 2004, compensation expense of $2.4 million was recognized in association with these grants. Total stock compensation expense for the three months ended March 31, 2004 and 2003 was $2.4 million and $71,000, respectively.

At March 31, 2004, a total of 7,700,608 shares of the Company’s common stock were available for future grants of stock options.

9) 1999 BRIDGE FINANCING

Through a private placement in June and July 1999, the Company issued $6,338,187 of securities composed of convertible promissory notes (1999 Bridge Notes) with attached warrants (the Bridge Warrants). The investors in these securities were also preferred stockholders. The 1999 Bridge Notes, which were to mature on December 11, 2000, bore interest at a rate of prime plus 2% and were payable upon maturity. The 1999 Bridge Notes were collateralized by a security interest in all assets of the Company, subordinated to a first lien for any debt incurred to finance receivables and inventories. The 1999 Bridge Notes were automatically convertible in the event that the Company closed on a private financing of at least $10 million or closed on an initial public offering of the Company’s common stock. As of September 16, 1999, the carrying value and accrued interest on the 1999 Bridge Notes totaling $6,485,985 was converted into Series G senior voting convertible preferred stock, which was subsequently converted into Company common stock.

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Bridge Warrants to purchase 518,335 shares of common stock were issued in June and August 1999 at an exercise price of $3.67 per share. In May 2001, the number of shares that can be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the Bridge Warrants as a result of the Company’s sale of Series B Convertible Preferred Stock at an effective exercise price of $3.14 per share. As of December 31, 2002, Bridge Warrants to purchase 456,945 shares of common stock were outstanding at an exercise price of $3.49 per share. In August 2003 the number of shares that could have been purchased upon exercise of the Bridge Warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s sale of Senior Secured Convertible Notes at a conversion price of $0.1081 per share and the Company’s issuance of shares of common stock to SCP Private Equity Partners II, L.P. (SCP II) valued at $0.1081 per share. In January and February 2004 there were exercises, including cashless exercises, of 1,803,731 Bridge Warrants at the adjusted exercise price of $0.43 per share resulting in the issuance of 1,284,947 shares of common stock. As of March 31, 2004, Bridge Warrants to purchase 100,778 shares of common stock were outstanding at an exercise price of $0.43 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009.

The conversion price of the Notes was adjusted from $0.1081 per share of common stock to approximately $0.1047 per share of common stock as a result of the exercise of Bridge Warrants described above.

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

With respect to the above matters, the Company believes it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

11) BRIDGE FINANCING / FUNDING TRANSACTION

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP II and together with TECORE, the Lenders), pursuant to which each of the Lenders agreed to make loans to the Company of up to $3.0 million (collectively, the Commitments or Bridge Loans), for an aggregate interim financing of $6.0 million. The annual interest rate on the Bridge Loans was 2% plus prime rate as quoted in The Wall Street Journal.

On August 13, 2003 the Company closed on a Securities Purchase Agreement (Purchase Agreement) to issue senior secured convertible notes (the Notes) of $4.0 million and $12.0 million to SCP II and TECORE (the Investment), respectively, and immediately received $9.0 million in proceeds ($4.0 million from SCP II and $5.0 million from TECORE). The Notes are collateralized by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the Lenders under the terms and conditions of the Purchase Agreement. Proceeds from the Investment were used to satisfy the principal balance due on the Bridge Loans ($6.0 million). The interest accrued on these Bridge Loans was deferred by the Lenders and will be due and payable four years from the closing date under the Purchase Agreement. Interest at the rate of 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of March 31, 2004, the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $12,070.

The balance of $7.0 million for the issuance of TECORE’s Note is payable in seven quarterly installments of $1.0 million each. As of March 31, 2004 the Company had received a total of $7.0 million from TECORE and received another $1.0 million subsequent to March 31, 2004. The chart below details the amounts planned, dates due and the dates received for this funding.

Source	Amount of Funding	Date Due	Date Received
SCP Private Equity Partners II, L.P.	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	9/30/03	10/8/03
TECORE, Inc.	$1,000,000	12/31/03	1/07/04
TECORE, Inc.	$1,000,000	3/31/04	4/14/04
TECORE, Inc.	$1,000,000	6/30/04	Not yet due
TECORE, Inc.	$1,000,000	9/30/04	Not yet due
TECORE, Inc.	$1,000,000	12/31/04	Not yet due
TECORE, Inc.	$1,000,000	3/31/05	Not yet due

The Notes are convertible, at any time, into shares of the Company’s common stock at an initial conversion price of $0.1081, subject to adjustment for certain future dilutive issuances of securities. The Notes also have voting rights equivalent to the number of shares into which the Notes could be converted at a deemed conversion price of $0.57. Interest on the Notes accrues at an annual rate of 12%. Both interest and the Notes are due and payable four years from the closing date of the Purchase Agreement. Any portion of the accrued interest may be converted at any time to shares of common stock at the applicable conversion price.

The conversion price of the Notes has been adjusted from $0.1081 per share of common stock to approximately $0.1047 per share of common stock as a result of the exercise of Bridge Warrants described in Note 9 to these condensed financial statements.

As a result of the conversion feature embedded in the Notes, which provide for conversion of the Notes into the Company’s common stock at any time, the Company recorded a charge to interest expense representing the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. Accordingly, a non-cash charge of $1.0 million was recorded to interest expense during the first quarter of 2004 when TECORE made its quarterly payment. The payment received in April will result in a $1.0 million interest expense charge in the second quarter of 2004. Assuming TECORE makes the four additional $1.0 million installment payments for its purchase of the Notes, the Company will record additional non-cash charges to interest expense, with respect to each installment paid, up to an additional $1.0 million for each payment received. The actual charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing of the Purchase Agreement.

As of March 31, 2004, there was a total of 49,979,783 shares outstanding with 105,068,632 shares issuable upon conversion of the principal amount of the Notes issued as of the closing date, after taking into account the preliminary anti-dilution adjustment of the conversion price of the Notes from $0.1081 per share to approximately $0.1047 per share (as described above) and the installments paid by TECORE on its Note through March 31, 2004. Additional shares of common stock will be issuable upon conversion of the Notes as TECORE pays the remaining installment payments and upon conversion of interest accrued on the Notes. The 105,068,632 shares and other shares issuable upon conversion of such additional principal and accrued interest will be excluded from the fully diluted loss per share calculation as their inclusion would be anti-dilutive.

TECORE is a supplier of switching equipment to the Company. At March 31, 2004, the TECORE Note could have been converted (exclusive of accrued interest, and assuming no conversion of the SCP II Note and any other convertible securities held by other investors) into approximately 57.2% of the Company’s outstanding common stock, and represented approximately 17.7% of the voting power of the Company. TECORE was the Company’s largest customer, accounting for 54% of the Company’s revenues during the three months ended March 31, 2004 and at March 31, 2004 owed the Company 70% of the Company’s net accounts receivable balance. At March 31, 2004, SCP II and SCP Private Equity Partners, L.P. (SCP), an affiliate of SCP II, held approximately 29.8% of the outstanding shares of the Company’s common stock (or 60. 2% assuming conversion of the SCP II Note and assuming no conversion of the TECORE Note or any other convertible securities held by other investors) and beneficially owned approximately 31.6% of the voting power of the Company, which represented the Company’s largest single voting block. Three of the Company’s directors are affiliates of TECORE. TECORE or one of its affiliates is negotiating an ownership interest in a customer of the Company who represented less than 1% of the Company’s revenues for the three months ended March 31, 2004.

12) SUBSEQUENT EVENTS

On April 9, 2004 TECORE converted $1.0 million of its convertible Note described in Note 11 to these condensed financial statements into 9,553,442 shares of common stock. At TECORE’s request the Company has agreed to register 5,000,000 of those shares for resale in a Registration Statement on Form S-3 to be filed with the Securities and Exchange Commission (SEC) in connection with a Private Placement closed on April 23, 2004.

On April 22, 2004 the Company entered into an agreement to sell to certain institutional investors 6,060,609 shares of common stock at $0.9075 per share in a Private Placement, resulting in gross proceeds of $5.5 million. The investors also received five and one half year warrants to purchase 3,030,307 shares of common stock at an exercise price of $1.32 per share. This Private Placement is described in detail in the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2004. The Company has agreed to register these shares for resale in a Registration Statement on Form S-3 to be filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our consolidated financial statements and related notes presented elsewhere in this Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended. The words, “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

OVERVIEW

This discussion should be read in conjunction with the Notes to Condensed Financial Statements contained elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM system of mobile voice and data transmission. We have substantial experience developing intellectual property in the wireless industry and products and market our products worldwide to operators of wireless networks and to certain military and public safety organizations. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving. For example, our product line now also includes our adaptive array SuperCapacity base station, using adaptive array technology to focus radio signals on individual handset antennas instead of spreading signals over the entire cell covered by one base station, and our RapidCell base station, a miniaturized version of our AdaptaCell base station configured for rapid deployment for use by emergency first responders or the military.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $118.0 million in net revenues from our inception through March 31, 2004. We have incurred substantial losses since commencing operations, and as of March 31, 2004, we had an accumulated deficit of $249.5 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base, we expect to continue to incur net losses at least through 2004. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources and Going Concern below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through March 31, 2004, our base stations were being used in twenty-five deployed systems. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 85.7% of our net revenues during the three months ended March 31, 2004. For the fiscal years ended December 31, 2001, 2002, and 2003, our revenue from direct sales to international customers was 19.2%, 29.1%, and 1.7%, respectively. In addition, revenue from OEM sales for international deployments was 14.1%, 49.0% and 39.8% for the years ended December 31, 2001, 2002, and 2003, respectively.

During 2001, we experienced a significant period of transition. In mid 2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action during the second, third, and fourth quarters to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in the following interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; our adaptive array technology for our AdaptaCell SuperCapacity base station; and our traditional GSM infrastructure market. While market demand continues to be uncertain, we believe our strategy and new direction offer the most stable and attractive opportunities for us. These four areas are interrelated and address the same basic market, that is, the wireless infrastructure market. We have had and expect to continue to experience, significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, has ranged up to eighteen months in time. The length and variability of our sales cycle is influenced by a number of factors beyond our control, including our customers’ build out and deployment schedules; our customers’ access to product purchase financing; our customers’ degree of familiarity with our products; the need for functional demonstrations and field trials; the manufacturing lead time for our products; delays in final acceptance of products following shipments; regulatory developments; and our revenue recognition policies. The effect of our potentially long sales cycle on our results is compounded by our current dependence on a small number of customers.

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

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to increase in 2004 from 2003 levels as we further the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards. The cost incurred for software development performed by third parties through development agreements are carried on the balance sheet as an intangible asset until the product is deployed. Subsequent to deployment the cost is amortized over the life of the product. Currently one of the two software products that were being capitalized is being marketed and the amortization began in the fourth quarter of 2003.

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

RESULTS OF OPERATIONS The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended March 31,
	2004	2003
REVENUES
Equipment Revenues	62.9%	80.2%
Services Revenues	37.1%	19.8%

Total Revenues	100.0%	100.0%

COST OF REVENUES
Equipment Cost of Revenues	50.7%	61.6%
Services Cost of Revenues	16.8%	18.0%
Write down of obsolete and excess inventory	5.0%	—

Total Cost of Revenues	72.5%	79.6%

Gross profit	27.5%	20.4%

OPERATING EXPENSES
Research and development	80.1%	140.8%
Sales and marketing	20.0%	45.7%
General and administrative	60.4%	55.3%

Total costs and expenses	160.5%	241.8%

LOSS FROM OPERATIONS	(133.0)%	(221.4)%

TOTAL OTHER EXPENSE, NET	(33.0)%	(1.3)%

NET LOSS	(166.0)%	(222.7)%
PREFERRED DIVIDENDS	0.0%	(33.4)%

NET LOSS ATTRIBUTABLE TO COMMON STOCK HOLDERS	(166.0)%	(256.1)%

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net revenue: Net revenues for the three months ended March 31, 2004 increased $2.2 million or 123% to $4.0 million compared to $1.8 million for the three months ended March 31, 2003. This increase was largely attributable to increased revenues from our OEM, TECORE and our government customers. Service revenue increased $1.1 million during the three months ended March 31, 2004 to $1.5 million compared to $0.4 million for the three months ended March 31, 2003. Approximately $3.4 million (85.7%) of the revenue in the first three months of 2004 was generated by three customers.

Through a series of expense reduction efforts and product cost initiatives, we estimate that we can achieve a positive cash flow from operations with revenue of approximately $12.0 million per quarter based on the 2003 margin rate. To address the need for revenue growth, our selling strategy shifted in 2002 from a direct sales strategy to relying primarily on OEMs and agents to sell and distribute our products. To this end, we signed OEM agreements with three new OEMs during 2003. These new OEMs include Alcatel USA Sourcing, a major defense contractor and a Middle East OEM. With a direct sales and marketing staff of four, OEM and agent revenue are critical to our survival. Our 2004 business plan projects revenue of $24-28 million. Achievement of this plan will require a substantial pick up of new orders during the next three quarters.

Gross profit: Gross profit for the three months ended March 31, 2004 increased $0.7 million to $1.1 million as compared to $0.4 million for the three month period ended March 31, 2003. The gross profit margins were 27.5% and 20.4% for the three months ended March 31, 2004 and 2003, respectively. The increase in the gross profit margin was primarily attributable to a shift in the composition of business to more service and customer funded development revenues. Based upon our estimated view that the telecommunications market will experience a turnaround in the future, our improved product mix, successful implementation of cost reductions, and the refocus of our sales efforts toward the SuperCapacity AdaptaCell and RapidCell base stations, we believe our gross margin percentage will remain flat but may improve in the second half of 2004 from year end levels if revenue levels meet projections. However, future market conditions and economic conditions could affect the achievement of this objective. Cost of goods sold also includes approximately $48,000 of non-cash stock compensation expense.

Total other (expense) income: Total other (expense) income for the three months ended March 31, 2004 decreased to an expense of $1.3 million compared to an expense of $23,000 for the three month period ended March 31, 2003. This decrease was primarily attributable to $1.0 million of expense for the beneficial conversion feature associated with the convertible debt financing described in Note 11 to our condensed financial statements. As a result of the conversion feature embedded in the Notes, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we recorded a charge to interest expense representing the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. In January 2004 we received a payment of $1.0 million from TECORE and therefore a charge to interest expense of $1.0 million was recorded in the first quarter of 2004. Assuming TECORE makes the five remaining $1.0 million installment payments for its purchase of the Notes, we will record additional non-cash charges to interest expense, with respect to each installment paid, up to an additional $1.0 million in each quarter thereafter through March 2005. The actual charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing under the Purchase Agreement.

Stock compensation expenses: Stock compensation expenses for the three months ended March 31, 2004 were $2.4 million compared to $71,000 for the three months ended March 31, 2003. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of sales based on the department in which the employee who receives the stock options is working as described in Note 8 to our condensed financial statements. During 2003, we amended our stock option plan with the approval of our shareholders. Under the amended plan the number of options available for grant was increased to 30,742,986. Also during 2003, 20,081,926 options at an exercise price of $0.01 per share were granted to employees. The granting of these stock options to employees resulted in a non-cash charge to deferred compensation expense of $19.1 million amortized ratably over the two year vesting period ending in September 2005. The $2.4 million of stock compensation expense during the three months ended March 31, 2004 is the amortization of the deferred compensation expense related to these options.

Research and development: Research and development expenses for the three months ended March 31, 2004 increased $0.7 million or 28% to $3.2 million compared to $2.5 million for the three month period ended March 31, 2003. This increase was due primarily to the $0.7 million of non–cash stock compensation expense in 2004 compared with none in 2003. We expect Research and Development costs to continue to trend upward in 2004 for two reasons: (1) the current efforts to increase engineering headcount and (2) the research and development portion of non-cash stock compensation expense is expected to increase from $0.7 million in 2003 to approximately $1.8 million in 2004.

Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2004 remained the same at $0.8 million as compared to $0.8 million for the three months ended March 31, 2003. We are expecting Sales and Marketing costs to trend upward in 2004 for two reasons: 1) increased revenue should result in increased sales commissions and 2) the sales and marketing related portion of the non-cash stock compensation expense is expected to increase from $0.2 million in 2003 to $0.8 million in 2004.

General and administrative: General and administrative expenses for the three months ended March 31, 2004 increased $1.4 million or 140% to $2.4 million as compared to $1.0 million for the three months ended March 31, 2003. The $1.4 million increase is primarily due to an increase in the non–cash stock compensation expense of $1.4 million associated with the stock options granted to employees. We expect general and administrative expenses will increase in 2004 as the general and administrative portion of the non-cash stock compensation expense is expected to increase from $2.7 million in 2003 to over $6.5 million in 2004.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years
Operating lease obligations	$593	$379	$205	$9
Capital lease obligations	45	42	3	—
Other purchase obligations and commitments [1]	1,425	1,425	—	—
Long-term debt obligations [2]	11,932	—	—	11,932

Total	$13,995	$1,846	$208	$11,941

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in Note 6 to our condensed financial statements.

[2]	Includes accrued interest on the Bridge Loan of $160,741 through its maturity date of August 13, 2003 and accrued interest on installments received on the Purchase Agreement Notes as of March 31, 2004.

Certain remaining obligations under our agreement with ArrayComm are not included above as they are contingent upon the shipment of 100 SuperCapacity base stations, which cannot be defined at this point.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of March 31, 2004, had an accumulated deficit of $249.5 million. Cash used in operating activities for the three months ended March 31, 2004 was $1.5 million. We expect to have a net operating loss in 2004. At March 31, 2004, our principal source of liquidity was $4.4 million of cash and cash equivalents and five additional $1.0 million quarterly installment payments pursuant to the Securities Purchase Agreement (Purchase Agreement) (see Note 11 to these condensed financial statements) payable to us. On February 9, 2004 we entered into a Letter Agreement (Agreement) with an investment advisory firm. The purpose of the Agreement was to engage such firm to act as a non-exclusive placement agent for us in connection with a potential transaction. On April 23, 2004, we completed a $5.5 million private placement transaction (the Private Placement). We incurred $350,000 of issuance costs with regards to the Private Placement. This transaction is described in Note 12 to our condensed financial statements. As of April 20, 2004, we had $ 4.7 million in customer purchase order commitments. There can be no assurance that proceeds from the Purchase Agreement, the Private Placement and future revenues will be adequate to sustain operations through 2004. See Note 11 to our condensed financial statements for further explanation. Our current 2004 operating plan projects that cash available from planned revenue of $24-28 million combined with the $4.5 million on hand at April 20, 2004 and the future payments payable by TECORE pursuant to the Purchase Agreement may be adequate to defer the requirement for additional funding through 2004. If cash from the Purchase Agreement, the Private Placement and future revenues are insufficient to sustain operations, we may need to raise additional capital, which might not be available to us. Such conditions raise substantial doubt that we will be able to continue as a going concern.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small/medium sized Personal Communications Service (PCS) operators in North America. We continue to execute a significant cost reduction program for our products and have programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. As our principal customer and OEM, TECORE anticipates it will purchase approximately $10 million of our products in 2004. TECORE is pursuing opportunities with private, public and government wireless operators located in North America, South America, the Middle East, Africa, Europe and Asia. We cannot provide any assurance that TECORE will provide us with this level of anticipated sales in 2004. Factors which could help TECORE in its efforts to sell at least $10 million of our products in 2004 include: our ability to reduce prices to enhance competition; our ability to support trials for our adaptive array SuperCapacity base station product and our ability to produce sufficient levels of inventories to meet short-term delivery schedules. Factors which could hinder TECORE in its efforts to sell at least $10 million of our products in 2004 include: our failure to meet scheduled delivery dates for existing and future orders; our failure to reduce prices or to otherwise effectively compete against certain competitors and the realization of any other risk factors included in this Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Other factors that could affect our future operating results and cause actual results to vary from our plans include, but are not limited to, achievement of the $24-28 million revenue plan for 2004 will require substantial increases in new orders from the revenue levels reported in the current quarter, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with three customers accounting for 85.7% of the revenues for the three months ended March 31, 2004), our ability to continue doing business in the foreign countries where we are selling our products, our ability to produce new products, our ability to avoid the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on our increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that we will achieve profitable operations in the near term, and since we will continue to consume cash in the foreseeable future, we must reduce the negative cash flows in the near term to continue operations by either increasing revenues, decreasing operating expenses, or securing additional funding. However, there can be no assurances that we will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debts to the holders, in accordance with the Purchase Agreement, of the $16 million Notes (the Notes), including deferred interest under the Notes and the 2003 Bridge Loan as described in Note 11 to our condensed financial statements, or to any other creditors. Accordingly, should we file for bankruptcy, it is unlikely that any value would be received by our stockholders.

Under continued listing Standard 1(Nasdaq rule 4450(a)), companies listed on the Nasdaq National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). If a stock fails to trade at the minimum bid price level for thirty consecutive business days, Nasdaq will notify the company of its deficiency in writing. The company then has ninety days to cure the deficiency and return its stock to compliance for at least ten consecutive business days (but possibly longer at the discretion of Nasdaq). During the month of January, 2004 our share price traded below the required minimum of $1.00 per share; however, subsequent to the end of January, 2004, our stock has traded above the required minimum of $1.00 per share. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard for continued listing on Nasdaq and that the liquidity that Nasdaq provides will be available to investors in the future. On August 8, 2003 our shareholders approved a resolution allowing our Board of Directors the flexibility to implement a reverse stock split if necessary to remain Nasdaq compliant. This authorization expires one year from the approval date.

As of March 31, 2004, our stockholders’ equity was $7.3 million and was below the $10 million requirement under Nasdaq continued listing Standard 1(rule 4450(a)). Alternatively, Nasdaq continued listing Standard 2(rule 4450(b)) requires a market value of $50 million, the market value of listed shares of $15 million and a minimum bid price of $1.00 with no stockholders’ equity requirement. During portions of the first quarter of 2004, we satisfied listing Standard 2. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with either minimum standard for continued listing on the Nasdaq National Market or the Nasdaq SmallCap Market and that the liquidity that Nasdaq provides will be available to investors in the future. Proceeds received from the Private Placement announced on April 23, 2004 and the conversion of $1.0 million of debt by TECORE, addressed in Item 5. Other Information in Part II of this Report on Form 10-Q, have increased our stockholders’ equity above $10 million.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended March 31, 2004 was $1.5 million compared to net cash used in operating activities of $4.2 million for the three months ended March 31, 2003. The $2.7 million improvement in net cash used in operating activities was primarily attributable to reduced losses net of non-cash charges and a $1.1 million increase in receivables in the first quarter of 2003. In the quarter ended March 31, 2004 the Net Loss Attributable to Common Stockholders was ($6.6) million and included $3.7 million of non-cash charges netting to a loss of $2.9 million. In 2003, the Net Loss Attributable to Common Stockholders was ($4.6) million and included $.7 million of non-cash charges netting to a loss of $3.9 million.

Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment (see our revenue recognition policy in the Critical Accounting Policies And Estimates section below), our customers are billed as contractual milestones are met. Deposits ranging from 0 - 50% of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires investments in working capital as our revenues increase. As of March 31, 2004, our net accounts receivable balance was $3.2 million. Of this balance 70% is attributable to one customer (a related party). In addition, our inventory balance includes $1.3 million of slow moving inventory as of March 31, 2004. We believe that the $1.3 million is realizable inventory but there can be no assurance of the value that will actually be realized from the sale of this inventory. As of March 31, 2004 we had $0.4 million of finished goods inventory at one customer location. We have filed a UCC-1 perfecting our security interest in this inventory at this customer location.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities (capital expenditures) for the three months ended March 31, 2004 was $126,000 compared to net cash used for capital expenditures for the three months ended March 31, 2003 of $37,000. The level of capital expenditures remains low, as the physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2004 compared to net cash provided by financing activities of $4.8 million for the three months ended March 31, 2003. The difference was primarily due to the receipt of $1.0 million in proceeds from the transaction closed under the Purchase Agreement during the three months ended March 31, 2004 and $4.8 million in proceeds from the transaction closed under the Bridge Financing during the three months ended March 31, 2003 described fully in Note 11 to our condensed financial statements.

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

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance is reduced when a customer which previously was deemed a collection risk makes payments to us eliminating the need for the allowance or when a receivable is written off.

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

Long-lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets totaled $7.1 million as of March 31, 2004 including licensing and software development costs. Upon our determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Unsuccessful product marketing or continued substantial operating losses could result in an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

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

RISK FACTORS

In addition to the following risk factors, see RISK FACTORS included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Intense price performance competition for mobile switch centers will reduce sales opportunities in North American markets. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels targeting our traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small/medium sized Personal Communications Service (PCS) operators in North America. We are executing a significant cost reduction program for our products and have programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. If we are unable to overcome the current competitive pressures facing us in connection with our traditional target market of small to medium operators for cost effective coverage solutions, we may be unable to compete against our larger competitors for future sales to small and medium sized PCS operators in North America.

Sales in certain foreign countries pose unique and significant risks. A substantial portion of our product sales in 2004 were directly or indirectly made to operators in foreign countries, including countries experiencing armed conflict, civil unrest and instability, reports of terrorist activities, and anti-American sentiment and activities. Conditions in these countries present unique and significant risks. Actions by foreign governments or hostile forces could result in harm to our personnel or our customers’ personnel and could materially adversely affect our business.

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

Some of our large investors may attempt to sell their common stock, which may depress the market price of our securities. Mellon Ventures, SCP II, TECORE, and the Private Placement investors in the aggregate each beneficially hold more than 5% of our outstanding common stock. If any one of these investors sells their common shares, the number of buyers in the market may not support the shares sold and the market price of our shares could drop. The effect of these sales could be further accelerated in the event that we are not able to maintain our Nasdaq National Market listing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. When we invest proceeds from our financing activities, we invest proceeds in interest bearing, investment grade securities maturing within 24 months. Our transactions are generally conducted, and our accounts are denominated in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at March 31, 2004.

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

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Sarbanes/Oxley Act of 2002 requires companies such as us that are not accelerated filers, to comply with more stringent internal control system and monitoring requirements beginning in 2005. This will require that we have a complete internal control system in place by the start of fiscal year 2005. Compliance with this new requirement may place an expensive burden and significant time constraint on companies with limited resources.

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

ITEM 5. OTHER INFORMATION

On March 15, 2004 Mr. James W. Brown and Mr. Christopher J. Doherty resigned from the Board of Directors for the Company. At the time of both resignations, neither of the directors expressed any differences with the Company with respect to accounting practices or corporate governance.

On March 19, 2004 Mr. George M. Calhoun was appointed Chairman of the Board for the Company.

On April 9, 2004 TECORE converted $1.0 million of its convertible Note into 9,553,442 shares of our common stock. At TECORE’s request the Company has agreed to register 5,000,000 of those shares for resale in a Registration Statement on Form S-3 to be filed with the Securities and Exchange Commission in connection with the Private Placement closed on April 23, 2004.

On April 22, 2004 the Company entered into an agreement to sell to certain institutional investors 6,060,609 shares of common stock at $0.9075 per share in a Private Placement. The Private Placement closed April 23, 2004, resulting in gross proceeds of $5.5 million. The investors also received a five and one half year warrant to purchase 3,030,307 shares of common stock at an exercise price of $1.32 per share. This Private Placement is described in detail in our Current Report on Form 8-K filed with the SEC on April 23, 2004. The Company has agreed to register these shares for resale in a Registration Statement on Form S-3 to be filed with the SEC.

On May 3, 2004 Mr. Munzer Kayyem resigned from the Board of Directors of the Company. At the time of his resignation Mr. Kayyem did not express any differences with the Company with respect to accounting practices or corporate governance.

On May 6, 2004 Mr. Daniel A. Saginario was appointed to the Board of Directors of the Company to fill the vacancy created by Mr. Kayyem’s resignation. Mr. Saginario replaces Mr. Kayyem as one of the four seats on the board held by TECORE and its designees. Mr. Saginario was appointed to serve as a member of the Compensation Committee and the Nominating/Corporate Governance Committee, and effective June 1, 2004, the Audit Committee. Prior to joining AirNet as a director on May 6, 2004, Daniel A. Saginario has been a director of YDI Wireless since April 2003. From January 2000 until February 2003, he was Chief Executive Officer, President, and a director of ioWave, Inc. From January 1998 to January 2000, he was President of the Global Network Solutions division of L-3 Communications, a multi-billion dollar public company specializing in the supply of military technology. Mr. Saginario also spent over thirty years in various positions at NYNEX (now Verizon), where his positions included President of NYNEX Interactive Information Services Company, a holding company managing certain of NYNEX’s investments, and Corporate Director - Strategic Planning & Corporate Development. Mr. Saginario holds a B.B.A. from Baruch College and an M.B.A from Pace University.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

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

b. Reports on Form 8-K

The Company filed Current Report on Form 8-K with the Securities and Exchange Commission on January 9, 2004 filing one exhibit under Item 7, Financial Statements and Exhibits, and reporting one event under Item 12, Results of Operations and Financial Condition.

The Company filed Current Report on Form 8-K with the Securities and Exchange Commission on March 8, 2004 filing one exhibit under Item 7, Financial Statements and Exhibits, and reporting one event under Item 12, Results of Operations and Financial Condition.

The Company filed Current Report on Form 8-K with the Securities and Exchange Commission on March 19, 2004 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004

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