Form 10-Q
period 2004-06-30
AIRNET COMMUNICATIONS CORP
filed 2004-08-13
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2004, was:

65,736,904 Common stock, par value $.001 per share

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2004	Dec. 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,660	$5,060
Accounts receivable - net of allowance for doubtful accounts of $ 275 at June 30, 2004 and Dec 31, 2003, respectively.	5,176	3,849
Inventories	9,833	11,687
Notes receivable	—	257
Other	660	1,262

TOTAL CURRENT ASSETS	24,329	22,115

Property and equipment, net	4,262	5,553
Deposits	71	71
Other long-term assets	2,247	2,318

TOTAL ASSETS	$30,909	$30,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,621	$2,622
Accrued payroll and other expenses	2,801	3,459
Current portion of capital lease obligations	19	65
Customer deposits	1,195	2,081
Deferred revenues	798	575

TOTAL CURRENT LIABILITIES	7,434	8,802

LONG-TERM LIABILITIES
Long-term debt	11,000	10,000
Long-term accounts payable	—	69
Capital lease obligations, less current portion	—	5
Other long term liabilities	1,292	617

TOTAL LONG-TERM LIABILITIES	12,292	10,691

TOTAL LIABILITIES	19,726	19,493

STOCKHOLDERS’ EQUITY	11,183	10,564

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,909	$30,057

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	UNAUDITED
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUES
Equipment Revenues	$3,694	$3,180	$6,214	$4,621
Services Revenues	1,748	1,260	3,233	1,614

Total Net Revenues	5,442	4,440	9,447	6,235
COST OF REVENUES
Equipment Cost of Revenues	2,924	2,526	4,954	3,631
Services Cost of Revenues	1,157	785	1,832	1,108
Write-down of excess and obsolete inventory	—	196	200	196

Total Cost of Revenues	4,081	3,507	6,986	4,935

Gross profit	1,361	933	2,461	1,300

OPERATING EXPENSES (1):
Research and development	2,645	2,062	5,852	4,589
Sales and marketing	658	536	1,458	1,355
General and administrative	2,354	815	4,769	1,808

Total costs and expenses	5,657	3,413	12,079	7,752

LOSS FROM OPERATIONS	(4,296)	(2,480)	(9,618)	(6,452)

OTHER (EXPENSE) INCOME, NET
Interest income	24	24	39	55
Non-cash debt conversion interest charge	(1,000)	—	(2,000)	—
Interest charged on convertible debt	(334)	—	(676)	—
Interest Expense	(1)	(71)	(3)	(126)
Other income	2	1	8	2

TOTAL OTHER EXPENSE NET	(1,309)	(46)	(2,632)	(69)

NET LOSS	(5,605)	(2,526)	(12,250)	(6,521)

PREFERRED DIVIDENDS	—	(600)	—	(1,200)

NET LOSS ATTRIBUTABLE TO COMMON STOCK HOLDERS	$(5,605)	$(3,126)	$(12,250)	$(7,721)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.09)	$(0.13)	$(0.22)	$(0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	63,304,472	23,854,132	56,461,319	23,852,865

1)	Operating expenses include non-cash stock compensation expenses of $2,294 and $4,631 for the three and six month periods ended June 30, 2004, respectively.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004

(In thousands except shares)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Note Receivable- Officer and Former Officer	Total
	Shares	Amount
BALANCE DECEMBER 31, 2003	48,680,789	$49	$269,184	$(242,920)	$(15,644)	$(105)	$10,564
Beneficial conversion feature - debt	—	—	1,000	—	—	—	1,000
Exercise of common stock options	14,047	—	5	—	—	—	5
Exercise of Warrants	1,284,947	1	11	—	—	—	12
Deferred stock based compensation	—	—	64	—	(64)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,387	—	2,387
Forfeiture of common stock options	—	—	(109)	—	109	—	—
Net loss	—	—	—	(6,645)	—	—	(6,645)

BALANCE MARCH 31, 2004	49,979,783	$50	$270,155	$(249,565)	$(13,212)	$(105)	$7,323
Beneficial conversion feature - debt	—	—	1,000	—	—	—	1,000
Exercise of common stock options	129,297	—	61	—	—	—	61
Exercise of Warrants	13,773	—	7	—	—	—	7
Deferred stock based compensation	—	—	117	—	(117)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,340	—	2,340
Private Placement, net of offering costs	6,060,609	6	5,051	—	—	—	5,057
Note conversion to common stock	9,553,442	10	990	—	—	—	1,000
Forfeiture of common stock options	—	—	(196)	—	196	—	—
Net loss	—	—	—	(5,605)	—	—	(5,605)

BALANCE JUNE 30, 2004	65,736,904	$66	$277,185	$(255,170)	$(10,793)	$(105)	$11,183

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	UNAUDITED
	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net cash used in operating activities	$(10,135)	$(3,064)
Non-cash debt conversion interest charge	2,000	—
Non-cash stock compensation expense	4,727	—

OPERATING ACTIVITIES - NET CASH USED IN OPERATING ACTIVITIES	(3,408)	(3,064)

INVESTING ACTIVITIES:
Cash paid for acquisition of capital assets	(83)	(98)

NET CASH USED IN INVESTING ACTIVITIES	(83)	(98)
FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	2,000	6,000
Net proceeds from issuance of common stocks	5,142	6
Principal payments on capital lease obligations	(51)	(38)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,091	5,968

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,600	2,806

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,060	3,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,660	$6,011

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(FOR THE SIX MONTHS ENDED JUNE 30, 2004)

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or for any future period.

Certain prior period amounts have been reclassified to conform to current period presentation.

Stock-Based Compensation- The Company adopted the disclosure only provision of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (Statement 123). Under Statement 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25 compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. The Company has chosen to use the intrinsic value method and compensation expense is recognized only for stock option grants with an exercise price that is below the market price on the date of grant. In December 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Statement No. 123 (Statement 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented Statement 148 effective January 1, 2003 regarding the disclosure requirements for condensed financial statements for interim periods. The Company did not change to the fair value based method of accounting for stock-based employee compensation.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003
Net loss attributable to common stock, as reported	$(5,605)	$(3,126)	$(12,250)	$(7,721)
Add: Stock -based employee compensation expense included in reported net loss	2,340	—	4,727	—
Deduct: Pro forma fair value stock compensation expense	(1,892)	(269)	(4,504)	(580)

Pro forma net loss attributable to common stock	$(5,157)	$(3,395)	$(12,027)	$(8,301)

Net loss per share attributable to common shareholders — basic and diluted, as reported	$(0.09)	$(0.13)	$(0.22)	$(0.32)

Net loss per share attributable to common shareholders — basic and diluted, pro forma	$(0.08)	$(0.14)	$(0.21)	$(0.35)

2) LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of June 30, 2004, had an accumulated deficit of $255.2 million. Cash used in operating activities for the six months ended June 30, 2004 was $3.4 million. The Company expects to have a net operating loss for at least the next six quarters. At June 30, 2004, our principal source of liquidity was $8.7 million of cash and cash equivalents and the commitment of four additional $1.0 million quarterly installment payments (one of which was paid subsequent to June 30, 2004) pursuant to the Securities Purchase Agreement (Purchase Agreement) (see note 11 to these condensed financial statements) payable to us and accounts receivables totaling $5.2 million. On April 26, 2004, the Company completed a $5.5 million private placement transaction (the Private Placement). The Company incurred $443 thousand of issuance costs with regard to the Private Placement. This transaction is described in note 12 to our condensed financial statements. As of June 30, 2004, the Company had $ 5.9 million in customer purchase order commitments. Our current 2004 operating plan projects that cash generated from planned revenue of $24-28 million combined with the $8.7 million on hand at June 30, 2004 and the future payments payable by TECORE, Inc. (TECORE) pursuant to the Purchase Agreement will be adequate to defer the requirement for additional funding through 2004; however, there can be no assurance that proceeds from the Purchase Agreement, the Private Placement and future revenues will be adequate to sustain operations through 2004. See notes 11 and 12 to our condensed financial statements for further explanation. If cash from the Purchase Agreement, the Private Placement and future revenue are insufficient to sustain operations, the Company may need to raise additional capital. Such conditions raise substantial doubt that the Company will be able to continue as a going concern.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small/medium sized Personal Communications Service (PCS) operators in North America. The Company continues to execute a significant cost reduction program for our products and have programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. As our principal customer and Original Equipment Manufacturer (OEM), TECORE anticipates it will purchase approximately $10 million of our products in 2004. Revenue of $3.9 million (41.3% of total revenue) from sales to TECORE was recognized during the six-months ended June 30, 2004. TECORE is pursuing opportunities with private, public and government wireless operators located in North America, South America, the Middle East, Africa, Europe and Asia. The Company cannot provide any assurance that TECORE will provide us with this level of anticipated sales in 2004. Factors which could help TECORE in its efforts to sell at least $10 million of our products in 2004 include: our ability to reduce prices to enhance competition; our ability to support trials for our adaptive array SuperCapacity base station product and our ability to produce sufficient levels of inventory to meet short-term delivery schedules. Factors which could hinder TECORE in its efforts to sell at least $10 million of our products in 2004 include: our failure to meet scheduled delivery dates for existing and future orders; our failure to reduce prices or to otherwise effectively compete against certain competitors and the realization of any other risk factors included in this Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and other SEC filings. Other factors that could affect our future operating results and cause actual results to vary from our plans include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with three customers accounting for 71.5% of the revenue for the three months ended June 30, 2004), our ability to continue doing business in certain foreign countries where our products are currently sold, our ability to produce new products, our ability to avoid the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Achievement of the $24-28 million revenue plan for 2004 will require substantial increases in new orders from the revenue levels reported in the current quarter. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on our increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that the Company will achieve profitable operations in the near term, and since the Company will continue to consume cash in the foreseeable future, the Company must reduce the negative cash flows in the near term to continue operations by either increasing revenues, decreasing operating expenses, or securing additional funding. However, there can be no assurances that the Company will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize our capital structure and operations, or whether the Company could realize sufficient value for our assets to satisfy fully the debts to the holders, in accordance with the Purchase Agreement, of the $16 million Notes (the Notes), including deferred interest under the Notes and the 2003 Bridge Loan as described in Note 11 to our condensed financial statements, or to any other creditors. Accordingly, should the Company file for bankruptcy; there is no assurance that our stockholders would receive any value.

Considering the uncertainty regarding the Company’s ability to materially increase sales, its cash requirements in 2004 and/or into 2005 will likely exceed available cash resources. As a result of this condition, management is currently evaluating (i) whether to engage a financial advisor to assist in evaluating the Company’s strategic business options, (ii) certain opportunities to obtain additional debt or equity financing; and (iii) seeking a strategic acquisition or other transaction that would improve the Company’s liquidity and capital resource position and could potentially increase revenue faster than the Company’s current resources could facilitate.

No assurances can be given that additional financing will continue to be available to the Company on acceptable terms, or at all. If the Company is unsuccessful in its plans to (i) generate sufficient revenues from new and existing products sales; (ii) diversify its customer base; (iii) decrease costs of goods sold, and achieve higher operating margins; (iv) obtain additional debt or equity financing; or (v) otherwise consummate a transaction that improves its liquidity position, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund the Company’s operations, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

The Company recognizes revenue for certain service contracts on a straight-line basis, unless the Company’s obligation is fulfilled in a different pattern over the contractual terms of the agreements. Revenue on certain long-term projects is recognized on a percentage of completion basis.

Revenue is recognized on product sales to OEMs when title to the product passes to the OEM, which typically occurs at the point of shipment.

4) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have increased from $4.1 million (net of allowance for doubtful accounts of $275 thousand) at December 31, 2003 to $5.2 million (net of allowance for doubtful accounts of $275 thousand) at June 30, 2004.

At June 30, 2004, TECORE, a related party (see Note 11 to these condensed financial statements), represented 36.7% (or $1.9 million) of the net carrying amount of accounts receivable, a significant concentration of credit risk; of the $1.9 million, $0.7 million was over sixty days past due. The Company considered the status of this account in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of June 30, 2004. TECORE is also one of the Company’s significant investors and its designees currently hold two of the Company’s ten board seats. Two of the ten board seats are currently vacant.

The allowance for doubtful accounts receivable of $0.3 million at June 30, 2004 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

5) INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2004	Dec. 31, 2003
Raw Materials	$8,003	$8,808
Work in Process	1,139	1,780
Finished Goods	691	1,099

	$9,833	$11,687

6) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	June 30, 2004	Dec. 31, 2003
Licensing and software development costs	$2,298	$2,196
Other long-term assets	117	144

	2,415	2,340
Accumulated Amortization	(168)	(22)

	$2,247	$2,318

Licensing and software development costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software which has been integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as certain Company development milestones are reached. The total amount paid under this agreement was approximately $0.9 million at June 30, 2004. The remaining balance of approximately $0.6 million in licensing and first year maintenance fees are payable as certain specified milestones are reached, with payments expected in 2004 and 2005. During the second quarter of 2004, the Company began marketing the EDGE software and therefore commenced amortizing this product. Accumulated amortization at June 30, 2004 and amortization expense for both the three and six month periods ended June 30, 2004 was $14,978. In addition to the licensing fees and non-recurring engineering fees paid, royalties will be payable on a per unit basis.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003, at which point, recognition of amortization commenced using a straight-line method over a five year estimated useful life. Amortization expense for the three and six month periods ended June 30, 2004 were $64,856 and $129,713, respectively and accumulated amortization at June 30, 2004 and December 31, 2003 was $151,331 and $21,619, respectively. In addition to the $1.3 million of software costs, a licensing fee of $1.2 million is payable 30 days following the shipment of the 100th SuperCapacity base station; and royalties are payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 SuperCapacity base stations. As of June 30, 2004 the Company has shipped 4 SuperCapacity base stations.

The third agreement pertains to a license buy-out for a supplement to the Company’s EDGE software. The total amount paid under this agreement was $103 thousand, which represents a one-time license fee. No royalties are due under this agreement. This supplement is currently integrated into the Company’s base station product line and therefore being amortized over its estimated useful life of five years. Accumulated amortization at June 30, 2004 and amortization expense for both the three and six month periods ended June 30, 2004 was $1,708.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss attributable to common stockholders	$(5,605)	$(3,126)	$(12,250)	$(7,721)
Weighted average common shares outstanding	63,304,472	23,854,132	56,461,319	23,852,865
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.13)	$(0.22)	$(0.32)

Potentially dilutive securities consist of the following:
Options to purchase common stock	19,833,012	103,161	19,781,943	79,269
Warrants to purchase common stock	90,448	—	354,825	—
Stock underlying convertible debt	105,083,052	—	103,204,515	—
Stock underlying convertible interest	8,874,944	—	7,239,635	—
Convertible preferred stock	—	9,554,140	—	9,554,140

Total	133,881,456	9,657,301	130,580,918	9,633,409

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

Effective September 1, 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan), which amended and restated the 1994 Stock Option Plan and the 1996 Independent Director Stock Option Plan. Following amendments to the 1999 Plan approved by the Company’s stockholders in August 2003, the 1999 Plan provides for the issuance of a maximum of 30,742,986 shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, directors, and independent contractors. In the event of a change in control, as defined under the terms of the option agreements to which certain optionees and the Company are parties, two years of pending vesting, as to all such stock options issued and outstanding prior to the closing of the Purchase Agreement described in Note 11 to these condensed financial statements in August 2003, will be accelerated for those option holders. A change in control occurred when SCP Private Equity II, L.P., a Delaware limited partnership (SCP II) and TECORE gained more than 50% voting control on a combined basis as provided for in the terms of the Purchase Agreement described in Note 11 to these condensed financial statements. This change of control occurred on January 7, 2004 when TECORE made its December 2003 quarterly installment payment in accordance to the terms of the Purchase Agreement. At such time two years of pending vesting on all such options outstanding prior to the closing of the Purchase Agreement accelerated. The vesting for any options granted to employees and independent directors subsequent to the closing of the Purchase Agreement will not accelerate for any change in control as a result of the Purchase Agreement funding. As of June 30, 2004, combined voting control for TECORE and SCP II was 41.8%.

The following table summarizes option activity for the six months ended June 30, 2004:

	SHARES	EXERCISE	PRICE RANGE	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2003.	22,082,182	$0.01	$39.75	$0.41
Granted	200,300	0.11	0.11	0.11
Terminated.	(559,392)	0.01	42.19	0.68
Exercised	(143,344)	0.45	0.61	0.47

Outstanding at June 30, 2004.	21,579,746	$0.01	$39.75	$0.41

For options outstanding and exercisable at June 30, 2004, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	REMAINING		WEIGHTED AVERAGE EXERCISE		WEIGHTED AVERAGE EXERCISE
PRICE RANGE	NUMBER	LIFE	PRICE	NUMBER	PRICE
$0.01 - $0.10	19,842,362	9.2 years	$0.01	75,003	$0.01
0.11 – 0.44	200,300	9.8 years	$0.11	2,779	$0.11
0.45 - 1.00	655,734	7.4 years	$0.47	655,734	$0.47
1.01 - 2.50	209,579	5.0 years	$2.26	205,135	$2.29
2.51 - 5.00	343,729	6.6 years	$4.67	343,729	$4.67
5.01 - 39.75	328,042	5.6 years	$18.88	328,042	$18.88

	21,579,746	9.0 years	$0.41	1,610,422	$5.33

The outstanding options expire at various dates through June 2014. At June 30, 2004, a total of 1,610,422 options were exercisable, with a weighted average exercise price of $5.33 per share. The weighted average remaining contractual life of options at June 30, 2004 with exercise prices ranging from $.01 to $39.75 was 9.0 years.

During the six months ended June 30, 2004, 200,300 stock options were granted with a strike price of $0.11 per share, and 143,344 options were exercised at strike prices ranging from $0.45 to $0.61.

Stock options were granted to employees on August 13 and September 5, 2003 in the amount of 10,883,106 and 9,198,820 respectively, with a strike price of $0.01 per share and a two-year vesting period in which 50% of the options will vest one year from the grant date and the remaining 50% will vest two years from the grant date. As of June 30, 2004, 19,542,362 of these stock options were outstanding and related deferred stock compensation had a balance of approximately $10.5 million, which is being amortized ratably (a non-cash impact) over the remaining vesting period. As of August 13 and September 5, 2004, the number of options available for exercise as a result of these grants will be 5,441,553 and 4,329,628, respectively. During the three and six month periods ended June 30, 2004, compensation expense of $2.3 million and $4.7 million, respectively, was recognized in association with the vesting of these options in accordance with APB 25.

Total stock compensation expense for the three and six month periods ended June 30, 2004 was $2.3 million and $4.7, respectively.

At June 30, 2004, a total of 7,780,110 shares of the Company’s common stock were available for future grants of stock options.

9) 1999 BRIDGE FINANCING

Through a private placement in June and July 1999, the Company issued convertible promissory notes (1999 Bridge Notes) with attached warrants (the Bridge Warrants). As of September 16, 1999, the carrying value and accrued interest on the 1999 Bridge Notes was converted into Series G senior voting convertible preferred stock, which was subsequently converted into Company common stock.

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Bridge Warrants to purchase 518,335 shares of common stock were issued in June and August 1999 at an exercise price of $3.67 per share. In May 2001, the number of shares that can be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the Bridge Warrants as a result of the Company’s sale of Series B Convertible Preferred Stock at an effective exercise price of $3.14 per share. As of December 31, 2002, Bridge Warrants to purchase 456,945 shares of common stock were outstanding at an exercise price of $3.49 per share. In August 2003 the number of shares that could have been purchased upon exercise of the Bridge Warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s sale of Senior Secured Convertible Notes at a conversion price of $0.1081 per share and the Company’s issuance of shares of common stock to SCP Private Equity Partners II, L.P. (SCP II) valued at $0.1081 per share. During the six months ended June 30, 2004, there were exercises, including cashless exercises, of 1,817,504 Bridge Warrants at the adjusted exercise price of $0.43 per share resulting in the issuance of 1,298,720 shares of common stock. As of June 30, 2004, Bridge Warrants to purchase 87,005 shares of common stock were outstanding at an exercise price of $0.43 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009.

The conversion price of the Notes, as described in note 11 below, was adjusted from $0.1081 per share of common stock to approximately $0.1047 per share of common stock as a result of the exercise of Bridge Warrants described above.

10) CONTINGENCIES

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and intend to defend this matter when appropriate. Under the terms of the Underwriting Agreement, we have claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously. On July 15, 2002, the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants in similar lawsuits. In February 2003, the Motion to Dismiss was granted in part (with respect to the Company) and denied in part (with respect to all issuer defendants). The claims against our two former officers named in the class action lawsuit have been dismissed without prejudice. The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of AirNet’s Board of Directors has accepted the pending settlement. Pending court approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. While awaiting court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the Settlement, by providing a limited number of documents.

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

11) 2003 BRIDGE FINANCING / FUNDING TRANSACTION

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP II and together with TECORE, the Lenders), pursuant to which each of the Lenders agreed to make loans to the Company of up to $3.0 million (collectively, the Commitments or Bridge Loans), for an aggregate interim financing of $6.0 million. The annual interest rate on the Bridge Loans was 2% plus the prime rate as quoted in The Wall Street Journal.

On August 13, 2003, the Company closed on the Purchase Agreement to issue senior secured convertible notes (Notes) of $4.0 million and $12.0 million to SCP II and TECORE (the Investment), respectively and immediately received $9.0 million in proceeds ($4.0 million from SCP II and $5.0 million from TECORE). Proceeds from the Investment were used to satisfy the principal balance due on the Bridge Loans ($6.0 million). The interest accrued on these Bridge Loans was deferred by the Lenders and will be due and payable four years from the closing date under the Purchase Agreement. Interest at the rate of 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of June 30, 2004, the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $17,092.

The balance of $7.0 million for the issuance of TECORE’s Note is payable in seven quarterly installments of $1.0 million each. As of June 30, 2004 the Company had received a total of $8.0 million from TECORE and received another $1.0 million subsequent to June 30, 2004. The chart below details the amounts planned, dates due and the dates received for this funding.

Source	Amount of Funding	Date Due	Date Received
SCP Private Equity Partners II, L.P.	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	9/30/03	10/8/03
TECORE, Inc.	$1,000,000	12/31/03	1/07/04
TECORE, Inc.	$1,000,000	3/31/04	4/14/04
TECORE, Inc.	$1,000,000	6/30/04	7/09/04
TECORE, Inc.	$1,000,000	9/30/04	—
TECORE, Inc.	$1,000,000	12/31/04	—
TECORE, Inc.	$1,000,000	3/31/05	—

The principal of, and accrued interest on, the Notes are convertible at any time into shares of the Company’s common stock. The initial conversion price was $0.1081 per share, subject to adjustment for certain future dilutive issuances of securities. The Notes also have voting rights equivalent to the number of shares into which the Notes could be converted at a deemed conversion price of $0.57. Interest on the Notes accrues at an annual rate of 12%. As of June 30, 2004 and December 31, 2003, total accrued interest for the Notes was $1,093,150 and $429,356, respectively. Both interest and the Notes are due and payable four years from the closing date of the Purchase Agreement. Interest expense was recognized on the Notes in the amount of $327,451 and $663,794 for the three and six month periods ended June 30, 2004. Any portion of the accrued interest may be converted at any time to shares of common stock at the applicable conversion price.

The conversion price of the Notes has been adjusted from $0.1081 per share of common stock to approximately $0.1047 per share of common stock as a result of the exercise of Bridge Warrants described in note 9 to these condensed financial statements.

On April 9, 2004, TECORE converted the January 7, 2004 Note payment of $1.0 million into 9,553,442 shares of the Company’s common stock at a conversion rate of approximately $0.1047 per share. As of June 30, 2004, the principal balance of the Note was $11 million; however, TECORE remains obligated to make four additional quarterly payments to the Company in an aggregate amount of $4 million (of which $1 million was paid July 9, 2004).

As a result of the conversion feature embedded in the Notes, which provide for conversion of the Notes into the Company’s common stock at any time, the Company recorded interest expense representing the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. Accordingly, non-cash interest expense of $1.0 million was recorded during each of the first two quarters of 2004 when TECORE made its quarterly payments. The payment received in July will result in $1.0 million of interest expense in the third quarter of 2004. Assuming TECORE makes the three additional $1.0 million installment payments for its purchase of the Notes, the Company will record additional non-cash interest expense, with respect to each installment paid, up to an additional $1.0 million for each payment received. The charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing of the Purchase Agreement.

As of June 30, 2004, there was a total of 65,736,904 common shares outstanding with 105,087,857 common shares issuable upon conversion of the principal amount of the Notes issued as of the closing date and outstanding at June 30, 2004, after taking into account the anti-dilution adjustment of the conversion price of the Notes from $0.1081 per share to approximately $0.1047 per share (as described above). Additional shares of common stock will be issuable upon conversion of the Notes as TECORE pays the remaining installment payments (including 9,553,442 shares upon the conversion of the payment TECORE made on July 9, 2004) and upon conversion of interest accrued on the Notes. The 105,087,857 shares and other shares issuable upon conversion of such additional principal and accrued interest have been excluded from the fully diluted loss per share calculation, as their inclusion would be anti-dilutive.

TECORE is a supplier of switching equipment to the Company. At June 30, 2004, the TECORE Note could have been converted (exclusive of accrued interest, and assuming no conversion of the SCP II Note and any other convertible securities held by other investors) into approximately 50.4% of the Company’s outstanding common stock (or 55.1% in conjunction with other common shares of the Company held by TECORE), and TECORE held approximately 21.7% of the voting power of the Company, which represented the Company’s largest single voting block. TECORE was the Company’s largest customer, accounting for 41.3% of the Company’s revenues during the six months ended June 30, 2004 and at June 30, 2004 owed the Company 36.7% of the Company’s net accounts receivable balance. At June 30, 2004, SCP II and SCP Private Equity Partners, L.P. (SCP), an affiliate of SCP II held approximately 15.3% of the outstanding shares of the Company’s common stock (or 46.5% assuming conversion of the SCP II Note and assuming no conversion of the TECORE Note or any other convertible securities held by other investors) and beneficially owned approximately 20.1% of the voting power of the Company. Two of the Company’s directors are affiliates of TECORE. TECORE or one of its affiliates is negotiating an ownership interest in a customer of the Company who represented less than 1.0% of the Company’s revenue for the six months ended June 30, 2004.

12) 2004 PRIVATE PLACEMENT/FUNDING TRANSACTION

On April 26, 2004, the Company closed on a Private Placement with several institutional investors (the Investors) which resulted in the issuance of 6,060,609 shares of its Common Stock at a price of $0.9075 per share and Warrants (the Private Placement Warrants) to purchase 3,155,307 shares (including warrants to purchase 125,000 shares issued to the placement agent) of Common Stock at an exercise price of $1.32 per share for the aggregate gross proceeds of $5.5 million. Issuance costs associated with the Private Placement approximated $443 thousand. This Private Placement is described in detail in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2004. Pursuant to the Registration Rights Agreement the Company entered into in connection with the Private Placement, the Company registered for resale all shares of Common Stock issued or issuable under the Private Placement, including the shares of Common Stock issuable upon exercise of the Private Placement Warrants, under a Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective on June 3, 2004.

The Private Placement Warrants will vest on October 21, 2004, have a five-year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At June 30, 2004, Private Placement Warrants to purchase 3,155,307 shares of Common Stock were outstanding at an exercise price of $1.32. The Private Placement Warrants expire on October 21, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our condensed financial statements and related notes presented elsewhere in this Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended. The words, “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances (including, without limitation, projections or estimates relating to our future cash available for operations, our anticipated customer orders or revenues during any future period, and any anticipated changes to the telecommunications market generally), are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our registration statement on Form S-3 (file no. 333-115698) originally filed on May 20, 2004. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

OVERVIEW

This discussion should be read in conjunction with the Notes to the Condensed Financial Statements contained in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

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

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $123.4 million in net revenues from our inception through June 30, 2004. We have incurred substantial losses since commencing operations, and as of June 30, 2004, we had an accumulated deficit of $255.2 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least for the next six quarters. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources, Going Concern Considerations and NASDAQ Listing below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through June 30, 2004, our base stations were being used in twenty-seven deployed systems. We currently sell and market our products in the U.S. through our direct sales force and OEMs. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 72.1% of our net revenues during the six months ended June 30, 2004. For the fiscal years ended December 31, 2001, 2002, and 2003, our revenue from direct sales to international customers was 19.2%, 29.1% and 1.7%, respectively. In addition, revenue from OEM sales for international deployments was 14.1%, 49.0% and 39.8% for the years ended December 31, 2001, 2002, and 2003, respectively.

During 2001, we experienced a significant period of transition. In mid 2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action during the second, third, and fourth quarters of 2001 to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in the following interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; our adaptive array technology for our AdaptaCell SuperCapacity base station; and our traditional GSM infrastructure market. While market demand continues to be uncertain, we believe our strategy and new direction offer the most stable and attractive opportunities for us. These three areas are interrelated and address the same basic market, that is, the wireless infrastructure market. We have had and expect to continue to experience, significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, has ranged up to eighteen months in time. The length and variability of our sales cycle is influenced by a number of factors beyond our control, including our customers’ build out and deployment schedules; our customers’ access to product purchase financing; our customers’ degree of familiarity with our products; the need for functional demonstrations and field trials; the manufacturing lead time for our products; delays in final acceptance of products following shipments; regulatory developments; and our revenue recognition policies. The effect of our potentially long sales cycle on our results is compounded by our current dependence on a small number of customers.

In general, our gross margins will be affected by many factors including, but not limited to the following:

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

We currently obtain all of our primary components and subassemblies for our products from a limited number of independent contract manufacturers and purchase circuit boards, electronic and mechanical parts and other component assemblies from a limited number of OEMs and other selected vendors. Accordingly, a significant portion of our cost of revenues consists of payments to these suppliers. The remainder of our cost of revenues is related to our in-house manufacturing operations, which consist primarily of quality assurance, procurement and material management, final assembly, testing, and product integration.

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to increase in the second half of 2004 from 2003 levels as we further the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards. The costs incurred for software development performed by third parties through development agreements are carried on the balance sheet as intangible assets. Subsequent to the product being offered for sale, the cost is amortized over its estimated useful life. Currently, three software products developed by third parties are being marketed and amortized.

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

RESULTS OF OPERATIONS The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended June 30,		Year-to-date ended June 30,
	2004	2003	2004	2003
REVENUES
Equipment Revenues	67.9%	71.6%	65.8%	74.1%
Services Revenues	32.1%	28.4%	34.2%	25.9%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES
Equipment Cost of Revenues	53.7%	56.9%	52.4%	58.2%
Services Cost of Revenues	21.3%	17.7%	19.4%	17.8%
Write-down of excess and obsolete inventory	0.0%	4.4%	2.1%	3.1%

Total Cost of Revenues	75.0%	79.0%	73.9%	79.1%

Gross profit	25.0%	21.0%	26.1%	20.9%

OPERATING EXPENSES:
Research and development	48.6%	46.4%	61.9%	73.7%
Sales and marketing	12.1%	12.1%	15.4%	21.7%
General and administrative	43.3%	18.4%	50.6%	29.0%

Total costs and expenses	104.0%	76.9%	127.9%	124.4%

LOSS FROM OPERATIONS	(79.0)%	(55.9)%	(101.8)%	(103.5)%

TOTAL OTHER INCOME (EXPENSE), NET	(24.0)%	(1.0)%	(27.9)%	(1.1)%

NET LOSS	(103.0)%	(56.9)%	(129.7)%	(104.6)%
PREFERRED DIVIDENDS	0.0%	(13.5)%	0.0%	(19.2)%

NET LOSS ATTRIBUTABLE TO COMMON STOCK	(103.0)%	(70.4)%	(129.7)%	(123.8)%

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net revenue: Net revenues for the six months ended June 30, 2004 increased $3.2 million or 51.5% to $9.4 million compared to $6.2 million for the six months ended June 30, 2003. This increase was largely attributable to increased revenues from Alcatel USA Sourcing, a major defense contractor (Alcatel) and our government customers. The new OEM orders included our first large North American operator sale to Dobson. Service revenue increased $1.6 million during the six months ended June 30, 2004 to $3.2 million compared to $1.6 million for the six months ended June 30, 2003. Approximately $6.8 million (72.1%) of our revenue for the six months ended June 30, 2004 was generated by three customers.

Through a series of expense reduction efforts and product cost initiatives, we estimate that we can achieve a positive cash flow from operations with revenue of approximately $12.0 million per quarter based on the 2003 gross profit rate. To address the need for revenue growth, our selling strategy shifted in 2002 from a direct sales strategy to relying primarily on OEMs and agents to sell and distribute our products. To this end, we signed non-exclusive OEM agreements with three new OEMs during 2003. These new OEMs include Alcatel and a Middle East OEM. With a direct sales and marketing staff of four, OEM and agent revenue are critical to our survival. For the six months ended June 30, 2004, these new OEMs generated revenue of $1.7 million. As previously reported, our 2004 business plan projects revenue of $24-28 million. Our plan for the first half of 2004 projected $9.7 million compared with our actual performance of $9.4 million. Achievement of the annual revenue plan will require a substantial increase in new orders during the next two quarters.

Gross profit: Gross profit for the six months ended June 30, 2004 increased $1.2 million to $2.5 million as compared to $1.3 million for the six month period ended June 30, 2003. The gross profit margins were 26.1% and 20.9% for the six months ended June 30, 2004 and 2003, respectively. The increase in the total gross profit margin for the six months ended June 30, 2004 was primarily attributable to: (1) the higher services margin as a result of higher margins available from development services and (2) improved warranty experience which resulted in a $.4 million net decrease in the warranty expense. This was partially offset by lower equipment margins, which were negatively impacted by sales recognized during this period that were based on previously quoted incentive prices designed to improve cash flow and reduce inventory levels. During the six months ended June 30, 2004, we recognized $3.9 million of revenue from our largest OEM, TECORE. Most of these orders were sold at prices based on the previously issued incentive pricing guidelines, which negatively impacted product margin for this period. The result of our inventory resizing initiative has resulted in a reduction in inventory of $1.9 million or 16% during the first half of the year. Based upon our estimated view that the telecommunications market will experience a turnaround in the future, successful implementation of product cost reductions and the refocus of our sales efforts toward the SuperCapacity AdaptaCell and RapidCell base stations, our plan reflects higher gross margin percentage in the second half of 2004. However, future market conditions and economic conditions could affect the achievement of this objective. Cost of goods sold also includes $95,808 of non-cash stock compensation expense.

Total other (expense) income: Total other (expense) income for the six months ended June 30, 2004 increased to an expense of $2.6 million compared to an expense of $69 thousand for the six month period ended June 30, 2003. This increase was primarily attributable to $2.0 million of expense associated with the beneficial conversion feature associated with the convertible debt financing described in note 11 to our condensed financial statements and $0.7 million of interest charges associated with the convertible debt. As a result of the conversion feature embedded in the Notes, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we record the intrinsic value of the conversion feature as interest expense, limited to the total cash proceeds received from the funding. In both January and April 2004 we received a payment of $1.0 million from TECORE and therefore interest expense of $1.0 million was recorded in the first and second quarters of 2004. In July 2004, we received a payment of $1.0 million from TECORE and therefore interest expense of $1.0 million will likewise be recorded in the third quarter of 2004. Assuming TECORE makes the three remaining $1.0 million installment payments for its purchase of the Notes, we will record additional non-cash interest expense, in the quarter in which such payment is made. The charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing under the Purchase Agreement.

Stock compensation expenses: Stock compensation expenses for the six months ended June 30, 2004 were $4.7 million compared to $0 for the six months ended June 30, 2003. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of sales based on the department in which the employee who receives the stock options is working as described in note 8 to our condensed financial statements. During 2003, we amended our stock option plan with the approval of our shareholders. Under the amended plan the number of options available for grant was increased to 30,742,986. Also during 2003, 20,081,926 options at an exercise price of $0.01 per share were granted to employees. The granting of these stock options to employees resulted in non-cash deferred compensation of $19.1 million to be amortized ratably over the two-year vesting period ending in September 2005. Accordingly, $4.7 million of stock compensation expense was recorded during the six months ended June 30, 2004.

Research and development: Research and development expenses for the six months ended June 30, 2004 increased $1.3 million or 27.5% to $5.9 million compared to $4.6 million for the six month period ended June 30, 2003. This increase was due primarily to the $1.4 million of non–cash stock compensation expense in 2004 compared with none in 2003. We expect research and development costs to continue to trend upward in 2004 for two reasons: (1) our current efforts to increase engineering headcount to accelerate development of new product features and (2) the research and development portion of non-cash stock compensation expense is expected to increase from $0.7 million in 2003 to approximately $2.8 million in 2004.

Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2004 increased $0.1 million or 7.6% to $1.5 million compared to $1.4 million for the six month period ended June 30, 2003. The increase was due primarily to the $0.4 million of non-cash stock compensation expense, partially offset by decreases in payroll and other support expenses. We are expecting sales and marketing costs to trend upward in 2004 for two reasons: (1) increased revenue should result in increased sales commissions and (2) the sales and marketing related portion of the non-cash stock compensation expense is expected to increase from $0.2 million in 2003 to $0.8 million in 2004.

General and administrative: General and administrative expenses for the six months ended June 30, 2004 increased $3.0 million or 163.8% to $4.8 million as compared to $1.8 million for the six months ended June 30, 2003. The $3.0 million increase is primarily due to an increase in the non–cash stock compensation expense of $2.8 million associated with the stock options granted to employees. We expect general and administrative expenses will increase in 2004 as the general and administrative portion of the non-cash stock compensation expense is expected to increase from $2.7 million in 2003 to over $5.5 million in 2004.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net revenue: Net revenues for the three months ended June 30, 2004 increased $1.0 million or 22.6% to $5.4 million compared to $4.4 million for the three months ended June 30, 2003. This increase was largely attributable to increased revenues from Alcatel and our government customers. Service revenue increased $0.5 million during the three months ended June 30, 2004 to $1.7 million compared to $1.3 million for the three months ended June 30, 2003. Approximately $3.9 million (71.5%) of our revenue in the three months ended June 30, 2004 was generated by three customers.

Through a series of expense reduction efforts and product cost initiatives, we estimate that we can achieve a positive cash flow from operations with revenue of approximately $12.0 million per quarter based on the 2003 gross profit rate. To address the need for revenue growth, our selling strategy shifted in 2002 from a direct sales strategy to relying primarily on OEMs and agents to sell and distribute our products. To this end, we signed OEM agreements with three new OEMs during 2003. These new OEMs include Alcatel USA Sourcing, a major defense contractor, and a Middle East OEM. With a direct sales and marketing staff of four, OEM and agent revenue are critical to our survival. During the current quarter, these new OEMs generated revenue of $1.5 million. As previously reported, our 2004 business plan projects revenue of $24-28 million. Our plan for the first half of 2004 projected $9.7 million compared with our actual performance of $9.4 million. Achievement of the annual revenue plan will require a substantial increase in new orders during the next two quarters.

Gross proft: Gross profit for the three months ended June 30, 2004 increased $0.4 million to $1.4 million as compared to $0.9 million for the three month period ended June 30, 2003. The gross profit margins were 25.0% and 21.0% for the three months ended June 30, 2004 and 2003, respectively. The increase in the gross profit margin for the three months ended June 30, 2004 was primarily attributable to: (1) the $0.2 million inventory write-down recorded in 2003 and (2) improved warranty experience during the second quarter 2004 which resulted in a $0.4 million net decrease in warranty expense. Based upon our estimated view that the telecommunications market will experience a turnaround in the future, successful implementation of product cost reductions and the refocus of our sales efforts toward the SuperCapacity AdaptaCell and RapidCell base stations, our plan reflects higher gross margin percentage in the second half of 2004. However, future market conditions and economic conditions could affect the achievement of this objective. Cost of goods sold also includes approximately $47,359 of non-cash stock compensation expense.

Total other (expense) income: Total other (expense) income for the three months ended June 30, 2004 decreased to an expense of $1.3 million compared to an expense of $46 thousand for the three month period ended June 30, 2003. This decrease was primarily attributable to $1.0 million of expense associated with the beneficial conversion feature associated with the convertible debt financing described in Note 11 to our condensed financial statements. As a result of the conversion feature embedded in the Notes, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we record the intrinsic value of the conversion feature as interest expense, limited to the total cash proceeds received from the funding. In April 2004 we received a payment of $1.0 million from TECORE and therefore interest expense of $1.0 million was recorded in the second quarter of 2004. In July 2004, we received an additional payment of $1.0 million from TECORE and therefore interest expense of $1.0 million will likewise be recorded in the third quarter of 2004. Assuming TECORE makes the three remaining $1.0 million installment payments for its purchase of the Notes, we will record additional non-cash interest expense, in the quarter in which such payment is made. The charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing under the Purchase Agreement.

Stock compensation expenses: Stock compensation expenses for the three months ended June 30, 2004 were $2.3 million compared to $0 for the three months ended June 30, 2003. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of sales based on the department in which the employee who receives the stock options is working as described in note 8 to our condensed financial statements. During 2003, we amended our stock option plan with the approval of our shareholders. Under the amended plan the number of options available for grant was increased to 30,742,986. Also during 2003, 20,081,926 options at an exercise price of $0.01 per share were granted to employees. The granting of these stock options to employees resulted in non-cash deferred compensation of $19.1 million to be amortized ratably over the two-year vesting period ending in September 2005. Accordingly, the $2.3 million of stock compensation expense was recorded during the three months ended June 30, 2004.

Research and development: Research and development expenses for the three months ended June 30, 2004 increased $0.6 million or 28.3% to $2.6 million compared to $2.1 million for the three month period ended June 30, 2003. This increase was due primarily to the $0.7 million of non–cash stock compensation expense in 2004 compared with none in 2003. We expect research and development costs to continue to trend upward in 2004 for two reasons: (1) our current efforts to increase engineering headcount to accelerate development of new product features and (2) the research and development portion of non-cash stock compensation expense is expected to increase from $0.7 million in 2003 to approximately $2.8 million in 2004.

Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2004 increased $0.1 million or 22.8% to $0.7 million compared to $0.5 million for the three month period ended June 30, 2003. The increase was due primarily to the $0.2 million of non-cash stock compensation expense in 2004 compared with none in 2003. We are expecting sales and marketing costs to trend upward in 2004 for two reasons: (1) increased revenue should result in increased sales commissions and (2) the sales and marketing related portion of the non-cash stock compensation expense is expected to increase from $0.2 million in 2003 to $0.8 million in 2004.

General and administrative: General and administrative expenses for the three months ended June 30, 2004 increased $1.5 million or 188.8% to $2.4 million as compared to $0.8 million for the three months ended June 30, 2003. The $1.5 million increase is primarily due to an increase in the non–cash stock compensation expense of $1.4 million associated with the stock options granted to employees. We expect general and administrative expenses will increase in 2004 as the general and administrative portion of the non-cash stock compensation expense is expected to increase from $2.7 million in 2003 to over $5.5 million in 2004.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 -3 years	3 -5 years
Operating lease obligations	$451	$298	$147	$6
Capital lease obligations	19	19	—	—
Other purchase obligations and commitments [1]	3,306	3,306	—	—
Long-term debt obligations [2]	12,271	—	—	12,271

Total	$16,047	$3,623	$147	$12,277

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in note 6 to our condensed financial statements.
[2]	Includes accrued interest on the Bridge Loan of $160,741 through its maturity date of August 13, 2003 and accrued interest, as of June 30, 2004, on the Bridge Loan interest and installments received on the Purchase Agreement Notes net of the April 9, 2004 $1 million conversion to the Company’s common stock. Related future interest on the principal balance of the Purchase Agreement Notes ($11 million) of $5.3 million will be due upon their maturity in August 2007.

Certain remaining obligations under our agreement with ArrayComm are not included above as they are contingent upon the shipment of 100 SuperCapacity base stations. As of June 30, 2004, we have shipped four SuperCapacity base stations; therefore, we cannot estimate the amount of this contingent obligation.

LIQUIDITY, CAPITAL RESOURCES, GOING CONCERN CONSIDERATIONS AND NASDAQ LISTING

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of June 30, 2004, had an accumulated deficit of $255.2 million. Cash used in operating activities for the six months ended June 30, 2004 was $3.4 million. We expect to have a net operating loss for at least the next six quarters. At June 30, 2004, our principal source of liquidity was $8.7 million of cash and cash equivalents and the commitment of four additional $1.0 million quarterly installment payments (one of which was paid subsequent to June 30, 2004) pursuant to the Securities Purchase Agreement (Purchase Agreement) (see note 11 to our condensed financial statements) payable to us and accounts receivables totaling $5.2 million. On April 26, 2004, we completed a $5.5 million private placement transaction (the Private Placement) involving the sale of shares of our common stock and warrants to purchase our common stock. We incurred approximately $443 thousand of issuance costs with regard to the Private Placement. This transaction is described in note 12 to our condensed financial statements. As of

June 30, 2004, we had $5.9 million in customer purchase order commitments. Our current 2004 operating plan projects that cash generated from planned revenue of $24-28 million combined with the $8.7 million on hand at June 30, 2004 and the future payments payable by TECORE pursuant to the Purchase Agreement will be adequate to defer the requirement for additional funding through 2004; however, there can be no assurance that proceeds from the Purchase Agreement, the Private Placement, and future revenues will be adequate to sustain operations through 2004. See notes 11 and 12 to our condensed financial statements for further explanation. If cash from the Purchase Agreement, the Private Placement, and future revenue are insufficient to sustain operations, we may need to raise additional capital. Such conditions raise substantial doubt that we will be able to continue as a going concern.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base resulting in intense price performance competition which has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small/medium sized Personal Communications Service (PCS) operators in North America. We continue to execute a significant cost reduction program for our products and have programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. As our principal customer and OEM, TECORE anticipates it will purchase approximately $10 million of our products in 2004. Revenue of $3.9 million from sales to TECORE was recognized in the first six months of this year. TECORE is pursuing opportunities with private, public and government wireless operators located in North America, South America, the Middle East, Africa, Europe and Asia. We cannot provide any assurance that TECORE will provide us with this level of anticipated sales in 2004. Factors which could help TECORE in its efforts to sell at least $10 million of our products in 2004 include: our ability to reduce prices to enhance competition; our ability to support trials for our adaptive array SuperCapacity base station product and our ability to produce sufficient levels of inventory to meet short-term delivery schedules. Factors which could hinder TECORE in its efforts to sell at least $10 million of our products in 2004 include: our failure to meet scheduled delivery dates for existing and future orders; our failure to reduce prices or to otherwise effectively compete against certain competitors and the realization of any other risk factors included in this Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our other SEC filings. Other factors that could affect our future operating results and cause actual results to vary from our plans include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with three customers accounting for 71.5% of the revenue for the three months ended June 30, 2004), our ability to continue doing business in the foreign countries where we are selling our products, our ability to produce new products, our ability to avoid the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Achievement of the $24-28 million revenue plan for 2004 will require substantial increases in new orders from the revenue levels reported in the current quarter. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

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

Considering the uncertainty regarding our ability to materially increase sales, our cash requirements in 2004 and/or into 2005 will likely exceed available cash resources. As a result of this condition, management is currently evaluating (i) whether to engage a financial advisor to assist us in evaluating strategic business options, (ii) certain opportunities to obtain additional debt or equity financing; and (iii) seeking a strategic acquisition or other transaction that would improve our liquidity and capital resource position and could potentially increase revenue faster than the Company’s current resources could facilitate.

No assurances can be given that additional financing will continue to be available to us on acceptable terms, or at all. If we are unsuccessful in our plans to (i) generate sufficient revenues from new and existing products sales; (ii) diversify our customer base; (iii) decrease costs of goods sold, and achieve higher operating margins; (iv) obtain additional debt or equity financing; or (v) otherwise consummate a transaction that improves our liquidity position, we will have insufficient capital to continue our operations. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

Under continued listing standard 1 (NASDAQ Marketplace Rule 4450(a)), companies listed on the NASDAQ National Market are required to have, among other requirements, total stockholders’ equity of $10 million and a minimum bid price of at least $1.00 per share. On June 30, 2004 we received a letter from the NASDAQ which, in part, stated “For the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for the continued inclusion under Marketplace Rule 4450(a)(5) (the ‘Rule’). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company will be provided 180 calendar days, or until December 27, 2004, to regain compliance.” In order to regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days. We cannot give investors in our common stock any assurance that we will be able to regain or maintain compliance with the $1.00 per share minimum bid price standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future.

As of March 31, 2004 our stockholders’ equity was $7.3 million and was below the $10 million requirement under NASDAQ continued listing standard 1 (Rule 4450(a)). Alternatively, NASDAQ continued listing standard 2 (Rule 4450(b)) requires, among other things, a market value of listed securities of $50 million, the market value of publicly held shares of $15 million and a minimum bid price of $1.00, with no stockholders’ equity requirement. During portions of the first and second quarters of 2004, we satisfied listing standard 2. On July 7, 2004 the NASDAQ notified us that the market value of our listed securities had dropped below the minimum of $50 million dollars and that our most recent quarterly report on Form 10-Q reflected stockholders equity of under $10 million as required to meet listing standard 1. On July 13, 2004, we filed a current report on Form 8-K stating that as of June 30, 2004, our stockholders’ equity exceeded $10 million. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with either minimum standard for continued listing on the NASDAQ National Market or the NASDAQ SmallCap Market and that the liquidity that NASDAQ provides will be available to investors in the future. See “Risk Factors – Our stock has been subject to delisting from the NASDAQ National Market due to past maintenance standard deficiencies and may be subject to delisting in the future due to potential, new maintenance standard deficiencies.”

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended June 30, 2004 was $3.4 million compared to net cash used in operating activities of $3.1 million for the six months ended June 30, 2003. The $0.3 million increase in net cash used in operating activities was primarily attributable to changes in current liabilities. In the first half of 2004, current liabilities dropped $1.4 million compared to an increase of $1.1 million in 2003 resulting in a net increase in net cash used in operations of $2.5 million when compared to the 2003 cash flow. The impact of the changes in current liabilities was partially offset by reduced inventory levels in the first half of 2004. In the six months ended June 30, 2004 the net loss attributable to common stock was ($12.3) million which included $6.7 million of non-cash charges. In the six months ended June 30, 2003, the net loss attributable to common stock was ($7.7) million which included $1.27 million of non-cash charges.

Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging from 0 - 50 % of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires investments in working capital as our revenues increase. As of June 30, 2004 our net accounts receivable balance was $5.2 million. Of this balance $1.9 million or 37% is attributable to TECORE. In addition, our inventory balance includes $600 thousand of slow moving inventory as of June 30, 2004. We believe that the $600 thousand is realizable inventory but there can be no assurance of the value that will actually be realized from the sale of this inventory. As of June 30, 2004 we had $418 thousand of finished goods inventory at one customer location. We have filed a UCC-1 financing statement in order to perfect our security interest in this inventory at this customer location.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities (capital expenditures) for the six months ended June 30, 2004 was $83 thousand compared to net cash used for capital expenditures for the six months ended June 30, 2003 of $98 thousand. The level of capital expenditures remains low, as our physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2004, compared to net cash provided by financing activities of $6.0 million for the six months ended June 30, 2003. The financing activities in 2004 included the April 2004 Private Placement transaction ($5.1 million net of expenses) and $2.0 million in proceeds from installment payments made in connection with the transaction closed under the August 2003 Purchase Agreement during the six months ended June 30, 2004. The financing activities in 2003 included $6.0 million in proceeds from the transaction closed under the Bridge Financing during the three months ended March 31, 2003 described in note 11 to our condensed financial statements. In addition, $1.0 million dollars of Debt associated with the Purchase Agreement was converted from debt to equity during the six months ended June 30, 2004, which increased equity and decreased long-term debt.

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

Revenue Recognition – Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibility is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to OEMs is recognized when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment. We recognize revenue from service agreements on a straight-line basis unless our obligation is fulfilled in a different pattern, over the contractual term of the arrangement. Revenue on certain long-term projects is recognized on a percentage of completion basis.

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance is reduced when a customer who previously was deemed a collection risk makes payments to us eliminating the need for the allowance or when a receivable is written off.

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

Long-lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets totaled $6.5 million as of June 30, 2004 including property and equipment and licensing and software development costs. Upon our determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Unsuccessful product marketing or continued substantial operating losses could result in an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

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

Product Warranty Estimate—We offer one year warranties for the products that we sell which generally provides for a basic limited warranty, including parts and labor for any product deemed to be defective. Actual warranty costs are charged to expense as incurred. Generally, we estimate the warranty costs that may be incurred in the future based largely on the ratio of historical warranty costs in relation to revenue recognized in the corresponding period. The resulting liability is reviewed on a quarterly basis and adjusted accordingly. Factors that may affect the warranty liability include the number of products sold and historical and anticipated warranty claims.

RISK FACTORS

In addition to the following risk factors, see RISK FACTORS included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and those described in our registration statement on Form S-3 (file no. 333-115698) originally filed on May 20, 2004.

Intense price performance competition for mobile switch centers will reduce sales opportunities in North American markets. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels, targeting our traditional customer base and resulting in intense price performance competition which has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small/medium sized Personal Communications Service (PCS) operators in North America. We are executing a significant cost reduction program for our products and have programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. If we are unable to overcome the current competitive pressures facing us in connection with our traditional target market of small to medium operators for cost effective coverage solutions, we may be unable to compete against our larger competitors for future sales to small and medium sized PCS operators in North America.

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

A substantial number of our common shares are available for sale in the public market simultaneously, which could cause the market price of our shares to decline. Recent and continuing sales of substantial amounts of our common shares in the public market by Mellon Ventures, SCP Private Equity Partners, and/or TECORE and the awareness that a large number of shares is available for sale could cause the market price of our common shares to decline. Sales of our common shares held by existing shareholders could cause the market price of our shares to decline.

A substantial number of potentially dilutive convertible securities are outstanding, have conversion or strike prices below the current market value of our common shares and are available for either exercise or conversion into our common shares. As a result of the substantial amount of our outstanding convertible notes and outstanding options, as well as outstanding warrants, we have a large number of securities that could be converted into shares of our common stock at prices below the current market value of our common stock. The conversion of these securities into our common stock could be dilutive to our existing shareholders and their exercise or sale could cause the market price of our common stock to decline. Refer to notes 7, 8, 11 and 12 in our condensed financial statements for further details.

Our stock price has been volatile since our initial public offering, which may make it more difficult for you to resell shares at prices you find attractive. Our stock price could fluctuate due to the following factors, among others:

•	announcements of operating results and business conditions by us or our competitors;

•	sales of common shares by large stockholders;

•	announcements by us or our competitors relating to new customers, new products or technological innovation;

•	economic developments and market trends in the telecommunications industry as a whole;

•	political and economic developments in countries where we have business or where our customers are located;

•	delisting or the threat of delisting from the NASDAQ National Market; and

•	general market conditions.

In addition, the stock market has experienced extreme volatility, and on occasion steep declines, with volatility that may be unrelated to the operating performance of companies and a decline related to recessionary conditions in telecommunications markets. These broad market and industry fluctuations and conditions may adversely affect the price of our stock, regardless of our operating performance.

Control by our existing shareholders could discourage the potential acquisition of our business. As of June 30, 2004, our executive officers, directors and 5% or greater shareholders and their affiliates owned approximately 25 million shares, or approximately 38.0%, of our outstanding common shares. In addition, at June 30, 2004, SCP Private Equity Partners II, L.P. and TECORE, Inc. held senior secured convertible debt that could be converted into approximately 105.1 million additional shares (not including shares issuable upon conversion of accrued interest and not including shares issuable upon conversion of installment payments by TECORE not yet received by June 30, 2004). Even without being converted into common shares, the convertible debt entitles the holders to voting rights on an as-converted basis (with a deemed conversion price of $0.57 per share for voting purposes only), giving the holders the voting equivalent of approximately 19.3 million additional shares (not including voting rights attributable to accrued interest and unpaid principal installments). Acting together or alone, these shareholders may be able to control all matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing any benefit that such a change in control or acquisition could have.

We may require additional financing to fund our operations for the remainder of fiscal 2004 and beyond and this financing may not be available. We cannot assure you that our existing cash and cash equivalents will be sufficient to meet our liquidity requirements. We may require additional capital to fund our operations during the remainder of fiscal 2004 and beyond. We have had recurring net losses since our inception and in the six month period ended June 30, 2004. Our management is currently attempting to execute plans intended to increase revenues and margins and potentially raise additional financing through the issuance of debt or equity securities, the sale of assets or through other means.

The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and such securities may have rights, preferences and privileges senior to those held by existing shareholders. In addition, the terms of any debt could impose restrictions on our operations. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Moreover, if we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. We cannot assure you that we will be successful in the execution of our plans.

Our stock has been subject to delisting from the NASDAQ National Market due to past maintenance standard deficiencies and may be subject to delisting in the future due to potential, new maintenance standard deficiencies. On July 7, 2004, The NASDAQ Stock Market, Inc. (“NASDAQ”) notified us that for the last 10 consecutive trading days, the market value of our listed securities had been below the minimum requirement for continued inclusion under Maintenance Standard #2 (the “Market Value Deficiency”) and noted that our total assets and revenues were under the alternative requirements set by the same maintenance standard.

In addition, we reported stockholders’ equity of $7,323,000 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Accordingly, NASDAQ also notified us as of July 7, 2004 that we failed to meet the minimum $10 million stockholders’ equity requirement as set forth in Maintenance Standard #1 (the “Equity Deficiency”). In order to maintain a listing on the NASDAQ National Market, we must meet either Maintenance Standard #1 or Maintenance Standard #2, though we do not need to meet both standards.

On June 30, 2004, NASDAQ also notified us that for the prior 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Bid Price Deficiency”).

On separate occasions during calendar 2004, NASDAQ notified us that we no longer met the minimum bid price requirement and the minimum shareholder equity requirement. We have cured the minimum shareholder equity requirement for this quarter, but there can be no assurance that this requirement will be met for the third quarter of 2004. However, should the holders of senior debt convert approximately $3 million of senior debt to common stock, such a conversion would increase the likelihood of meeting the minimum shareholder equity requirement. We have until December 27, 2004 to correct the minimum bid price requirement. There can be no assurance we will be successful in correcting this requirement either.

As a matter of standard procedure, the NASDAQ National Market Staff typically evaluates compliance with its continued listing requirements on a quarterly basis concurrent with the filing of financial statements with the SEC. If we are unable to maintain compliance with the listing requirements of the NASDAQ National Market in the future, we may be subject to delisting from the NASDAQ National Market and forced to transfer the listing of our common shares to the NASDAQ SmallCap Market in order to take advantage of that market’s lengthier grace periods and more lenient requirements.

If we are forced to transfer the listing of our common shares to the NASDAQ SmallCap Market, it could seriously limit the liquidity of our common shares and impair our potential to raise future capital through the sale of our common shares, which could have a material adverse effect on our business. The transfer of our common shares to the NASDAQ SmallCap Market could also reduce the ability of holders of our common shares to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common shares. The transfer could also adversely affect our relationships with vendors and customers. There is no guarantee that we would be able to meet the requirements necessary to transfer to the SmallCap Market, or if we do transfer, that we would be able to maintain a listing on that market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. When we invest proceeds from our financing activities, we invest proceeds in interest bearing, investment grade securities maturing within 24 months. Our transactions are generally conducted, and our accounts are denominated in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at June 30, 2004.

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

The Sarbanes-Oxley Act of 2002 requires companies such as us that are not accelerated filers, to comply with more stringent internal control system and monitoring requirements beginning in 2005. Compliance with this new requirement may place an expensive burden and significant time constraint on companies with limited resources.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company, the members of the underwriting syndicate involved in our initial public offering and two of our former officers have been named as defendants in a class action lawsuit filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of our common stock between December 6, 1999 and December 6, 2000, inclusive. Specifically, the complaint charges the defendants with violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the allegations are that the underwriters of our initial public offering charged commissions in excess of those disclosed in the initial public offering materials and that these actions were not properly disclosed. We do not know whether the claims of misconduct by the underwriters have merit but at this time we believe the claims against us are without merit and intend to defend this matter when appropriate. Under the terms of the Underwriting Agreement, we have claims against the underwriters of the initial public offering for indemnification and reimbursement of all of the costs and any damages incurred in connection with this lawsuit and we intend to pursue those claims vigorously. On July 15, 2002, the Issuers’ Committee filed a Motion to Dismiss on behalf of all issuers and individual defendants in similar lawsuits. In February 2003, the Motion to Dismiss was granted in part (with respect to the Company) and denied in part (with respect to all issuer defendants). The claims against our two former officers named in the class action lawsuit have been dismissed without prejudice. The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of AirNet’s Board of Directors has accepted the pending settlement. Pending court approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. While awaiting court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the Settlement, by providing a limited number of documents.

In addition to the item listed above we are also involved in various claims and litigation matters arising in the ordinary course of business.

With respect to the above matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Unregistered Securities

On April 9, 2004, TECORE converted its January 7, 2004 Note payment of $1 million into 9,553,442 shares of the Company’s unregistered common stock at a conversion rate of approximately $0.1047 per share (see note 11 of our condensed financial statements for further explanation). The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), by virtue of one or both of Section 3(a)(9) thereunder or the private placement exemptions of Section 4(2) thereunder or the rules and regulations of the SEC promulgated under such section. On May 20, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which registered 5,000,000 of the 9,553,442 shares issued to TECORE for resale.

On April 26, 2004, the Company completed its sale of 6,060,609 shares of common stock at a price of $0.9075 per share, to a number of institutional accredited investors, for aggregate gross proceeds of $5.5 million, together with warrants to purchase up to an aggregate of 3,155,307 shares of common stock at an exercise price of $1.32 per share. This private placement was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereunder, or the rules and regulations of the SEC promulgated under such section. The Form S-3 we filed on May 20, 2004 also registered the shares of common stock sold to these investors, and the shares of common stock issuable on exercise of the warrants, for resale.

ITEM 5. OTHER INFORMATION

On May 3, 2004 Mr. Munzer Kayyem resigned from the Board of Directors of the Company. At the time of his resignation Mr. Kayyem did not express any differences with the Company with respect to accounting practices or corporate governance.

On May 6, 2004 Mr. Daniel A. Saginario was appointed to the Board of Directors of the Company to fill the vacancy created by Mr. Kayyem’s resignation. Mr. Saginario replaces Mr. Kayyem as one of the four seats on the board held by TECORE and its designees. Mr. Saginario was appointed to serve as a member of the Compensation Committee and the Nominating/Corporate Governance Committee, and effective June 1, 2004, the Audit Committee. Mr. Saginario has been a director of YDI Wireless since April 2003 and its Chairman of Board since June 2004. From January 2000 until February 2003, he was Chief Executive Officer, President, and a director of ioWave, Inc. From January 1998 to January 2000, he was President of the Global Network Solutions division of L-3 Communications, a multi-billion dollar public company specializing in the supply of military technology. Mr. Saginario also spent over thirty years in various positions at NYNEX (now Verizon), where his positions included President of NYNEX Interactive Information Services Company, a holding company managing certain of NYNEX’s investments, and Corporate Director - Strategic Planning & Corporate Development. Mr. Saginario holds a B.B.A. from Baruch College and an M.B.A from Pace University.

On May 27, 2004, Deloitte & Touche LLP (Deloitte), the Company’s former independent auditors resigned from the client-auditor relationship. During the fiscal years ended December 31, 2003 and 2002, and through May 27, 2004, there were no disagreements with Deloitte on any matter of accounting principle or practices, financial statement disclosure, or audit scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in its reports on financial statements for such years.

On June 8, 2004, TECORE filed a Statement of Changes in Beneficial Ownership on Form 4 with the Securities and Exchange Commission, which reported, among other transactions, a sale of 3,000,000 shares of the Company’s common stock at a price of $0.78 per share. According to the filing, this sale was subject to a purchase price adjustment if, and to the extent that, on December 8, 2004 the per share price, as quoted on the NASDAQ National Market as the last sale price for that date, is less than $0.78 per share.

On July 1, 2004 Mr. Hans Morris resigned from the Board of Directors of the Company. At the time of his resignation Mr. Morris did not express any differences with the Company with respect to accounting practices or corporate governance.

On July 14, 2004 Mr. Ronald W. White was appointed to the Board of Directors to fill the vacancy created by Mr. Morris’s resignation. Mr. White replaces Mr. Morris as one of the four seats on the board held by TECORE and its designees. Mr. White is a veteran of the telecommunications industry having been a director at NMS Communications (NASDAQ: NMSS) since 1988. From October 1997 until June 2002, he was a partner at Argo Global Capital, a venture capital fund focused on wireless technology. From 1983 until 2002, Mr. White was a partner at Advanced Technology Development Fund, a venture capital firm. Mr. White is also a director of several privately held companies.

On July 15, 2004, the Company selected BDO Seidman, LLP as its independent auditors for the year ending December 31, 2004.

This year’s annual meeting will be held more than 30 days after the anniversary date of last year’s annual meeting. Therefore, pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, the deadline for submission of proposals in the proxy statement for this year’s annual meeting was extended beyond the date specified in last year’s proxy statement. Under the extended deadline, proposals would have been eligible for inclusion in this year’s proxy statement if they had been received by the Company a reasonable period of time prior to the printing and mailing of this year’s proxy statement. However, the Company received no proposals prior to the extended deadline.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. (a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1.1(11)	Eighth Amended and Restated Certificate of Incorporation

3.1.2(12)	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation

3.2(11)	Third Amended and Restated Bylaws

4.1(1)	Specimen Certificate evidencing shares of Common Stock.

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6(5)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.6.1(11)	Amendment No. 1, dated August 13, 2003, to Rights Agreement dated January 9, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent

4.7(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $12 million, issued to TECORE

4.8(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $4 million, issued to SCP

4.9(11)	Allonge dated August 13, 2003 between the Company and TECORE

4.10(11)	Allonge dated August 13, 2003 between the Company and SCP

10.1(11)	Amended and Restated AirNet Communications Corporation 1999 Equity Incentive Plan effective August 13, 2003

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6(6)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.7(6)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.8(6)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.9(6)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10(6)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.11(7)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.12(7)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.13(9)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.14(9)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.15(9)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.16(9)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.17(9)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.18(9)	Notice of Election to Convert from Mellon Ventures, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.19(9)	Notice of Election to Convert from Tandem PCS Investments, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.20(9)	Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCs Investments, LP, SCP Private Equity Partners II, LP, Mellon Ventures, LP and Edwards & Angell, LLP, as escrow agent.

10.21(9)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, LP

10.22(9)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.23(10)	Terms sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.24(11)	First Amendment to Security Agreement dated August 13, 2003 among the Company, TECORE and SCP, amending the Security Agreement dated January 24, 2003

10.25(11)	Amended and Restated Employment Agreement, Severance and Bonus Agreement, dated August 13, 2003, between the Company and Glenn A. Ehley

10.26(11)	Non-Qualified Stock Option Agreement dated August 13, 2003 between the Company and Glenn Ehley

10.27(11)	Intercreditor and Subordination Agreement dated August 13, 2003 among the Company, Force Computers, Inc. Sanmina Corporation and Brooktrout, Inc.

10.28(11)	Amended and Restated AirNet Bonus Program dated and effective August 13, 2003

10.29(11)	Tag-Along Allocation Agreement dated August 13, 2003

10.30(13)	Securities Purchase Agreement dated as of April 22, 2004, among AirNet Communications Corporation and the investors named therein.

10.31(13)	Consent, Waiver and Lock-Up Agreement dated April 21, 2004 by and among SCP Private Equity Partners II, L.P., TECORE, Inc., Mellon Ventures, L.P., SCP Private Equity Partners, L.P. and AirNet Communications Corporation.

10.32(14)	Registration Rights Agreement dated April 23, 2004 among AirNet Communications Corporation and the investors named therein.

10.33(14)	Form of Warrant dated April 23, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.
(2)	Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.
(5)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.
(6)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.
(10)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.
(11)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2003.
(12)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2003.
(13)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2004.
(14)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.

(b). Reports on Form 8-K

The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on April 20, 2004 filing one exhibit under Item 7, Financial Statements and Exhibits, and reporting one event under Item 12, Results of Operations and Financial Condition.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 23, 2004 reporting one event under Item 5. Other Events and filing three exhibits under Item 7, Financial Statements and Exhibits.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 26, 2004 reporting one event under Item 5, Other Events, and filing three exhibits under Item 7, Financial Statements and Exhibits.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 10, 2004 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Financial Statements and Exhibits.

The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on May 13, 2004 filing one exhibit under Item 7, Financial Statements and Exhibits, and reporting one event under Item 12, Results of Operations and Financial Condition.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 2, 2004 reporting one event under Item 4, Change in Registrants Certifying Accountants, and filing one exhibit under Item 7, Financial Statements and Exhibits.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 7, 2004 reporting one event under Item 5, Other Events, and filing one exhibit under Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004

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