Form 10-Q
period 2004-09-30
AIRNET COMMUNICATIONS CORP
filed 2004-11-08
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2004, was: 95,858,229 Common stock, par value $.001 per share

AIRNET COMMUNICATIONS CORPORATION

TRADEMARK AND TRADE NAMES

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands)

	Sept. 30, 2004	Dec. 31, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,994	$5,060
Accounts receivable - net of allowance for doubtful accounts of $361 and $275 at Sept. 30, 2004 and Dec. 31, 2003, respectively.	4,786	3,849
Inventories	9,820	11,687
Notes receivable	—	257
Other	536	1,262

TOTAL CURRENT ASSETS	24,136	22,115

Property and equipment, net	3,834	5,553
Deposits	71	71
Other long-term assets	2,348	2,318

TOTAL ASSETS	$30,389	$30,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,689	$2,622
Accrued payroll and other expenses	2,930	3,459
Current portion of capital lease obligations	6	65
Customer deposits	1,487	2,081
Deferred revenues	374	575

TOTAL CURRENT LIABILITIES	7,486	8,802

LONG-TERM LIABILITIES
Long-term debt	10,000	10,000
Long-term accounts payable	—	69
Capital lease obligations, less current portion	—	5
Other long term liabilities	1,657	617

TOTAL LONG-TERM LIABILITIES	11,657	10,691

TOTAL LIABILITIES	19,143	19,493

STOCKHOLDERS’ EQUITY	11,246	10,564

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,389	$30,057

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	UNAUDITED
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
REVENUES
Equipment Revenues	$4,199	$2,050	$10,413	$6,671
Services Revenues	819	2,411	4,052	4,025

Total Net Revenues	5,018	4,461	14,465	10,696
COST OF REVENUES
Equipment Cost of Revenues	2,961	1,577	7,916	5,208
Services Cost of Revenues	478	1,495	2,309	2,603
Write-down of excess and obsolete inventory	—	11	200	207

Total Cost of Revenues	3,439	3,083	10,425	8,018

GROSS PROFIT	1,579	1,378	4,040	2,678

OPERATING EXPENSES (1)
Research and development	3,181	2,170	9,031	6,759
Sales and marketing	829	514	2,286	1,869
General and administrative	2,437	1,862	7,207	3,670

Total operating expenses	6,447	4,546	18,524	12,298

LOSS FROM OPERATIONS	(4,868)	(3,168)	(14,484)	(9,620)

OTHER (EXPENSE) INCOME, NET
Interest income	29	44	69	99
Non-cash debt conversion interest charge	(2,000)	(9,000)	(4,000)	(9,000)
Interest charged on convertible debt	(366)	(134)	(1,044)	(134)
Interest expense	—	(53)	(4)	(179)
Other income	3	2	11	4

TOTAL OTHER EXPENSE, NET	(2,334)	(9,141)	(4,968)	(9,210)

NET LOSS	(7,202)	(12,309)	(19,452)	(18,830)
CONVERSION CHARGE	—	(7,895)	—	(7,895)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,202)	$(20,204)	$(19,452)	$(26,725)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.11)	$(0.56)	$(0.33)	$(0.93)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	66,048,248	36,087,523	59,783,304	28,745,715

1)	Operating expenses include non-cash stock compensation expenses of $2,233 and $1,203 for the three months ended September 30, 2004 and 2003, respectively and $6,864 and $1,277 for the nine months ended September 30, 2004 and 2003, respectively.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands except shares)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Notes Receivable- Officer and Former Officer	Total
	Shares	Amount
BALANCE DECEMBER 31, 2003	48,680,789	$49	$269,184	$(242,920)	$(15,644)	$(105)	$10,564
Beneficial conversion feature - debt	—	—	4,000	—	—	—	4,000
Exercise of common stock options	1,478,844	2	79	—	—	—	81
Exercise of Warrants	1,298,720	1	17	—	—	—	18
Deferred stock based compensation	—	—	210	—	(210)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	6,992	—	6,992
Private Placement, net of offering costs	6,060,609	6	5,037	—	—	—	5,043
Note conversion to common stock	38,213,767	38	3,962	—	—	—	4,000
Forfeiture of common stock options	—	—	(418)	—	418	—	—
Net loss	—	—	—	(19,452)	—	—	(19,452)

BALANCE SEPTEMBER 30, 2004	95,732,729	$96	$282,071	$(262,372)	$(8,444)	$(105)	$11,246

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	UNAUDITED
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
OPERATING ACTIVITIES
Net cash used in operating activities	$(5,795)	$(13,925)	$(15,930)	$(16,989)
Non-cash debt conversion interest charge	2,000	9,000	4,000	9,000
Non-cash stock compensation expense	2,265	1,277	6,992	1,277

NET CASH USED IN OPERATING ACTIVITIES	(1,530)	(3,648)	(4,938)	(6,712)

INVESTING ACTIVITIES
Cash paid for acquisition of capital assets	(123)	(88)	(206)	(186)

NET CASH USED IN INVESTING ACTIVITIES	(123)	(88)	(206)	(186)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	2,000	3,000	4,000	9,000
Net proceeds from issuance of common stock	—	22	5,141	28
Payment to Series B Investors	—	(1,000)	—	(1,000)
Net proceeds from notes receivable issued to officers	—	222	—	222
Principal payments on capital lease obligations	(13)	(16)	(63)	(54)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,987	2,228	9,078	8,196

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	334	(1,508)	3,934	1,298
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,660	6,011	5,060	3,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,994	$4,503	$8,994	$4,503

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004)

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

These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or for any future period.

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

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the three months ended Sept. 30		For the nine months ended Sept. 30
	2004	2003	2004	2003
Net loss attributable to common stock, as reported	$(7,202)	$(20,204)	$(19,452)	$(26,725)
Add: Stock-based employee compensation expense included in reported net loss	2,265	1,203	6,992	1,277
Deduct: Pro forma fair value stock compensation expense	(2,564)	(1,288)	(7,068)	(1,867)

Pro forma net loss attributable to common stock	$(7,501)	$(20,289)	$(19,528)	$(27,315)

Net loss per share attributable to common stockholders — basic and diluted, as reported	$(0.11)	$(0.56)	$(0.33)	$(0.93)

Net loss per share attributable to common stockholders — basic and diluted, pro forma	$(0.11)	$(0.56)	$(0.33)	$(0.95)

2) LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of September 30, 2004, had an accumulated deficit of $262.4 million. Cash used in operating activities for the nine months ended September 30, 2004 was $4.9 million. The Company expects to have a net operating loss for at least the next five quarters. At September 30, 2004, the Company’s principal source of liquidity was $9.0 million of cash and cash equivalents and the commitment of two additional $1.0 million quarterly installment payments pursuant to the Securities Purchase Agreement (Purchase Agreement) (see Note 11 to these Condensed Financial Statements) payable to the Company and accounts receivable totaling $4.8 million. As of October 20, 2004, the Company had approximately $5.5 million in revenue backlog. The Company’s current 2004 business plan, discussed in more detail below, projects that cash generated from planned revenue of $24.0 million combined with the $9.0 million on hand at September 30, 2004 and the future payments payable by TECORE, Inc. (TECORE) pursuant to the Purchase Agreement would be adequate to defer the requirement for additional funding through the first quarter of 2005; however, there can be no assurance that proceeds from the Purchase Agreement and future revenues will be adequate to sustain operations through the first quarter of 2005. See Notes 11 and 12 to the Company’s Condensed Financial Statements for further explanation. Although cash used in operations for the nine months ended September 30, 2004 reflects a cash usage rate of less than $1.7 million per quarter, it is important to note that inventory levels dropped $1.9 million during those nine months and the sale of inventory was a source of cash during the first nine months. The Company expects that inventory levels will start to trend upward as early as the fourth quarter of 2004. If cash from the Purchase Agreement and future revenue are insufficient to sustain operations, the Company may need to raise additional capital. Such conditions raise substantial doubt that the Company will be able to continue as a going concern.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, the Company’s competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting the Company’s traditional customer base resulting in intense price performance competition, and have substantially reduced opportunities for the Company to expand or to continue sales of the Company’s “coverage solution products” to small to medium sized Personal Communications Service (PCS) operators in North America. The Company continues to execute a significant cost reduction program for the Company’s products and has programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful.

As the Company’s principal customer and Original Equipment Manufacturer (OEM), TECORE has indicated that it may purchase approximately $10.0 million of the Company’s products in 2004. Revenue of $4.9 million (33.6% of total revenue) from sales to TECORE was recognized during the nine months ended September 30, 2004. TECORE is pursuing opportunities with private, public and government wireless operators located in North America, South America, the Middle East, Africa, Europe and Asia. The Company cannot provide any assurance that TECORE will provide the Company with this level of anticipated sales in 2004. Factors which could help TECORE in its efforts to sell at least $10.0 million of the Company’s products in 2004 include: the Company’s ability to reduce prices to enhance competition; the Company’s ability to support trials for the Company’s adaptive array SuperCapacity base station product and the Company’s ability to produce sufficient levels of inventory to meet short-term delivery schedules. Factors which could hinder TECORE in its efforts to sell at least $10.0 million of the Company’s products in 2004 include: TECORE’s ability to provide or facilitate financing for its customers, the Company’s failure to meet scheduled delivery dates for existing and future orders; the Company’s failure to reduce prices or to otherwise effectively compete against certain competitors and the realization of any other risk factors included in this Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and other SEC filings. Other factors that could affect the Company’s future operating results and cause actual results to vary from the Company’s plans include, but are not limited to, the Company’s ability to raise capital, the Company’s dependence on key personnel, the Company’s dependence on a limited number of customers (with three customers accounting for 74.8% of the Company’s revenue for the nine months ended September 30, 2004), the Company’s ability to continue doing business in certain foreign countries where the Company’s products are currently sold, the Company’s ability to produce new products, the Company’s ability to avoid the erosion of product prices, the Company’s ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, the Company’s ability to generate consistent sales, the Company’s ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks.

Achievement of the $24.0 million revenue plan for 2004 would require substantial increases in new orders from the revenue levels reported in the first three quarters of the year. In the absence of TECORE providing additional orders which the Company can ship in the fourth quarter of this year, it is unlikely that the Company will make its revenue plan of $24.0 million. Based on current estimates, the Company believes its annual revenue for 2004 is likely to be in the range of $20.0-24.0 million. The Company continues to work closely with TECORE to explore product options that would be attractive to their market. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company increasing revenues and/or reducing expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that the Company will achieve profitable operations for at least the next five quarters, and since the Company will continue to consume cash in the foreseeable future, the Company must reduce the negative cash flows in the near term to continue operations by either increasing revenues, decreasing operating expenses, or securing additional funding. However, there can be no assurances that the Company will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on the Company’s business, prospects, financial condition, operating results and the Company’s ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize the capital structure and operations, or whether the Company could realize sufficient value for the Company’s assets to satisfy fully the debts to the holders, in accordance with the Purchase Agreement, of the balance of the $16.0 million Notes (the Notes), including deferred interest under the Notes and the 2003 Bridge Loan as described in Note 11 to the Company’s Condensed Financial Statements, or to any other creditors. Accordingly, should the Company file for bankruptcy; there is no assurance that the Company’s stockholders would receive any value.

The Company has engaged a financial advisor to assist the Company in identifying and evaluating strategic business options. These options include, but are not limited to: (i) seeking strategic partners and/or strategic investors and (ii) a business combination or acquisition.

Considering the uncertainty regarding the Company’s ability to materially increase sales, its cash requirements for 2005 will likely exceed available cash resources. As a result of this condition, management is also continuing to evaluate private equity (or PIPE) funding options.

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

4) ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable have increased from $4.1 million (net of allowance for doubtful accounts of $275 thousand) at December 31, 2003 to $4.8 million (net of allowance for doubtful accounts of $361 thousand) at September 30, 2004.

At September 30, 2004, TECORE, a related party (see Note 11 to these Condensed Financial Statements), represented 32.2% (or $1.7 million) of the gross amount of accounts receivable, a significant concentration of credit risk; of the $1.7 million, $0.9 million was over ninety days past due and remains past due. The Company considered the status of this account in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of September 30, 2004. TECORE is also one of the Company’s significant investors and its designees currently hold two of the Company’s ten board seats. Two of the ten board seats are currently vacant.

The allowance for doubtful accounts receivable of $361 thousand at September 30, 2004 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

5) INVENTORIES

Inventories consist of the following (in thousands):

	Sept. 30, 2004	Dec. 31, 2003
Raw Materials	$7,453	$8,808
Work in Process	1,784	1,780
Finished Goods	583	1,099

	$9,820	$11,687

6) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	Sept. 30, 2004	Dec. 31, 2003
Licensing and software development costs	$2,534	$2,196
Other long-term assets	104	144

	2,638	2,340
Accumulated Amortization	(290)	(22)

	$2,348	$2,318

Licensing and software development costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software which has been integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as certain Company development milestones are reached. The total amount paid under this agreement was approximately $1.1 million at September 30, 2004. The remaining balance of approximately $0.4 million in licensing and first year maintenance fees are payable as certain specified milestones are reached, with payments expected in 2004 and 2005. During the second quarter of 2004, the Company began marketing the EDGE software and therefore commenced amortizing this product over its five year estimated useful life. Accumulated amortization at September 30, 2004 was $67 thousand and related amortization expense for the three and nine months ended September 30, 2004 was $52 thousand and $67 thousand, respectively. In addition to the licensing fees and non-recurring engineering fees paid, royalties will be payable on a per unit basis.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003, at which point, recognition of amortization commenced using a straight-line method over a five year estimated useful life. Amortization expense for the three and nine months ended September 30, 2004 were $65 thousand and $195 thousand, respectively and accumulated amortization at September 30, 2004 and December 31, 2003 was $216 thousand and $22 thousand, respectively. In addition to the $1.3 million of software costs, a licensing fee of $1.2 million is payable 30 days following the shipment of the 100th SuperCapacity base station; and royalties are payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 SuperCapacity base stations. As of September 30, 2004 the Company has shipped 9 SuperCapacity base stations.

The third agreement pertains to a license buy-out for a supplement to the Company’s EDGE software. The total amount paid under this agreement was $103 thousand, which represents a one-time license fee. No royalties are due under this agreement. This supplement is currently integrated into the Company’s base station product line and therefore being amortized over a five year estimated useful life. Accumulated amortization at September 30, 2004 was $7 thousand and amortization expense for the three and nine months ended September 30, 2004 was $5 thousand and $7 thousand, respectively.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net loss attributable to common stockholders	$(7,202)	$(20,204)	$(19,452)	$(26,725)
Weighted average common shares outstanding	66,048,248	36,087,523	59,783,304	28,745,715
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.56)	$(0.33)	$(0.93)

Potentially dilutive securities consist of the following:
Options to purchase common stock	18,480,037	404,508	18,451,379	245,013
Warrants to purchase common stock	87,005	1,156,384	274,479	231,277
Stock underlying convertible debt	107,476,218	41,933,226	104,724,862	16,783,808
Stock underlying convertible interest	12,165,325	157,764	8,889,540	52,588
Convertible preferred stock	—	4,777,070	—	7,643,312

Total	138,208,585	48,428,952	132,340,260	24,955,998

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

Effective September 1, 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan), which amended and restated the 1994 Stock Option Plan and the 1996 Independent Director Stock Option Plan. Following amendments to the 1999 Plan approved by the Company’s stockholders in August 2003, the 1999 Plan provides for the issuance of a maximum of 30,742,986 shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, directors, and independent contractors. In the event of a change in control, as defined under the terms of the option agreements to which certain optionees and the Company are parties, two years of pending vesting, as to all such stock options issued and outstanding prior to the closing of the Purchase Agreement described in Note 11 to these Condensed Financial Statements in August 2003, will be accelerated for those option holders. A change in control occurred when SCP Private Equity II, L.P., a Delaware limited partnership (SCP II) and TECORE gained more than 50.0% voting control on a combined basis as provided for in the terms of the Purchase Agreement described in Note 11 to these Condensed Financial Statements. This change of control occurred on January 7, 2004 when TECORE made its December 2003 quarterly installment payment in accordance to the terms of the Purchase Agreement. At such time two years of pending vesting on all such options outstanding prior to the closing of the Purchase Agreement accelerated. The vesting for any options granted to employees and independent directors subsequent to the closing of the Purchase Agreement will not accelerate for any change in control as a result of the Purchase Agreement funding. As of September 30, 2004, combined voting control for TECORE and SCP II was 54.6%.

The following table summarizes option activity for the nine months ended September 30, 2004:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
		LOW	HIGH
Outstanding at December 31, 2003	22,082,182	$0.01	$42.19	$0.41
Granted	350,250	0.11	0.11	0.11
Terminated	(558,229)	0.01	42.19	0.64
Exercised	(1,478,844)	0.01	0.61	0.08

Outstanding at September 30, 2004	20,395,359	$0.01	$39.75	$0.43

For options outstanding and exercisable at September 30, 2004, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	REMAINING		WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
PRICE RANGE	NUMBER	LIFE
$0.01 -$0.44	18,864,112	8.9 years	$0.01	8,546,795	$0.01
0.45 – 1.00	655,734	7.1 years	$0.47	655,734	$0.47
1.01 – 2.50	209,579	4.7 years	$2.26	206,801	$2.28
2.51 – 5.00	341,492	6.4 years	$4.67	341,492	$4.67
5.01 – 39.75	324,442	5.4 years	$18.87	324,442	$18.87

	20,395,359	8.7 years	$0.43	10,075,264	$0.85

The outstanding options expire at various dates through June 2014. At September 30, 2004, a total of 10,075,264 options were exercisable, with a weighted average exercise price of $0.85 per share. The weighted average remaining contractual life of options at September 30, 2004 with exercise prices ranging from $0.01 to $39.75 was 8.7 years.

During the nine months ended September 30, 2004, 350,250 stock options were granted with a strike price of $0.11 per share, and 1,478,844 options were exercised at strike prices ranging from $0.01 to $0.61.

Total stock compensation expense for the three and nine months ended September 30, 2004 was $2.3 million and $7.0 million, respectively.

At September 30, 2004, a total of 7,628,997 shares of the Company’s common stock were available for future grants of stock options.

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

The Bridge Warrants vested immediately, have a ten year term, and contain a cashless exercise option. Bridge Warrants to purchase 518,335 shares of common stock were issued in June and August 1999 at an exercise price of $3.67 per share. In

May 2001, the number of shares that can be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the Bridge Warrants as a result of the Company’s sale of Series B Convertible Preferred Stock at an effective exercise price of $3.14 per share. As of December 31, 2002, Bridge Warrants to purchase 456,945 shares of common stock were outstanding at an exercise price of $3.49 per share. In August 2003 the number of shares that could have been purchased upon exercise of the Bridge Warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s sale of Senior Secured Convertible Notes at a conversion price of $0.1081 per share and the Company’s issuance of shares of common stock to SCP Private Equity Partners II, L.P. (SCP II) valued at $0.1081 per share. During the nine months ended September 30, 2004, there were exercises, including cashless exercises, of 1,817,504 Bridge Warrants at the adjusted exercise price of $0.43 per share resulting in the issuance of 1,298,720 shares of common stock. As of September 30, 2004, Bridge Warrants to purchase 87,005 shares of common stock were outstanding at an exercise price of $0.43 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009.

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

On August 13, 2003, the Company closed on the Purchase Agreement to issue senior secured convertible notes (the Notes) of $4.0 million and $12.0 million to SCP II and TECORE (the Investment), respectively and immediately received $9.0 million in proceeds ($4.0 million from SCP II and $5.0 million from TECORE). Proceeds from the Investment were used to satisfy the principal balance due on the Bridge Loans ($6.0 million). The interest accrued on these Bridge Loans was deferred by the Lenders and will be due and payable four years from the closing date under the Purchase Agreement. Interest at the rate of

12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of September 30, 2004, the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $22,318.

The balance of $7.0 million for the issuance of TECORE’s Note is payable in seven quarterly installments of $1.0 million each. As of September 30, 2004 the Company had received a total of $10.0 million from TECORE. The chart below details the amounts planned, dates due and the dates received for this funding.

Source	Amount of Funding	Date Due	Date Received
SCP Private Equity Partners II, L.P.	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	9/30/03	10/8/03
TECORE, Inc.	$1,000,000	12/31/03	1/07/04
TECORE, Inc.	$1,000,000	3/31/04	4/14/04
TECORE, Inc.	$1,000,000	6/30/04	7/09/04
TECORE, Inc.	$1,000,000	9/30/04	9/30/04
TECORE, Inc.	$1,000,000	12/31/04	—
TECORE, Inc.	$1,000,000	3/31/05	—

The principal of, and accrued interest on, the Notes are convertible at any time into shares of the Company’s common stock. The initial conversion price was $0.1081 per share, subject to adjustment for certain future dilutive issuances of securities. The principal of, and accrued interest on, the Notes also have voting rights equivalent to the number of shares into which the Notes could be converted at a deemed conversion price of $0.57. Interest on the Notes accrues at an annual rate of 12%. As of September 30, 2004 and December 31, 2003, total accrued interest for the Notes was $1,453,151 and $420,956, respectively. Both interest and the Notes are due and payable four years from the closing date of the Purchase Agreement. Interest expense was recognized on the Notes in the amount of $359,999 and $1,032,194 for the three and nine months ended September 30, 2004, respectively and $139,068 for both the three and nine months ended September 30, 2003. Any portion of the accrued interest may be converted at any time to shares of common stock at the applicable conversion price.

The conversion price of the Notes has been adjusted from $0.1081 per share of common stock to approximately $0.1047 per share of common stock as a result of the exercise of Bridge Warrants described in Note 9 to these Condensed Financial Statements.

TECORE converted $1.0 million of the principal amount of its Note into 9,553,442 common stock shares and $3.0 million of the principal amount of its Note into 28,660,325 common stock shares on April 9, 2004 and September 30, 2004, respectively. Both conversions were made under the terms of the Note at the applicable conversion rate of approximately $0.1047 per share. As of September 30, 2004, the aggregate outstanding principal balance of the Notes was $10.0 million; however, TECORE remains obligated to make two additional quarterly payments to the Company in an aggregate amount of $2.0 million.

As a result of the conversion feature embedded in the Notes, which provide for conversion of the Notes into the Company’s common stock at any time, the Company recorded interest expense representing the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. Accordingly, non-cash interest expense was recognized upon the receipt of installment payments in the amount of $2.0 million and $4.0 million for the three and nine months ended September 30, 2004, respectively and $9.0 million for both the three and nine months ended September 30, 2003. Assuming TECORE makes the two additional $1.0 million installment payments for its purchase of the Notes, the Company will record additional non-cash interest expense, with respect to each installment paid, up to an additional $1.0 million for each payment received. The charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing of the Purchase Agreement.

As of September 30, 2004, there were a total of 95,732,729 common shares outstanding with 109,417,006 additional common shares issuable upon conversion of the outstanding principal and accrued interest of the Notes. As TECORE pays the remaining installment payments, additional shares of common stock will be issuable upon conversion of the Notes and the interest accrued therefrom. The 109,417,006 shares of potential common stock equivalents have been excluded from the fully diluted loss per share calculation, as their inclusion would be anti-dilutive.

TECORE is a supplier of switching equipment to the Company. At September 30, 2004, the TECORE Note could have been converted (inclusive of accrued interest, and assuming no conversion of the SCP II Note and any other convertible securities held by other investors) into approximately 40.8% of the Company’s outstanding common stock (or 61.3% in conjunction with other common shares of the Company held by TECORE), and TECORE held approximately 39.1% of the voting power of the Company, which represented the Company’s largest single voting block. TECORE was the Company’s largest customer, accounting for 33.6% of the Company’s revenues during the nine months ended September 30, 2004 and at September 30, 2004 owed the Company 32.2% of the Company’s gross accounts receivable balance. At September 30, 2004, SCP II and SCP Private Equity Partners, L.P. (SCP), an affiliate of SCP II held approximately 10.4% of the outstanding shares of the Company’s common stock (or 38.3% assuming conversion of the SCP II Note, inclusive of accrued interest, and assuming no conversion of the TECORE Note or any other convertible securities held by other investors) and beneficially owned approximately 15.5% of the voting power of the Company. Two of the Company’s directors are affiliates of TECORE. TECORE or one of its affiliates is negotiating an ownership interest in a customer of the Company who represented less than 1.0% of the Company’s revenue for the nine months ended September 30, 2004

12) 2004 PRIVATE PLACEMENT/FUNDING TRANSACTION

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

The Private Placement Warrants became exercisable on October 21, 2004, have a five year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At September 30, 2004, Private Placement Warrants to purchase 3,155,307 shares of Common Stock were outstanding at an exercise price of $1.32. The Private Placement Warrants expire on October 21, 2009.

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

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM system of mobile voice and data transmission. We have substantial experience developing intellectual property in the wireless industry and products and market our products worldwide to operators of wireless networks and to certain military and public safety organizations. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving. For example, our product line now includes our adaptive array SuperCapacity base station, using adaptive array technology to focus radio signals on individual handset antennas instead of spreading signals over the entire cell covered by one base station, and our RapidCell base station, a miniaturized version of our AdaptaCell base station configured for rapid deployment for use by emergency first responders or the military.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $128.4 million in net revenues from our inception through September 30, 2004. We have incurred substantial losses since commencing operations, and as of September 30, 2004, we had an accumulated deficit of $262.4 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least for the next five quarters. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. See Liquidity, Capital Resources, Going Concern Considerations and NASDAQ Listing below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through September 30, 2004, our base stations were being used in twenty-eight deployed systems. We currently sell and market our products in the U.S. through our direct sales force and OEMs. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 74.8% of our net revenues during the nine months ended September 30, 2004. For the fiscal years ended December 31, 2001, 2002, and 2003, our revenue from direct sales to international customers as a percentage of our total revenue was 19.2%, 29.1% and 1.7%, respectively. In addition, revenue from OEM sales for international deployments was 14.1%, 49.0% and 39.8% of our total revenue for the years ended December 31, 2001, 2002, and 2003, respectively.

During 2001, we experienced a significant period of transition. In mid 2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action during the second, third, and fourth quarters of 2001 to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in the following interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; our adaptive array technology for our AdaptaCell SuperCapacity base station; and our traditional GSM infrastructure market. While market demand continues to be uncertain, we believe our strategy and new direction offer the most stable and attractive opportunities for us. These three areas are interrelated and address the same basic market, that is, the wireless infrastructure market. We have had, and expect to continue to have, significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle. Historically our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, has ranged up to eighteen months in time. The length and variability of our sales cycle is influenced by a number of factors beyond our control, including our customers’ build out and deployment schedules; our customers’ access to product purchase financing; our customers’ degree of familiarity with our products; the need for functional demonstrations and field trials; the manufacturing lead time for our products; delays in final acceptance of products following shipments; regulatory developments; and our revenue recognition policies. The effect of our potentially long sales cycle on our results is compounded by our current dependence on a small number of customers.

In general, our gross margins will be affected by many factors including, but not limited to the following:

•	Demand for our products and services;

•	New product introductions, both by us and our competitors;

•	Changes in our pricing policies and those of our competitors;

•	The mix of equipment, services and other products sold;

•	The mix of sales channels through which our products and services are sold;

•	Engineering cost reduction successes;

•	Access to the best vendors from a cost and technology viewpoint;

•	The mix of domestic and international sales; and

•	The volume pricing we are able to obtain from contract manufacturers and third party vendors.

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

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. Our annual business plan projects research and development expenses to increase in the second half of 2004 from 2003 levels as we further the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards. The costs incurred for software development performed by third parties through development agreements are carried on the balance sheet as intangible assets. After the product is offered for sale, the cost is amortized over its estimated useful life. Currently, three software products developed by third parties are being marketed and amortized.

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

General and administrative expenses consist primarily of expenses for finance, office operations, administrative and general management activities, including legal, accounting, human resources, information systems and other professional fees and loss provisions for uncollectable receivables.

RESULTS OF OPERATIONS The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUES
Equipment Revenues	83.7%	46.0%	72.0%	62.4%
Services Revenues	16.3%	54.0%	28.0%	37.6%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES
Equipment Cost of Revenues	59.0%	35.3%	54.7%	48.7%
Services Cost of Revenues	9.5%	33.5%	16.0%	24.3%
Write-down of excess and obsolete inventory	0.0%	0.3%	1.4%	2.0%

Total Cost of Revenues	68.5%	69.1%	72.1%	75.0%

GROSS PROFIT	31.5%	30.9%	27.9%	25.0%

OPERATING EXPENSES:
Research and development	63.4%	48.6%	62.4%	63.2%
Sales and marketing	16.5%	11.5%	15.8%	17.5%
General and administrative	48.6%	41.7%	49.9%	34.3%

Total operating expenses	128.5%	101.9%	128.1%	115.0%

LOSS FROM OPERATIONS	-97.0%	-71.0%	-100.1%	-90.0%
TOTAL OTHER EXPENSE, NET	-46.5%	-204.9%	-34.3%	-86.1%

NET LOSS	-143.5%	-275.9%	-134.5%	-176.1%
CONVERSION CHARGE	0.0%	-177.0%	0.0%	-73.8%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	-143.5%	-452.9%	-134.5%	-249.9%

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net revenue: Net revenues for the nine months ended September 30, 2004 increased $3.8 million or 35.2% to $14.5 million compared to $10.7 million for the nine months ended September 30, 2003. This increase was largely attributable to increased revenues from our two new OEMs: Alcatel USA Sourcing and a major defense contractor. The new OEM revenue gains were partially offset by reduced feature development revenue. The new OEM orders included our first large North American operator sale to Dobson, our first Adaptive Array deployment and increased acceptance of our RapidCell product. Service revenue increased $0.1 million during the nine months ended September 30, 2004 to $4.1 million compared to $4.0 million for the nine months ended September 30, 2003. Approximately $10.8 million (74.8%) of our revenue for the nine months ended September 30, 2004 was generated by three customers.

Through a series of expense reduction efforts and product cost initiatives, we estimate that we can achieve a positive cash flow from operations with revenue of approximately $12.0 million per quarter based on the 2003 gross profit rate. To address the need for revenue growth, our selling strategy shifted in 2002 from a direct sales strategy to relying primarily on OEMs and agents to sell and distribute our products. To this end, we signed non-exclusive OEM agreements with three new OEMs during 2003. These new OEMs include Alcatel USA Sourcing, a large defense contractor and an OEM with a significant presence in the Middle East. With a direct sales and marketing staff of four, OEM and agent revenue are critical to our survival. For the nine months ended September 30, 2004, these new OEMs generated 30.6% of our revenue totaling $4.4 million. Our plan also reflected the introduction of two new products targeted at increasing revenues and margins. During the nine months ended September 30, 2004, these two new products, RapidCell and Adaptive Array, accounted for $2.3 million of revenue. These new product successes contributed to the margin increase in the third quarter of 2004 suggesting that the strategy embraced is starting to gain traction. During October, 2004 we announced an additional $1.4 million U.S. National Guard order, which leverages our RapidCell product and is expected to ship in the fourth quarter of 2004 and the first quarter of 2005.

As previously reported, we had projected our 2004 business plan (the “plan”) revenue at $24-28 million. The plan for the first nine months of 2004 projected $16.1 million compared with our actual performance of $14.5 million, which was $1.6 million or 10.0% less than planned. Third quarter revenue performance in 2004 was impacted by a total of three hurricanes and one tropical storm during the quarter resulting in two plant closures impacting both manufacturing and new product development. As a result of these storms and the resulting manufacturing and product development delays, a substantial portion of the $3.0 million of backlog available to ship during the third quarter has shifted to the fourth quarter of 2004. Achievement of the annual revenue plan will require substantial new orders during the fourth quarter. In order to achieve the previously projected plan of $24.0 million, fourth quarter 2004 revenue of $9.5 million would be required. As of October 20, 2004 we had revenue backlog of approximately $5.5 million. Our commercial OEMs are currently targeting fourth quarter revenue opportunities of $4.0 million. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all. New revenue opportunities for RapidCells and Adaptive Arrays are targeted at $1.5 million. These are very aggressive targets and there can be no assurances that these targets can be met. Based on current estimates, we believe that our annual revenue for 2004 is likely to be in the range of $20.0-24.0 million.

Gross profit: Gross profit for the nine months ended September 30, 2004 increased $1.4 million to $4.0 million as compared to $2.7 million for the nine months ended September 30, 2003. The gross profit margins were 27.9% and 25.0% for the nine months ended September 30, 2004 and 2003, respectively. Both equipment and service margins improved over last year’s level. The increase in the total gross profit margin for the nine months ended September 30, 2004 was primarily attributable to: (1) higher revenue volume, which accounted for $0.4 million of the increase; (2) improved hardware margins, which contributed $0.2 million and improved service margin, which contributed $0.3 million of increased margin; and (3) improved warranty experience, which resulted in a $.4 million net decrease in the warranty expense. Based upon our estimated view that the telecommunications market served by us will experience a turnaround in the future, successful implementation of product cost reductions and the refocus of our sales efforts toward the SuperCapacity AdaptaCell and RapidCell base stations, our plan reflected higher gross margin percentage in the second half of 2004. Our third quarter margins did improve from 25.0% in the second quarter of 2004 to 31.5% in the third quarter of 2004. However, future market conditions and economic conditions could affect the achievement of this margin objective in the fourth quarter of 2004. Cost of revenues also includes $0.1 million of non-cash stock compensation expense.

Total other expense: Total other expense for the nine months ended September 30, 2004 decreased to an expense of $5.0 million compared to an expense of $9.2 million for the nine months ended September 30, 2003. This $4.2 million decrease was primarily attributable to $4.1 million of additional expense in 2003 resulting from the beneficial conversion feature associated with the convertible debt financing described in Note 11 to our Condensed Financial Statements and interest charges associated with the convertible debt. As a result of the conversion feature embedded in the Notes, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we record the intrinsic value of the conversion feature as interest expense, limited to the total cash proceeds received from the funding. In both January and April 2004 we received a payment of $1.0 million from TECORE and therefore interest expense of $1.0 million was recorded in the first and second quarters of 2004. In both July and September 2004, we received a payment of $1.0 million from TECORE and therefore interest expense of $2.0 million was recorded in the third quarter of 2004. Assuming TECORE makes the two remaining $1.0 million installment payments for its purchase of the Notes, we will record additional non-cash interest expense, in the quarter in which such payment is made. The charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing under the Purchase Agreement.

Stock compensation expenses: Stock compensation expenses for the nine months ended September 30, 2004 were $7.0 million compared to $1.3 million for the nine months ended September 30, 2003. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working as described in Note 8 to our Condensed Financial Statements. During 2003, we amended our stock option plan with the approval of our stockholders. Under the amended plan the number of options available for grant was increased to 30,742,986. Also during 2003, 20,081,926 options at an exercise price of $0.01 per share were granted to employees. The granting of these stock options to employees resulted in non-cash deferred compensation of $19.1 million to be amortized ratably over the two year vesting period ending in September 2005. Accordingly, $7.0 million of stock compensation expense was recorded during the nine months ended September 30, 2004.

Conversion Charge: The $7.9 million conversion charge recorded in the third quarter of 2003 resulted from the inducement charges associated with the conversion of the Series B Convertible Preferred Stock. This charge resulted in a loss attributable to common stockholders of $7.9 million taking into account the value of the $500,000 paid to each Mellon and Tandem, the shares of common stock issued to SCP II, and the shares of common stock issued to the holders upon conversion. The $16.0 million dollar Investment (Note 11) was conditioned upon voluntary conversion by the holders of Series B Convertible

Preferred Stock. The holders converted their preferred shares to common stock at a conversion price of $1.57 per share (half of the effective conversion price but well above the original Note conversion price of $0.1081 per share), effectively waiving their full ratchet anti-dilution adjustment rights and giving up all of their rights and privileges as preferred stockholders, including their liquidation preferences. The Series B holders who converted their preferred shares into common stock also waived their accrued dividends in the aggregate amount of $5.4 million. There was no conversion charge in 2004.

Research and development: Research and development expenses for the nine months ended September 30, 2004 increased $2.3 million or 33.6% to $9.0 million compared to $6.8 million for the nine months ended September 30, 2003. This increase was due primarily to the $2.1 million of non–cash stock compensation expense in 2004 compared with $0.3 million in 2003 and increased labor and supplies to support internal development activity. Our annual plan projected research and development costs to continue to trend upward in 2004 for two reasons: (1) our current efforts to increase engineering headcount to accelerate development of new product features and (2) the research and development portion of non-cash stock compensation expense is expected to increase from $0.8 million in 2003 to approximately $2.8 million in 2004.

Sales and marketing: Sales and marketing expenses for the nine months ended September 30, 2004 increased $0.4 million or 22.3% to $2.3 million compared to $1.9 million for the nine months ended September 30, 2003. The increase was due primarily to the $0.5 million increase of non-cash stock compensation expense, partially offset by decreases in payroll and other support expenses. We are expecting sales and marketing costs to continue trending upward in 2004 for two reasons: (1) anticipated increased revenue should result in increased sales commissions and (2) the sales and marketing related portion of the non-cash stock compensation expense is expected to increase from $0.2 million in 2003 to $0.8 million in 2004.

General and administrative: General and administrative expenses for the nine months ended September 30, 2004 increased $3.5 million or 96.3% to $7.2 million as compared to $3.7 million for the nine months ended September 30, 2003. The $3.5 million increase is primarily due to an increase in the non–cash stock compensation expense of $3.3 million associated with the stock options granted to employees. We expect general and administrative expenses will increase in 2004 as the general and administrative portion of the non-cash stock compensation expense is expected to increase from $2.7 million in 2003 to over $5.5 million in 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net revenue: Net revenues for the three months ended September 30, 2004 increased $0.6 million or 12.5% to $5.0 million compared to $4.5 million for the three months ended September 30, 2003. This increase was largely attributable to increased revenues from Alcatel USA Sourcing offsetting reductions in feature development and TECORE OEM revenues. Service revenue decreased $1.6 million during the three months ended September 30, 2004 to $0.8 million compared to $2.4 million for the three months ended September 30, 2003 reflecting a $1.6 million reduction in feature development revenue. Equipment revenues increased $2.1 million or 104.8% due to increased Alcatel USA Sourcing revenue. Approximately $3.6 million (71.5%) of our revenue in the three months ended September 30, 2004 was generated by two customers.

Through a series of expense reduction efforts and product cost initiatives, we estimate that we can achieve a positive cash flow from operations with revenue of approximately $12.0 million per quarter based on the 2003 gross profit rate. To address the need for revenue growth, our selling strategy shifted in 2002 from a direct sales strategy to relying primarily on OEMs and agents to sell and distribute our products. To this end, we signed non-exclusive OEM agreements with three new OEMs during 2003. These new OEMs include Alcatel USA Sourcing, a major defense contractor, and an OEM with a significant presence in the Middle East. With a direct sales and marketing staff of four, OEM and agent revenue are critical to our survival. During the third quarter of 2004, these new OEMs generated 56.0% of our revenue totaling $2.8 million. Third quarter revenue performance was impacted by a total of three hurricanes and one tropical storm during the quarter resulting in two plant closures impacting both manufacturing and new product development. As a result of these storms and the resulting manufacturing and product development delays, a substantial portion of the $3.0 million of backlog available to ship during the third quarter has shifted to the fourth quarter of 2004. As previously reported, our 2004 business plan targets revenue of $24-28 million. Our $24.0 million revenue plan for the first nine months of 2004 targeted $16.1 million compared with our actual performance of $14.5 million. Achievement of the annual revenue plan will require a substantial increase in new orders during the fourth quarter, which cannot be assured, and is detailed in the nine months discussion above. Based on current estimates, the Company believes its annual revenue for 2004 is likely to be in the range of $20.0-24.0 million.

Gross profit: Gross profit for the three months ended September 30, 2004 increased $0.2 million to $1.6 million as compared to $1.4 million for the three months ended September 30, 2003. Most of the increase was attributable to revenue increases as the gross profit margins were essentially flat at 31.5% and 30.9% for the three months ended September 30, 2004 and 2003, respectively. Although overall gross margins were flat year over year, there was a significant change in the margin percentages for equipment revenues, which increased from 23.1% in the third quarter of 2003 to 29.5% in the third quarter of 2004. This increase was due to increased volume of new products with higher margins. Based upon our estimated view that the telecommunications market served by AirNet will experience a turnaround in the future, successful implementation of product cost reductions and the refocus of our sales efforts toward the SuperCapacity AdaptaCell and RapidCell base stations, our plan reflected higher gross margin percentage in the second half of 2004. However, future market conditions and economic conditions could affect the achievement of this objective. Cost of revenues also includes approximately $32 thousand of non-cash stock compensation expense in the third quarter of 2004.

Total other expense: Total other expense for the three months ended September 30, 2004 decreased to an expense of $2.3 million compared to an expense of $9.1 million for the three months ended September 30, 2003. This decrease was primarily attributable to a $7.0 million decrease of expense resulting from the beneficial conversion feature associated with the convertible debt financing described in Note 11 to our Condensed Financial Statements. As a result of the conversion feature embedded in the Notes, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we record the intrinsic value of the conversion feature as interest expense, limited to the total cash proceeds received from the funding. In April 2004 we received a payment of $1.0 million from TECORE and therefore interest expense of $1.0 million was recorded in the second quarter of 2004. In July and September 2004, we received additional payments of $1.0 million from TECORE and therefore interest expense of $2.0 million was recorded in the third quarter of 2004, compared to $9.0 million of such expense from payments received during the third quarter of 2003. Assuming TECORE makes the two remaining $1.0 million installment payments for its purchase of the Notes, we will record additional non-cash interest expense in the quarter in which such payment is made. The charge to earnings was determined based on the intrinsic value of the conversion feature on the date of the closing under the Purchase Agreement.

Stock compensation expenses: Stock compensation expenses for the three months ended September 30, 2004 were $2.3 million compared to $1.2 million for the three months ended September 30, 2003. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working as described in Note 8 to our Condensed Financial Statements. During 2003, we amended our stock option plan with the approval of our stockholders. Under the amended plan the number of options available for grant was increased to 30,742,986. Also during 2003, 20,081,926 options at an exercise price of $0.01 per share were granted to employees. The granting of these stock options to employees resulted in non-cash deferred compensation of $19.1 million to be amortized ratably over the two year vesting period ending in September 2005. Accordingly, the $2.3 million of stock compensation expense was recorded during the three months ended September 30, 2004.

Research and development: Research and development expenses for the three months ended September 30, 2004 increased $1.0 million or 46.6% to $3.2 million compared to $2.2 million for the three months ended September 30, 2003. This increase was due to the $0.4 million increase of non–cash stock compensation expense and the $0.6 million reduction in expenses charged to cost of revenues. We expect research and development costs to continue to trend upward in 2004 for two reasons: (1) our current efforts to increase engineering headcount to accelerate development of new product features and (2) the research and development portion of non-cash stock compensation expense is expected to increase from $0.7 million in 2003 to approximately $2.8 million in 2004.

Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2004 increased $0.3 million or 61.3% to $0.8 million compared to $0.5 million for the three months ended September 30, 2003. The increase was due primarily to the $0.2 million of non-cash stock compensation expense in 2004 compared with $21 thousand in 2003. We are expecting sales and marketing costs to continue trending upward in 2004 for two reasons: (1) increased revenue should result in increased sales commissions and (2) the sales and marketing related portion of the non-cash stock compensation expense is expected to increase from $0.2 million in 2003 to $0.8 million in 2004.

General and administrative: General and administrative expenses for the three months ended September 30, 2004 increased $0.6 million or 30.9% to $2.4 million as compared to $1.9 million for the three months ended September 30, 2003. The increase is primarily due to an increase in the non–cash stock compensation expense of $0.5 million associated with the stock options granted to employees. We expect general and administrative expenses will increase in 2004 as the general and administrative portion of the non-cash stock compensation expense is expected to increase from $2.7 million in 2003 to over $5.5 million in 2004.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years
Operating lease obligations	$749	$565	$182	$2
Capital lease obligations	6	6	—	—
Other purchase obligations and commitments [1]	4,289	4,289	—	—
Long-term debt obligations [2]	11,636	—	11,636	—

Total	$16,680	$4,860	$11,818	$2

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in Note 6 to our Condensed Financial Statements.
[2]	Includes accrued interest on the Bridge Loan of $160,741 through its maturity date of August 13, 2003 and accrued interest, as of September 30, 2004, on the Bridge Loan interest and installments received on the Purchase Agreement Notes net of the April 9, 2004 $1.0 million and the September 30, 2004 $3.0 million conversions to the Company’s common stock. Related future interest on the principal balance of the Purchase Agreement Notes ($10.0 million) of $4.4 million will be due, assuming no additional conversions, upon their maturity in August 2007.

Certain remaining obligations under our agreement with ArrayComm are not included above as they are contingent upon the shipment of 100 SuperCapacity base stations. As of September 30, 2004, we have shipped nine SuperCapacity base stations; therefore, we cannot estimate the amount of this contingent obligation.

LIQUIDITY, CAPITAL RESOURCES, GOING CONCERN CONSIDERATIONS AND NASDAQ LISTING

The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of September 30, 2004, had an accumulated deficit of $262.4 million. Cash used in operating activities for the nine months ended September 30, 2004 was $4.9 million. We expect to have a net operating loss for at least the next five quarters. At September 30, 2004, our principal source of liquidity was $9.0 million of cash and cash equivalents and the commitment of two additional $1.0 million quarterly installment payments pursuant to the Securities Purchase Agreement (Purchase Agreement) (see Note 11 to our Condensed Financial Statements) payable to us and accounts receivable totaling $4.8 million. As of October 20, 2004, we had approximately $5.5 million in revenue backlog. Our current 2004 operating plan, discussed in more detail below, projects that cash generated from planned revenue of $24.0 million combined with the $9.0 million on hand at September 30, 2004 and the future payments payable by TECORE pursuant to the Purchase Agreement would be adequate to defer the requirement for additional funding through the first quarter of 2005; however, there can be no assurance that proceeds from the Purchase Agreement and future revenues will be adequate to sustain operations through the first quarter of 2005. See Notes 11 and 12 to our Condensed Financial Statements for further explanation. Although cash used in operations for the nine months ended September 30, 2004 reflects a cash usage rate of less than $1.7 million per quarter, it is important to note that inventory levels dropped $1.9 million during those nine months and the sale of inventory was a source of cash during the first nine months. We expect that inventory levels will start to trend upward as early as the fourth quarter of 2004. If cash from the Purchase Agreement and future revenue are insufficient to sustain operations, we may need to raise additional capital. Such conditions raise substantial doubt that we will be able to continue as a going concern.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by us has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by the resulting inability to generate sufficient revenues to cover expenses and reach profitability. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base resulting in intense price performance competition, and have substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small to medium sized Personal Communications Service (PCS) operators in North America. We continue to execute a significant cost reduction program for our products and have programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful.

As our principal customer and OEM, TECORE has indicated it may purchase approximately $10.0 million of our products in 2004. Revenue of $4.9 million from sales to TECORE was recognized in the first nine months of this year. TECORE is pursuing opportunities with private, public and government wireless operators located in North America, South America, the Middle East, Africa, Europe and Asia. We cannot provide any assurance that TECORE will provide us with this level of anticipated sales in 2004. Factors which could help TECORE in its efforts to sell at least $10.0 million of our products in 2004 include: our ability to reduce prices to enhance competition; our ability to support trials for our adaptive array SuperCapacity base station product and our ability to produce sufficient levels of inventory to meet short-term delivery schedules. Factors which could hinder TECORE in its efforts to sell at least $10.0 million of our products in 2004 include: TECORE’s ability to provide or facilitate financing for its customers, our failure to meet scheduled delivery dates for existing and future orders; our failure to reduce prices or to otherwise effectively compete against certain competitors and the realization of any other risk factors included in this Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our other SEC filings. Other factors that could affect our future operating results and cause actual results to vary from our plans include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with three customers accounting for 74.8% of our revenue for the nine months ended September 30, 2004), our ability to continue doing business in the foreign countries where we are selling our products, our ability to produce new products, our ability to avoid the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks.

Achievement of the $24.0 million revenue plan for 2004 will require substantial increases in new orders from the revenue levels reported in the first three quarters of the year. In the absence of TECORE providing substantial additional orders, which we can ship in the fourth quarter of this year, it is unlikely that we will achieve our revenue plan of $24.0 million. Based on current estimates, we believe our annual revenue for 2004 is likely to be in the range of $20.0-24.0 million. We continue to work closely with TECORE to explore product options that would be attractive to their market. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

Since it is unlikely that we will achieve profitable operations in the near term, and since we will continue to consume cash in the foreseeable future, we must reduce the negative cash flows in the near term to continue operations by either increasing revenues, decreasing operating expenses, or securing additional funding. However, there can be no assurances that we will succeed in achieving this goal, and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debts to the holders, in accordance with the Purchase Agreement, of the balance of $16.0 million Notes (the Notes), including deferred interest under the Notes and the 2003 Bridge Loan as described in Note 11 to our Condensed Financial Statements, or to any other creditors. Accordingly, should we file for bankruptcy, there is no assurance that our stockholders would receive any value.

We have engaged a financial advisor to assist us in identifying and evaluating strategic business options. These options include, but are not limited to: (i) seeking strategic partners and/or strategic investors and (ii) a business combination or acquisition.

Considering the uncertainty regarding our ability to materially increase sales, our cash requirements for 2005 will likely exceed available cash resources. As a result of this condition, management is also continuing to evaluate private equity (or PIPE) funding options.

No assurances can be given that additional financing will continue to be available to us on acceptable terms, or at all. If we are unsuccessful in our plans to (i) generate sufficient revenues from new and existing products sales; (ii) diversify our customer base; (iii) decrease costs of goods sold, and achieve higher operating margins; (iv) obtain additional debt or equity financing; or (v) otherwise consummate a transaction that improves our liquidity position, we will have insufficient capital to continue our operations. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

Under continued listing standard 1 (NASDAQ Marketplace Rule 4450(a)), companies listed on the NASDAQ National Market are required to have, among other requirements, total stockholders’ equity of $10.0 million and a minimum bid price of at least $1.00 per share. On June 30, 2004 we received a letter from the NASDAQ which, in part, stated “For the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for the continued inclusion under Marketplace Rule 4450(a)(5) (the ‘Rule’). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company will be provided 180 calendar days, or until December 27, 2004, to regain compliance.” In order to regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days. We cannot give investors in our common stock any assurance that we will be able to regain or maintain compliance with the $1.00 per share minimum bid price standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future. As addressed in Part II, Item 4 of this Form 10-Q, our stockholders have voted to authorize the Board of Directors discretionary authority to affect a reverse stock split which may be necessary to regain compliance.

As of March 31, 2004 our stockholders’ equity was $7.3 million and was below the $10.0 million requirement under NASDAQ continued listing standard 1 (Rule 4450(a)). Alternatively, NASDAQ continued listing standard 2 (Rule 4450(b)) requires, among other things, a market value of listed securities of $50.0 million, the market value of publicly held shares of $15.0 million and a minimum bid price of $1.00, with no stockholders’ equity requirement. During portions of the first and second quarters of 2004, we satisfied listing standard 2. On July 7, 2004 the NASDAQ notified us that the market value of our listed securities had dropped below the minimum of $50.0 million dollars and that our most recent quarterly report on Form 10-Q reflected stockholders’ equity of under $10.0 million as required to meet listing standard 1. On July 13, 2004, we filed a current report on Form 8-K stating that as of June 30, 2004, our stockholders’ equity exceeded $10.0 million. As of September 30, 2004 our stockholders’ equity was $11.2 million reflecting conversion of $3.0 million principal amount of Convertible Senior Debt by TECORE during September 2004 as explained in Part II, Item 2 of this Form 10-Q. Absent an additional conversion of senior debt, an infusion of additional equity capital, a significant reduction in the fourth quarter net loss as compared to the historical net loss or compliance under Maintenance Standard #2, which has no equity requirement, we project a deficiency by the filing of our annual report on Form 10-K next year. As such, we cannot give investors in our common stock any assurance that we will be able to maintain compliance with either minimum standard for continued listing on the NASDAQ National Market or the NASDAQ SmallCap Market and that the liquidity that NASDAQ provides will be available to investors in the future. See “Risk Factors – Our stock has been subject to delisting from the NASDAQ National Market due to past maintenance standard deficiencies and may be subject to delisting in the future due to potential, new maintenance standard deficiencies.”

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended September 30, 2004 was $4.9 million compared to net cash used in operating activities of $6.7 million for the nine months ended September 30, 2003. The $1.8 million decrease in net cash used in operating activities was primarily attributable to changes in current assets net of cash. In the first nine months of 2004, current assets net of cash decreased $1.9 million from the beginning of the year, compared to a decrease of $0.5 million in the first nine months of 2003 resulting in a net increase in net cash from operations of $1.4 million when compared to the 2003 cash flow. In the nine months ended September 30, 2004 the net loss attributable to common stock was ($19.5) million which included $12.0 million of non-cash charges. In the nine months ended September 30, 2003, the net loss attributable to common stock was ($26.7) million which included $18.3 million of non-cash charges. These non-cash charges include: stock option expenses, debt conversion interest, interest on convertible debt and conversion charge.

Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging from 0 - 50 % of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amount due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag requires investments in working capital as our revenues increase. As of September 30, 2004 our net accounts receivable balance was $4.8 million (see Note 4 of our Condensed Financial Statements). In addition, our inventory balance includes $400 thousand of slow moving inventory as of September 30, 2004. We believe that the $400 thousand is realizable inventory but there can be no assurance of the value that will actually be realized from the sale of this inventory.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities (capital expenditures) for the nine months ended September 30, 2004 was $206 thousand compared to net cash used for capital expenditures for the nine months ended September 30, 2003 of $186 thousand. The level of capital expenditures remains low, as our physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $9.1 million for the nine months ended September 30, 2004, compared to net cash provided by financing activities of $8.2 million for the nine months ended September 30, 2003. The financing activities in 2004 included the April 2004 Private Placement transaction ($5.1 million net of expenses) and $4.0 million in proceeds from installment payments made in connection with the transaction closed under the August 2003 Purchase Agreement during the nine months ended September 30, 2004. The financing activities in 2003 included $6.0 million in proceeds from the transaction closed under the Bridge Financing described in Note 11 to our Condensed Financial Statements and $2.0 million of net proceeds from payments made in connection with the transaction closed under the August 2003 Purchase Agreement during the nine months ended September 30, 2003. The $2.0 million received was net of a $500 thousand payment to Mellon and Tandem as part of the Purchase Agreement. In addition, $4.0 million of principal of the Note issued to TECORE in connection with the Purchase Agreement was converted from debt to equity during the nine months ended September 30, 2004, which increased equity and decreased long-term debt.

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

Accounting for Inventory – We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required beyond the write-off that was previously taken.

Long-lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our long-lived assets include property and equipment and licensing and software development costs. Upon our determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Unsuccessful product marketing or continued substantial operating losses could result in an inability to recover the carrying value of the investment and therefore, might require an impairment charge in the future.

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

Intense price performance competition for mobile switch centers will reduce sales opportunities in North American markets. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels, targeting our traditional customer base and resulting in intense price performance competition which has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small to medium sized Personal Communications Service (PCS) operators in North America. We are executing a significant cost reduction program for our products and have programs in place to enhance MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. If we are unable to overcome the current competitive pressures facing us in connection with our traditional target market of small to medium operators for cost effective coverage solutions, we may be unable to compete against our larger competitors for future sales to small to medium sized PCS operators in North America.

We may experience difficulties in the introduction of new or enhanced products, such as the SuperCapacity base station or the AdaptaCell compact, outdoor base station, that could result in significant, unexpected expenses or delays in the launch of new or enhanced products. The development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or product enhancements. We also must effectively manage the transition from old products to new or enhanced products. We cannot assure you that we will be able to develop, introduce or manage new product or product enhancements in a timely manner or at all. Failure to develop new products or product enhancements in a timely manner would substantially decrease market acceptance and sales of our products.

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

A substantial number of our common shares are available for sale in the public market simultaneously, which could cause the market price of our shares to decline. Recent and continuing sales of substantial amounts of our common shares in the public market by Mellon Ventures, SCP Private Equity Partners, and/or TECORE and the awareness that a large number of shares is available for sale could cause the market price of our common shares to decline. The lock-up agreement signed by SCP Private Equity Partners and TECORE in connection with the April 26, 2004 Private Placement expires on November 28, 2004 and a total of 144.5 million shares of common stock and potentially convertible common stock equivalents held by those stockholders which were otherwise locked up since April 2004 will be released from the lock-up and could be sold into the market, subject to certain limitations under applicable securities laws. Sales of our common shares held by existing stockholders could cause the market price of our shares to decline.

A substantial number of potentially dilutive convertible securities are outstanding, have conversion or strike prices below the current market value of our common shares and are available for either exercise or conversion into our common shares. As a result of the substantial amount of our outstanding convertible notes and outstanding options, as well as outstanding warrants, we have a large number of securities that could be converted into shares of our common stock at prices below the current market value of our common stock. The conversion of these securities into our common stock could be dilutive to our existing stockholders and their exercise or sale could cause the market price of our common stock to decline. Refer to Notes 7, 8, 11 and 12 in our Condensed Financial Statements for further details.

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

Control by our existing stockholders could discourage the potential acquisition of our business. As of September 30, 2004, our executive officers, directors and 5% or greater stockholders and their affiliates owned approximately 43.4 million shares, or approximately 45.3%, of our outstanding common shares. In addition, at September 30, 2004, SCP Private Equity Partners II, L.P. and TECORE, Inc. held senior secured convertible debt that could be converted into approximately 109.4 million additional shares (not including shares issuable upon conversion of installment payments by TECORE not yet received by September 30, 2004). The convertible debt entitles the holders to voting rights on an as-converted basis (with a deemed conversion price of $0.57 per share for voting purposes only), giving the holders the voting equivalent of approximately 20.1 million additional shares (not including unpaid principal installments). Acting together or alone, these stockholders may be able to control all matters requiring approval by stockholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing any benefit that such a change in control or acquisition could have.

We may require additional financing to fund our operations for the remainder of fiscal 2004 and beyond and this financing may not be available. We cannot assure you that our existing cash and cash equivalents will be sufficient to meet our liquidity requirements. We may require additional capital to fund our operations during the remainder of fiscal 2004 and beyond. We have had recurring net losses since our inception and in the nine months ended September 30, 2004. Our management is currently attempting to execute plans intended to increase revenues and margins and potentially raise additional financing through the issuance of debt or equity securities, the sale of assets or through other means.

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and such securities may have rights, preferences and privileges senior to those held by existing stockholders. In addition, the terms of any debt could impose restrictions on our operations. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Moreover, if we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may even need to cease operations. We cannot assure you that we will be successful in the execution of our plans.

Our stock is subject to delisting from the NASDAQ National Market due to current maintenance standard deficiencies and it is uncertain if we will be able to achieve and sustain compliance with such required maintenance standards. On July 7, 2004, The NASDAQ Stock Market, Inc. (“NASDAQ”) notified us that for the previous 10 consecutive trading days, the market value of our listed securities had been below the minimum requirement for continued inclusion under Maintenance Standard #2 (the “Market Value Deficiency”) and noted that our total assets and revenues were under the alternative requirements set by the same maintenance standard.

In addition, our stockholders’ equity at September 30, 2004 was $11.2 million. Under Nasdaq Maintenance Standard #1, stockholders’ equity of $10.0 million is required. Absent a conversion of senior debt by the senior debt holders or an infusion of equity capital, or compliance under Maintenance Standard #2, which has no stockholders’ equity requirement, the Company projects a deficiency by the filing of its annual report next year. In order to maintain a listing on the NASDAQ National Market, we must meet either Maintenance Standard #1 or Maintenance Standard #2, though we do not need to meet both standards.

On June 30, 2004, NASDAQ also notified us that for the prior 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5).

We have until December 27, 2004 to correct the minimum bid price requirement. There can be no assurance we will be successful in correcting this requirement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. When we invest proceeds from our financing activities, we invest proceeds in interest bearing, investment grade securities maturing within 24 months. Our transactions are generally conducted, and our accounts are denominated in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at September 30, 2004.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered Securities

On September 30, 2004, TECORE converted a portion of its initial Note payment of $3.0 million into 28,660,325 shares of the Company’s unregistered common stock at a conversion rate of approximately $0.1047 per share (see Note 11 of our Condensed Financial Statements for further explanation). The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), by virtue of one or both of Section 3(a)(9) thereunder or the private placement exemptions of Section 4(2) thereunder or the rules and regulations of the SEC promulgated under such section.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 31, 2004, proxy materials were mailed to our stockholders requesting approval of certain proposals at the annual meeting of shareholders held on September 28, 2004. At the annual meeting, the following matters were voted on and approved by our stockholders:

1. The election of eight directors to our Board of Directors, each to serve a one year term:

	Common Stock		Voting Stock Equivalents		TOTAL VOTING STOCK
	For	Withheld	For	Withheld	For	Withheld
George M. Calhoun	46,896,085	526,482	23,221,341	0	70,117,426	526,482
Glenn A. Ehley	46,947,310	475,257	23,221,341	0	70,168,651	475,257
Gerald Y. Hattori	46,554,203	868,364	23,221,341	0	69,775,544	868,364
Darrell L. Maynard	46,502,933	919,634	23,221,341	0	69,724,274	919,634
Daniel A. Saginario	46,888,110	534,457	23,221,341	0	70,109,451	534,457
Jay J. Salkini	46,894,460	528,107	23,221,341	0	70,115,801	528,107
Shiblie O. Shiblie	46,538,706	883,734	23,221,341	0	69,760,047	883,734
Ronald W. White	46,949,230	473,337	23,221,341	0	70,170,571	473,337

2. The approval of an amendment to our Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio within the range of one-for-five to one-for-fifteen and the grant of discretionary authority to our Board of Directors for a period of twelve months to file the amendment and to implement the reverse split and determine the exact ratio and the effective date for the reverse split, or to determine not to proceed with the reverse split in its discretion.

	Common Stock		Voting Stock Equivalents		TOTAL VOTING STOCK
FOR	46,236,795	FOR	23,221,341	FOR	69,458,136
AGAINST	1,125,217	AGAINST	0	AGAINST	1,125,217
ABSTAIN	60,555	ABSTAIN	0	ABSTAIN	60,555

3. Ratification of the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending December 31, 2004.

	Common Stock		Voting Stock Equivalents		TOTAL VOTING STOCK
FOR	47,169,886	FOR	23,221,341	FOR	70,391,227
AGAINST	158,584	AGAINST	0	AGAINST	158,584
ABSTAIN	94,097	ABSTAIN	0	ABSTAIN	94,097

ITEM 5. OTHER INFORMATION

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

On July 15, 2004, the Company selected BDO Seidman, LLP as its independent auditors for the year ending December 31, 2004.

On July 30, 2004 the Company executed and submitted to the NASDAQ the Corporate Governance Certification form certifying compliance with the NASDAQ’s corporate governance requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. (a) Exhibits:

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
3.1.1	(11)	Eighth Amended and Restated Certificate of Incorporation

3.1.2	(12)	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation

3.2	(11)	Third Amended and Restated Bylaws

4.1	(1)	Specimen Certificate evidencing shares of Common Stock.

4.2	(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3	(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4	(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5	(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6	(5)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.6.1	(11)	Amendment No. 1, dated August 13, 2003, to Rights Agreement dated January 9, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent

4.7	(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $12 million, issued to TECORE

4.8	(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $4 million, issued to SCP

4.9	(11)	Allonge dated August 13, 2003 between the Company and TECORE

4.10	(11)	Allonge dated August 13, 2003 between the Company and SCP

10.1	(11)	Amended and Restated AirNet Communications Corporation 1999 Equity Incentive Plan effective August 13, 2003

10.2	(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3	(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4	(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5	(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6	(6)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.7	(6)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.8	(6)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.9	(6)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10	(6)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.11	(7)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.12	(7)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.13	(9)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.14	(9)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.15	(9)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.16	(9)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.17	(9)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.18	(9)	Notice of Election to Convert from Mellon Ventures, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.19	(9)	Notice of Election to Convert from Tandem PCS Investments, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.20	(9)	Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCs Investments, LP, SCP Private Equity Partners II, LP, Mellon Ventures, LP and Edwards & Angell, LLP, as escrow agent.

10.21	(9)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, LP

10.22	(9)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.23	(10)	Terms sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.24	(11)	First Amendment to Security Agreement dated August 13, 2003 among the Company, TECORE and SCP, amending the Security Agreement dated January 24, 2003

10.25	(11)	Amended and Restated Employment Agreement, Severance and Bonus Agreement, dated August 13, 2003, between the Company and Glenn A. Ehley

10.26	(11)	Non-Qualified Stock Option Agreement dated August 13, 2003 between the Company and Glenn Ehley

10.27	(11)	Intercreditor and Subordination Agreement dated August 13, 2003 among the Company, Force Computers, Inc. Sanmina Corporation and Brooktrout, Inc.

10.28	(11)	Amended and Restated AirNet Bonus Program dated and effective August 13, 2003

10.29	(11)	Tag-Along Allocation Agreement dated August 13, 2003

10.30	(13)	Securities Purchase Agreement dated as of April 22, 2004, among AirNet Communications Corporation and the investors named therein.

10.31	(13)	Consent, Waiver and Lock-Up Agreement dated April 21, 2004 by and among SCP Private Equity Partners II, L.P., TECORE, Inc., Mellon Ventures, L.P., SCP Private Equity Partners, L.P. and AirNet Communications Corporation.

10.32	(14)	Registration Rights Agreement dated April 23, 2004 among AirNet Communications Corporation and the investors named therein.

10.33	(14)	Form of Warrant dated April 23, 2004

10.34		Severance Agreement dated August 20, 2004 between AirNet Communications Corporation and Joseph F. Gerrity

10.35		Consulting Agreement dated August 24, 2004 between AirNet Communications Corporation and Ronald W. White

31.1		Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2		Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1		Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.
(2)	Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.
(5)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.
(6)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.
(10)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.
(11)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2003.
(12)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2003.
(13)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2004.
(14)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.

(b).	Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 13, 2004 reporting events under Items 5 and 12, Other Events; Results of Operations and Financial Condition.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 14, 2004, as later amended on July 22, 2004, reporting one event under Item 5. Other Events and filing one exhibit under Item 7, Financial Statements and Exhibits.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 15, 2004 reporting one event under Item 4, Change in Registrants Certifying Accountants.

The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on July 28, 2004 filing one exhibit under Item 7, Financial Statements and Exhibits, and reporting one event under Item 12, Results of Operations and Financial Condition.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 30, 2004 reporting one event under Item 10, Amendments to the Registrant’s code of Ethics, or Waiver of a Provision of the Code of Ethics.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 4, 2004 reporting one event and one exhibit under Item 5, Other Events.

The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on August 12, 2004 filing one exhibit under Item 7, Financial Statements and Exhibits, and reporting one event under Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2004

/s/ GLENN A. EHLEY
Glenn A. Ehley, President and Chief
Executive Officer
(Principal Executive Officer)

/s/ JOSEPH F. GERRITY
Joseph F. Gerrity, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.34	Severance Agreement dated August 20, 2004 between AirNet Communications Corporation and Joseph F. Gerrity

10.35	Consulting Agreement dated August 24, 2004 between AirNet Communications Corporation and Ronald W. White

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.