Form 10-K
period 2004-12-31
AIRNET COMMUNICATIONS CORP
filed 2005-03-28
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of shares held by non-affiliates as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $28,139,853 (based on a closing price on June 30, 2004 on NASDAQ of $6.90 per share, adjusted retroactively to reflect the 1-for-10 reverse stock-split effected December 9, 2004). As of February 16, 2005, 12,476,377 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

i

TRADEMARK AND TRADE NAMES

The stylized AirNet mark, AirNet®, AdaptaCell®, AirSite®, Backhaul Free™, RapidCell™, Trip Cap™, SuperCapacity™, IntelliBSSTM, iBSSTM and DirectLinkTM are trademarks of AirNet Communications Corporation.

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

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2004, our base stations had been deployed in twenty-seven networks. Worldwide, we sell our products through our direct sales force, as well as through agents, resellers, and original equipment manufacturers (OEMs).

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated $134.6 million in net revenues from our inception through December 31, 2004. We have incurred substantial losses since commencing operations, and as of December 31, 2004, we had an accumulated deficit of $259.1 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base, we expect to continue to incur net losses at least through 2005. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We are likely to require additional funding in the near future, and there is no guarantee that such funding will be available to us. See Liquidity, Capital Resources and Going Concern Considerations under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM, or Global System for Mobile Communications, system of mobile voice and data transmission. We market our products worldwide to operators of wireless networks and to certain governmental and public safety organizations. A base station is a key component of a wireless network that receives and transmits voice and data signals over radio frequencies. We designed our base stations to be easier to deploy and upgrade and to have lower operating costs than other existing base stations.

Product Overview. Our system features six innovative base station products:

AdaptaCell base station. Our AdaptaCell base station is a software-defined base station, meaning it uses software to control the way it filters, encodes or decodes wireless signals. Our AdaptaCell base station incorporates a patented broadband, software-defined, radio architecture that is designed to enable operators to upgrade their wireless networks to offer high-speed data and Internet services by changing software with few, if any, hardware modifications rather than deploying new base stations. Our AdaptaCell base station also incorporates a broadband architecture, meaning that it uses only one radio to process a large number of radio channels simultaneously.

Adaptive Array SuperCapacity base station. The broadband architecture of our flagship AdaptaCell base station makes it the ideal platform to deliver integrated software algorithms that will permit the addition of an adaptive array antenna feature. Adaptive array technology focuses radio signals on individual handset antennas instead of spreading the signals over the entire cell covered by one base station. It also blocks the strongest interference, which significantly increases performance, capacity and high-speed data rates. The AirNet Adaptive Array Super Capacity base station provides network operators with a potentially compelling value proposition. The adaptive array technology, licensed by AirNet from ArrayComm, Inc., improves capacity, call quality, and high-speed data performance while reducing the number of cell sites required by up to a factor of 5x. In order to support capacity deployments on traditional wireless systems, operators must re-use their spectrum. This re-use of spectrum creates additional voice channels but inherently increases interference, degrading the quality of service provided by the network. In contrast, the AirNet SuperCapacity base station utilizing adaptive array processing reduces interference, improves voice quality, conserves signal power by focusing and receiving energy only in desired locations, and increases capacity. The Adaptive Array product was first commercially deployed in 2004 in a voice only mode. We expect to add adaptive high-speed data functionality in 2005.

RapidCell base station. Our RapidCell base station is a miniaturized version of the AdaptaCell base station. The AirNet RapidCell base station is about the size of a large suitcase and can support up to 12 GSM carriers (96 traffic channels) configured for rapid deployment for use by emergency first responders or governmental agencies. The RapidCell base station is a ruggedized rapidly deployable, secure wideband base station that solves the problem of getting a reliable communication system up and running quickly. In addition to a stand alone mode, our RapidCell base station can be connected to GSM core infrastructure either directly or via satellite allowing for ubiquitous connectivity for standard GSM handsets nearly anywhere in the world. RapidCell can also support IP and VoIP packet data interfaces with only a software upgrade.

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

iBSS. Traditional GSM networks are composed of Base Station Subsystems (BSS) and Network Subsystem (NSS). AirNet produces a BSS which is composed of several different platforms such as the AdaptaCell base station, Base Station Controller, PCU and TRAU. The specified signaling interface between the BSS and the NSS is called the A-Interface. The A-Interface is based on the Signaling System 7 (SS7) for several signaling layers. The SS7 signaling is a connection oriented, circuit switched protocol. AirNet has developed a software feature for the AdaptaCell and RapidCell that transforms the BTS into an entire BSS network including BTS, TRAU, BSC and (future) PCU. Rather than utilize circuit switched SS7 protocols, this iBSS product utilizes an IP based connection oriented protocol that is equivalent to the A Interface. The iBSS can be utilized in networks that have a “soft” MSC function in their NSS which implement the corresponding interface. The result for the customer is a dramatic reduction in size and cost of the network elements. The iBSS continues to also support the AirSite, so it can be the building block for an extremely cost effective rural, coverage wireless mobile telephone network. Alternately, the iBSS functionality can be utilized to create a distributed BSC concept for capacity networks.

Direct Link™ enables direct connection of the AdaptaCell or RapidCell base station to a PRI-enabled PBX or central office exchange. The broadband, SDR platform helps AirNet eliminate the need for costly network elements such as the MSC and BSC so that wireless operators can provide a highly reliable, rapidly deployable community cordless network. The network can easily be expanded using AirSite Backhaul Free base stations and later upgraded to the full mobility of GSM whenever business conditions permit.

Market Overview. Like other wireless infrastructure suppliers, we have experienced the adverse effects of the global downturn in telecommunications infrastructure spending. We have historically relied upon an integrated suite of infrastructure products for all our sales—a product line that was optimized to meet the needs of the initial-coverage and coverage-limited segments of the wireless infrastructure market. Competition has become extremely intense in the coverage product market with these products being priced as commodities resulting in margin compression.

In response, we undertook a major restructuring starting in mid 2001 to better leverage our technology base and entrepreneurial culture to target new market opportunities for our GSM products. We have redirected our activities to focus on three applications for our products: (1) we have developed our Adaptive Array SuperCapacity base station for high capacity voice and 2.5G high-speed data markets (for example GPRS and EDGE); (2) our traditional GSM infrastructure, including the AdaptaCell base station and the AirSite Backhaul Free base station, serve wireless markets that require a coverage based solution; and (3) the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications is served by our compact, rapidly deployable RapidCell base station.

The government and public safety market includes radio communications needs for local, state, federal as well as foreign governmental agencies. Our RapidCell base station and AirSite products provide flexible and unique communications platforms capable of supporting these applications.

We continue to make progress in the development of our SuperCapacity base station utilizing adaptive array technology. This new base station is built on our current software-defined AdaptaCell base station platform by integrating adaptive array technology and was commercially released in 2004. Adaptive array technology dramatically increases the operators’ spectral efficiency resulting in tremendous increases in network performance at a reduced cost. This is accomplished by focusing transmitted radio signals on individual handset antennas instead of spreading them over the entire cell and by deliberately not broadcasting radio signals toward detected co-channel users. This technology also cancels or blocks the strongest interference in the receiver.

This new base station is designed to benefit operators in the transition from current wireless standards to the new GPRS (providing high-speed wireless data in packet format) and Enhanced Data rates for GSM Evolution (or EDGE, providing yet higher speed) standards. Several customers, potential customers, and wireless experts have repeatedly participated in drive testing our multi-cell GSM network utilizing the AirNet SuperCapacity base station. The test demonstrated multiple, adjacent adaptive array cell sites with multiple co-channel interferers, and demonstrated a frequency re-use scheme of N=1 incorporating high-speed handovers. N=1 frequency re-use implies the re-use of the same frequency channel in adjacent cells and is an important feature for network operators because it affords a significant increase in network capacity by allowing simultaneous multiple users on the same timeslot, on the same frequency, in adjacent cells. This is otherwise not possible in traditional GSM networks.

This feature enables previously unattainable capacity improvements and dramatically reduces the need to add cell sites in order to meet increasing subscriber counts and higher speed data requirements, such as EDGE. We plan to market the enhanced frequency re-use feature by targeting GSM carriers who are faced with limited spectrum in many markets, need to increase capacity, and/or are introducing EDGE into their networks. We believe this product will provide the Company with an entry into the largest operators worldwide because of its ability to efficiently utilize spectrum. There are risks associated with new product introductions and some of these risks are outlined in the Risk Factors set forth in Item 7 below and elsewhere in this document.

Our portfolio of broadband software defined radio (or SDR) technology and our entrepreneurial tradition lend themselves to exploiting numerous new opportunities in the wireless arena. We believe these new opportunities driven by recent developments both inside and outside the Company, offer a tremendous potential for growth and success. SDR technology allows us to readily “reprogram” our wireless infrastructure products to address new markets and new opportunities in a cost effective manner. The development and acceptance of SDR technology in the marketplace has created new opportunities for us outside our core industry. Due to our significant portfolio of basic SDR intellectual property, it is now possible for us to explore licensing our technology in a variety of applications to third-parties or other strategic relationships.

The AdaptaCell product architecture utilizes Orthogonal Frequency Division Multiplexing (OFDM) which, we believe, is becoming the de facto standard for many broadband systems including “WiMAX”. The AdaptaCell SuperCapacity base station could, in the future, offer service providers a software reconfigurable solution for the WiMAX 802.16e mobile high-speed data standard. The Company joined the WiMAX Forum in 2004. The WiMAX Forum is chartered to set consistent WiMAX standards for all equipment manufacturers to utilize and ensure interoperability. Our timeline to introduce this product is undetermined at this time.

We continue to develop and exploit leading edge technology and as of December 31, 2004, we had 55 domestic and 28 foreign patents granted as well as 14 domestic and 20 foreign patent applications pending. We received the 1998 GSM World Award for Best Technical Innovation from the GSM Association, an international body with members from over 150 countries, in recognition of our innovative infrastructure.

On October 23, 2002, we received certification under the ISO 9001:2000 standard. ISO 9001:2000 is the globally recognized standard for Quality Management Systems (QMS) aimed at consistently producing and delivering the highest quality products and services necessary to achieve complete customer satisfaction. To date, we have continued to obtain recertification on an annual basis.

On March 11, 2005, we were awarded the TL 9000 certification by the Quality of Excellence for Suppliers of Telecommunications (QuEST) Forum. The certification is valid for the design, production, sales and service of wireless voice and data communications equipment solutions.

PRODUCTS

Our base station subsystem products currently support the GSM system for wireless voice and data communications services. We chose to develop products based on this standard because it is the leading accepted standard in the world and because the interfaces, or connections, between the various pieces that make up the GSM base station subsystem are well defined open interfaces and publicly documented. According to the GSM Association, GSM subscribers exceeded 1 billion worldwide in the first quarter of 2004. One of these interfaces, the connection between the mobile switching center (MSC) and the base station controller (BSC), and ultimately the base stations that compose the base station subsystem, is referred to as the A-interface. This A-interface allows wireless operators to connect our base station subsystem equipment to an existing operator’s mobile switching center. It is this standard interface that makes any existing GSM operator a potential customer for our base station subsystem equipment. We are currently marketing the base station subsystem in four standard configurations, the GSM-850, GSM-900, GSM-1800, and GSM-1900, operating at 850 MHz, 900 MHz, 1800 MHz, and 1900 MHz respectively. Our products have been deployed with customers using the following MSC providers: Nortel, Alcatel USA Sourcing (Alcatel), Lucent, Nokia, Siemens, TECORE, Spatial Wireless, and Telos/UTStarcom.

Our base station subsystem features six unique base station products: the AdaptaCell broadband, software-defined base station, the Adaptive Array SuperCapacity base station, the RapidCell base station, and the AirSite Backhaul Free base station along with core base station subsystem products of the Base Station Controller (BSC), a Transcoder Rate Adaption Unit (TRAU), an Operations and Maintenance Center-Radio (OMCR). We also offer for sale certain other network products manufactured by others: Mobile Switching Center (MSC), Serving GPRS Support Node (SGSN), and Gateway GPRS Support Node (GGSN).

AdaptaCell base station: The AdaptaCell wireless base station supports up to 12 GSM radio frequency carriers (96 total channels including 92 voice/data channels and four control channels) for up to 4 pairs of antennas (sectors). The AdaptaCell base station differs from our competitors’ base stations in that its operation is defined by software, not hardware. This means that, as subscribers demand new services from operators (specifically new high-speed data and Internet services), it will be possible to upgrade the AdaptaCell base station to support those services via a change of software and few, if any, hardware modifications. Operators using our competitors’ equipment may have to install new equipment and potentially a completely new base station for each new wireless standard that they adopt.

Adaptive Array SuperCapacity base station. The broadband architecture of our flagship AdaptaCell base station makes it the ideal platform to deliver integrated software algorithms that will permit the addition of an adaptive array antenna feature. Adaptive array technology focuses radio signals on individual handset antennas instead of spreading the signals over the entire cell covered by one base station. It also blocks the strongest interference, which significantly increases performance, capacity and high-speed data rates. The AirNet Adaptive Array SuperCapacity base station provides network operators with a potentially compelling value proposition. The adaptive array technology, licensed by AirNet from ArrayComm, Inc., improves capacity, call quality, and high-speed data performance while reducing the number of cell sites required by up to a factor of 5x. In order to support capacity deployments on traditional wireless systems, operators must re-use their spectrum. This re-use of spectrum creates additional voice channels but inherently increases interference, degrading the quality of service provided by the network. In contrast, the AirNet SuperCapacity base station utilizing adaptive array processing reduces interference, improves voice quality, conserves signal power by focusing and receiving energy only in desired locations, and increases capacity. The Adaptive Array product was first commercially deployed in 2004 in a voice only mode. We expect to add adaptive high-speed data functionality in 2005.

RapidCell base station: Our RapidCell base station is a miniaturized version of the AdaptaCell base station. Our RapidCell base station is about the size of a large suitcase and can support up to 12 GSM carriers (96 traffic channels) configured for rapid deployment for use by emergency first responders or governmental agencies. The RapidCell base station is a ruggedized rapidly deployable, secure wideband base station that solves the problem of getting a reliable communication system up and running quickly. In addition to a stand alone mode, our RapidCell base station can be connected to GSM core infrastructure either directly or via satellite allowing for ubiquitous connectivity for standard GSM handsets nearly anywhere in the world. RapidCell can also support IP and VoIP packet data interfaces with only a software upgrade.

AirSite Backhaul Free base station: The AirSite Backhaul Free base station is a compact wireless base station that includes its own wireless backhaul system. By contrast, other existing base stations must be connected to the rest of the system using expensive physical communications links, usually digital T-1/E-1 telephone lines or microwave. The AirSite Backhaul Free base station is a full-featured GSM base station, meaning it has a unique cell ID for billing and “911” emergency identification purposes, offers the same geographic coverage as other existing base stations, and has configuration, fault, and error detection integrated into the Operations and Maintenance Center (radio). The AirSite Backhaul Free base station operates by receiving a subscriber’s wireless telephone signal and transmitting it to the AdaptaCell base station. The AdaptaCell base station then sends the signal over a T-1/E-1 line or microwave link to the base station controller and on to the mobile switching center. In reverse, digitized voice signals come from the mobile switching center to the base station controller and then to the serving AdaptaCell base station, which then transmits the signal to the AirSite Backhaul Free base station. The AirSite Backhaul Free base station then transmits the signal to the subscriber.

iBSS: Traditional GSM networks are composed of Base Station Subsystems (BSS) and Network Subsystem (NSS). AirNet produces a BSS which is composed of several different platforms such as the AdaptaCell base station, Base Station Controller, PCU and TRAU. The specified signaling interface between the BSS and the NSS is called the A-Interface. The A-Interface is based on the Signaling System 7 (SS7) for several signaling layers. The SS7 signaling is a connection oriented, circuit switched protocol. AirNet has developed a software feature for the AdaptaCell and RapidCell that transforms the BTS into an entire BSS network including BTS, TRAU, BSC and (future) PCU. Rather than utilize circuit switched SS7 protocols, this iBSS product utilizes an IP based connection oriented protocol that is equivalent to the A-Interface. The iBSS can be utilized in networks that have a “soft” MSC function in their NSS which implement the corresponding interface. The result for the customer is a dramatic reduction in size and cost of the network elements. The iBSS continues to also support the AirSite, so it can be the building block for an extremely cost effective rural coverage wireless mobile telephone network. Alternately, the iBSS functionality can be utilized to create a distributed BSC concept for capacity networks.

Direct Link™ enables direct connection of the AdaptaCell or RapidCell base station to a PRI-enabled PBX or central office exchange. The broadband, SDR platform helps AirNet eliminate the need for costly network elements such as the MSC and BSC so that wireless operators can provide a highly reliable, rapidly deployable community cordless network. The network can easily be expanded using AirSite Backhaul Free base stations and later upgraded to the full mobility of GSM whenever business conditions permit.

Base Station Controller: Our base station controller (BSC) coordinates the activities of the AdaptaCell base stations physically attached to it and to all the AirSite Backhaul Free base stations served by those AdaptaCell base stations. Among other things, the BSC monitors the operational status of each of its attached base stations and orchestrates handoffs between base stations.

To support packet data services (i.e. GPRS and EGPRS) the BSC incorporates an optional packet control unit (PCU). The PCU manages distribution of packet data to and from GPRS-enabled mobile units via the base stations attached to the base station controller and GPRS network components, namely the SGSN (Serving GPRS Support Node) and GGSN (Gateway GPRS Support Node).

Transcoder Rate Adapter Unit: In most telecommunications systems, digitized voice requires 64 kbps of bandwidth to accurately convey human speech. Our Transcoder Rate Adapter Unit (TRAU) compresses a standard 64 kbps voice stream to a GSM-standardized 16 kbps. This means that the digital T-1/E-1 telephone line or microwave link used to connect the base station controller to the mobile switching center can carry four times as many voice conversations as it normally would. This makes it less expensive to attach a base station subsystem to its associated mobile switching center. Additionally, AirNet has developed software to support adaptive multirate (AMR) speech coding. This feature increases voice capacity of GSM networks while maintaining the current high levels of voice quality.

Operations and Maintenance Center (Radio): The operations and maintenance center-radio (OMCR) provides the network management facility for one or more of our base station subsystems. Our operations and maintenance center (radio) provides a comprehensive graphical user interface for maintenance personnel.

In addition to the previously described products, AirNet also provides for sale certain GSM network components manufactured by others in order to provide complete voice and data systems to our customers. These include the MSC, SGSN, and GGSN.

Mobile Switching Center: The MSC interfaces to one or more base station controllers via the A-interface, previously mentioned. This MSC provides mobility management and switching to connect a caller on a mobile unit to a caller on another mobile unit or a caller on the wireline public switching telephone network (PSTN). The MSC supports other functions such as authentication of mobile subscribers to prevent fraud. Additionally, the MSC supports features familiar to users of telephone systems such as call forwarding, call waiting, call conferencing, etc. The MSC may also interface to voice mail systems, short message service centers (SMSC), billing systems or other mobile switching centers.

Serving GPRS and EDGE Support Node: The SGSN provides a mobility management function that tracks a GPRS mobile from one base station to another in order to route data packets to and from the mobile subscriber. The SGSN interfaces to the PCU in the base station controller and to the GGSN. Additionally, the SGSN supports other functions such as authentication of GPRS mobile subscribers as well as provides information on mobile subscriber usage for billing purposes.

Gateway GPRS Support Node: The GGSN is the gateway between the GPRS and EDGE network and an external data network such as the Internet, supporting routing of data packets between the GPRS and EDGE network and the external packet data network. The GGSN and SGSN may be combined into one physical unit, the GPRS Support Node (GSN).

CUSTOMERS

Each of three customers, TECORE Inc. (TECORE) (refer to Item 13 – Certain Relationships and Related Transactions), Alcatel, and the U.S. Government accounted for 10% or more of our revenues for the year ended December 31, 2004 for product and services, TECORE accounted for $7.7 million, or 37.6% of our revenue. Alcatel accounted for $4.2 million, or 20.6%, of our revenue, and the U.S. Government accounted for $2.6 million or 12.4% of our revenue. Together these three customers accounted for approximately 70.6% of our revenues for the year. See Note 16 in Notes to Financial Statements for financial information regarding our customers. Our international sales approximated $7.8 million or 37.8% of total revenue. During the year ended December 31, 2004, 23.0%, or $4.7 million, of our total sales were made to the U.S. Government, either directly or via a leading defense contractor.

SALES AND MARKETING

Our worldwide sales and marketing efforts are conducted through a network of original equipment manufacturers, or OEMs, agents, resellers and our direct sales force. We currently have a staff of six in sales and sales support.

Sales in the North American PCS market may be impeded due to roaming considerations, decreased capital spending, and MSC price performance issues. Because our direct sales force is small, our worldwide sales strategy depends primarily on the use of OEM/Partners to sell our products and to increase our revenue. We currently have five key OEM/Partners: TECORE, Alcatel, two undisclosed OEM/Partners which will concentrate on RapidCell sales, and a regional OEM/Partner reseller, Electronia, located in the Middle East. In 2004, approximately 68.8% of our revenue was generated from our OEM/Partners, with 31.2% being generated from our direct sales force. We expect the OEM/Partner content of our revenue to increase further in 2005.

We have established a marketing communications organization that is responsible for the branding and marketing of our products and services and for distinguishing the AdaptaCell base station, the Adaptive Array SuperCapacity base station, the RapidCell base station, and the AirSite Backhaul Free base station as branded product offerings. The marketing organization is responsible for all new product launches to ensure internal execution and to promote marketplace acceptance.

RESEARCH AND PRODUCT DEVELOPMENT

We spent $12.3 million in 2004, $9.2 million in 2003 and $12.5 million in 2002 on research and product development. As of December 31, 2004, 66 of our 127 employees were engaged in research and product development, including hardware and software engineering. We expect to hire additional employees to engage in research and product development during 2005 in order to staff projects funded by both strategic partners/customers and the Company.

2004 was a productive year for our engineering staff. The first adaptive array and EDGE systems were deployed. We developed a lower cost outdoor base station, iBSS software feature for the AdaptaCell and RapidCell BTS platforms functionality, and released a significantly upgraded OMCR software suite. Our current 2005 product development plans focus on continuing adaptive array technology development for our Super Capacity base station, EDGE, RapidCell, and “end of life” component considerations and features for major operators by taking advantage of the evolution of digital signal processors and other digital components to reduce the cost of our base stations.

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

Our contract backlog was approximately $1.8 million at December 31, 2004 as compared to $4.3 million at December 31, 2003. We typically include a contract in backlog when signed by the customer and a deposit is received from the customer, if required by the contract.

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

COMPETITION

The wireless telecommunications infrastructure market is highly competitive. The market for our products is characterized by rapidly changing technology, evolving industry wireless standards, and frequent new product introductions and enhancements. Failure to keep pace with these changes could seriously harm our competitive position and prospects for growth. Our ability to compete depends on many factors including product and standard flexibility, price, operating cost, and reliability.

We have been negatively impacted by the reduction in global demand for telecommunications infrastructure equipment. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base and have resulted in intense price performance competition. This price competition has substantially reduced opportunities for us to expand or continue sales of “coverage solution products” to small/medium sized Personal Communications Service (PCS) operators in North America.

Current and potential competitors consist primarily of major domestic and international companies, most of which have longer operating histories; larger installed customer bases; higher volumes; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. Competing base station vendors can be divided into two groups: existing large equipment manufacturers who supply a complete range of wireless base station systems to wireless service operators and smaller companies that typically market components of wireless systems to system suppliers or directly to operators. Our current competitors include Alcatel S.A., LM Ericsson Telephone Company, Lucent Technologies Inc., Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation and Siemens AG. We also face actual and potential competition from start-up and smaller companies that develop and market new wireless telecommunications products and services.

PROPRIETARY RIGHTS

We consider our technologies proprietary and seek to protect our intellectual property rights. As of December 31, 2004, we had 55 domestic and 28 foreign patents granted as well as 14 domestic and 20 foreign patent applications pending. One of the issued domestic patents was based upon proprietary rights originally obtained from Harris Corporation, one of our stockholders, and is subject to a non-exclusive cross license to a third-party. Our patents cover the basic architecture of the system, sub-components, and frequency reuse planning schemes.

Simultaneously with Motorola’s equity investment in January 1995, we signed an agreement granting Motorola the right to obtain a non-exclusive, royalty-free license under any two of our patents. With respect to any possible infringement of our respective digital base station patents, each of us agreed not to enjoin the other and to attempt dispute resolution, including negotiation of non-exclusive license agreements in good faith, before resorting to litigation.

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

Notwithstanding our efforts to protect our rights, it may be possible for a third-party to copy or to obtain and use our intellectual property without our authorization. We may have to pursue litigation in the future to enforce our proprietary rights or to defend against claims of infringement and such litigation could result in substantial costs and diversion of resources and could seriously harm our business, operating results, and financial condition. We are not engaged in any legal proceedings concerning matters of patent infringement or enforcement; however, we are presently involved in a few minor legal proceedings involving rights in our AirNet trademark. In addition, others may develop technologies superior to our technology, duplicate our technology, or design around our patents.

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

EMPLOYEES

As of December 31, 2004, we had 127 employees. Of these individuals, 66 were in research and product development. We also retain independent contractors from time to time.

We have not had a Company-wide raise in employees’ salaries in 2002, 2003 and 2004. However, increases were authorized by the Compensation Committee for 2005, although to date, none have been granted. In January 2003 we postponed the payment of bonuses to employees and suspended the Company matching contributions to the 401(K) plan, both of which may create an impediment to the retention of our key employees. During the second quarter of 2004, our Board of Directors approved payments of one-half of the previously postponed bonuses which were paid to employees ratably over the last six months of 2004. The remaining one-half of the bonuses, approximately $414 thousand, may be paid at the discretion of our Board of Directors during December of 2005.

None of our employees are represented by a labor union, and we believe that our relations with our employees are good. However, we cannot guarantee retention of key employees due to the issues noted above.

One half of the employee stock options with an exercise price of $0.10 per share issued in August/September 2003 vested in August/September 2004 and the remaining options will vest in August/September 2005. Vesting may impact our ability to retain key employees.

REVERSE STOCK SPLIT

In the fourth quarter of 2004, our Board of Directors approved a 1 – for - 10 reverse stock split, effective December 9, 2004, in which stockholders received one share of common stock, and cash resulting from the elimination of any fractional share, in exchange for each ten shares of common stock outstanding on the record date. The reverse stock split had previously been approved by our stockholders at our 2004 annual meeting of stockholders. Unless otherwise noted, share amounts and per share amounts (including exercise or conversion prices of options, warrants or convertible securities) in this Annual Report have been adjusted to reflect the impact of the reverse stock split.

ITEM 2. PROPERTIES

Our headquarters consist of approximately 41,000 square feet of space leased through December 31, 2005, located at 3950 Dow Road in Melbourne, Florida. The space also houses our primary manufacturing and product engineering operation. Additional space of approximately 20,000 square feet at the Trio Complex in Melbourne, Florida, is leased through December 31, 2005 for final assembly and testing. We believe that these facilities will be adequate to meet our requirements at least through 2005 and that suitable additional or substitute space will be available if needed.

ITEM 3. LEGAL PROCEEDINGS

The Company, two of our former officers and members of the underwriting syndicate involved in our initial public offering have been named as defendants in a class action complaint filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. The complaint charges ostensible violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the suit alleges that the underwriters of the Company’s IPO charged commissions in excess of those disclosed in the IPO materials and that these actions were not properly disclosed.

More than 300 similar class action lawsuits filed in the Southern District of New York have been consolidated for pretrial purposes under the caption of In re Initial Public Offering Securities Litigation. On July 15, 2002, a joint Motion to Dismiss was filed by the defendants. In February 2003, the Motion to Dismiss was granted in part (with respect to the Company) and denied in part (with respect to all issuer defendants). The claims against our two former officers named in the class action lawsuit have been dismissed without prejudice, pursuant to agreement.

The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of the Company’s Board of Directors has accepted the pending settlement. Under the terms of the settlement agreement, the defendant issuers’ insurers have agreed to pay the plaintiffs the amount of one billion dollars less the total of all of the plaintiffs’ recoveries from the underwriter defendants. Furthermore, pursuant to the agreement, the issuer defendants have assigned all their potential claims against the underwriter defendants to a litigation trust, to be represented by plaintiffs’ counsel. On February 15, 2005, the Court granted preliminary approval of the proposed settlement. The Court’s approval is contingent on certain modifications of the settlement provisions concerning a bar on claims of contribution. Under the terms of the settlement, there would be no liability to be recorded by the Company. Pursuant to a separate agreement, the insurers have also agreed to pay the issuers’ defense costs incurred on or subsequent to June 1, 2003 on a pooling basis. Furthermore, pending approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. Final approval of the settlement remains pending before the Court. While awaiting final court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the settlement, by providing a limited number of documents.

In the event that the settlement is not approved, the Company intends to defend vigorously against the plaintiffs’ claims. Moreover, while the Company does not know whether the claims of misconduct by the underwriters have merit, the Company has claims under the Underwriting Agreement against the relevant underwriters of the IPO for indemnification and reimbursement of costs and any damages incurred in connection with the matter, and the Company intends to pursue those claims vigorously as well in the event that the settlement is not finally approved.

In addition to the item listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operation.

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

On December 9, 2004, we effected a 1 – for - 10 reverse stock split in which stockholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each ten shares of common stock outstanding on the record date, December 8, 2004.

The following table sets forth the high and low sales prices for our common stock as reported by NASDAQ (adjusted to give retroactive effect to the reverse stock split) for the periods indicated:

	LOW	HIGH
YEAR ENDED DECEMBER 31, 2004
First Quarter	$8.90	$21.60
Second Quarter	$6.30	$15.00
Third Quarter	$2.40	$6.60
Fourth Quarter	$2.44	$4.20

YEAR ENDED DECEMBER 31, 2003
First Quarter	$3.10	$6.20
Second Quarter	$2.90	$13.70
Third Quarter	$7.40	$16.30
Fourth Quarter	$8.00	$13.00

We had 404 stockholders of record as of February 28, 2005. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future. We have a retained earnings deficit, and we expect to retain any future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial information in conjunction with our Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. All share and per share information herein have been adjusted retroactively to reflect the 1 – for – 10 reverse stock split effected December 9, 2004. Dollar amounts, except per share figures, are in thousands.

YEARS ENDED DECEMBER 31	2000	2001	2002	2003	2004
				(As Restated) (1)
STATEMENT OF OPERATIONS DATA:
Net revenues	$34,332	$14,544	$23,026	$15,785	$20,600
Cost of revenues	23,902	16,717	17,415	11,144	14,600
Write down of obsolete and excess inventory	7,302	8,759	145	384	200

Gross profit (loss)	3,128	(10,932)	5,466	4,257	5,800

Operating expenses (gains)
Research and development	29,635	25,563	12,544	9,208	12,304
Sales and marketing	10,448	11,936	5,432	2,584	3,056
General and administrative	12,741	11,645	3,039	6,405	9,370
Gain on vendor settlements	—	(1,922)	(704)	—	—
Total operating expenses	52,824	47,222	20,311	18,197	24,730

Loss from operations	(49,696)	(58,154)	(14,845)	(13,940)	(18,930)
Non-cash debt conversion interest charge	—	—	—	(4)	(6,027)
Interest charged on convertible debt	—	—	—	(429)	(1,325)

Other income (expense), net	4,672	542	397	(64)	93

Net loss	(45,024)	(57,612)	(14,448)	(14,437)	(26,189)
Accretion of discount—Series B Preferred	—	(1,036)	(7,495)	—	—
Accretion of cumulative preferred dividends	—	(1,500)	(2,400)	—	—
Conversion inducement (non-cash)	—	—	—	(7,895)	—

Net loss attributable to common stockholders	$(45,024)	$(60,148)	$(24,343)	$(22,332)	$(26,189)

Net loss per share attributable to common stockholders—basic and diluted	$(19.09)	$(25.29)	$(10.22)	$(6.71)	$(3.77)

Shares used in calculating basic and diluted loss per common share	2,357,947	2,378,364	2,382,291	3,330,457	6,937,749

CASH FLOW DATA:
Net cash used in operating activities	$(62,601)	$(48,177)	$(1,137)	$(7,170)	$(8,730)
Net cash used in investing activities	(8,700)	(3,149)	(38)	(218)	(453)
Net cash provided by (used in) financing activities	(254)	27,160	(321)	9,243	10,079

	2000	2001	2002	2003	2004
				(As Restated) (1)
BALANCE SHEET DATA:
Cash and cash equivalents	$28,867	$4,702	$3,205	$5,060	$5,957
Working capital	49,118	23,431	12,263	13,313	15,908
Total assets	92,134	49,875	30,830	30,057	28,989
Long-term obligations	216	2,070	837	695	994
Total stockholders’ equity	64,223	18,368	22,037	20,560	20,858

(1)	Refer to Note 2 in Notes to Financial Statements for discussion on restatement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes presented elsewhere in this Form 10-K. This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words, “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM system of mobile voice and data transmission. We have substantial intellectual experience in the wireless industry and products and market our products worldwide to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving. For example, our product line now also includes our Adaptive Array SuperCapacity base station, using adaptive array technology to focus radio signals on individual handset antennas instead of spreading signals over the entire cell covered by one base station, and our RapidCell base station, a miniaturized version of our AdaptaCell base station configured for rapid deployment for use by emergency first responders or governmental agencies.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $134.6 million in net revenues from our inception through December 31, 2004. We have incurred substantial losses since commencing operations, and as of December 31, 2004, we had an accumulated deficit of $259.1 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2005. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We are likely to require additional funding in the near future, and there is no guarantee that such funding will be available to us. See Liquidity, Capital Resources, and Going Concern Considerations below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2004, our base stations had been deployed in twenty-seven networks. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with three customers accounting for 70.6% of our net revenues during the fiscal year ended December 31, 2004. For the fiscal years ended December 31, 2002, 2003, and 2004, our revenue from direct sales to international customers was 29.1%, 1.7% and 0.1%, respectively. In addition, revenue from OEM sales for international deployments were 49.0%, 39.8% and 37.6% for the years ended December 31, 2002, 2003, and 2004, respectively.

During 2001, we experienced a significant period of transition. In mid-2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in the following interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications;

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

In general, our gross margins will be affected by the following factors:

•	Demand for our products and services;

•	New product introductions, both by AirNet and our competitors;

•	Changes in our pricing policies and those of our competitors;

•	The mix of base stations and other products sold;

•	The mix of sales channels through which our products and services are sold;

•	Engineering cost reduction successes;

•	Access to the best vendors from a cost and technology viewpoint;

•	The mix of domestic and international sales; and

•	The volume pricing we are able to obtain from contract manufacturers and third-party vendors.

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

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to increase in 2005 as we further the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards. The cost incurred for software development performed by third-parties through development agreements are carried on the balance sheet as an intangible asset until the product is deployed. Subsequent to deployment the cost is amortized over the estimated useful life of the product. Refer to Note 5 of Notes to Financial Statements for a detailed discussion.

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

General and administrative expenses consist primarily of expenses for finance, office operations, administrative and general management activities, including legal, accounting, human resources, and other professional fees and loss provisions for uncollectible receivables.

RESTATEMENT

As described more fully in Note 2 in Notes to Financial Statements, we have restated certain items for the last two fiscal quarters of fiscal 2003, the first three fiscal quarters of 2004 and the fiscal year ended December 31, 2003, with respect to the timing of our recognition of certain non-cash interest charges resulting from the beneficial conversion feature of our August 2003 convertible note financing.

RELATED PARTY TRANSACTIONS

See Item 13 regarding a description of related party transactions during 2004.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 year	1 – 3 years	Over 3 years
Operating lease obligations	$703	$566	$137	$—
Capital lease obligations	5	5	—	—
Other purchase obligations and commitments [1]	3,059	3,059	—	—
Long-term debt obligations [2]	12,834	—	12,834	—

Total	$16,601	$3,630	$12,971	$—

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in Note 5 in Notes to Financial Statements.
[2]	Includes principal balance on Security Purchase Agreement Notes ($9.0 million) as of December 31, 2004, accrued interest ($0.8 million) on the principal balance of the Notes as of December 31, 2004, and related future interest ($2.8 million) to be accrued from January 1, 2005 through the maturity date of August 13, 2007, assuming no future conversion of Notes to common stock.

Also includes deferred accrued interest on the Bridge Loan of $160,741 and accrued interest on this amount through its maturity date of August 13, 2007, $93,784 (see Note 9 in Notes to Financial Statements).

Certain remaining obligations under our agreement with ArrayComm (see Note 5 in Notes to Financial Statements) are not included above as they are contingent upon the shipment of 100 SuperCapacity base stations, which cannot be estimated at this point. As of December 31, 2004, we have shipped 7 SuperCapacity base stations.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net revenue: Net revenues for the year ended December 31, 2004 increased $4.8 million or 30.5% to $20.6 million compared to $15.8 million for the year ended December 31, 2003. This increase was largely attributable to increased revenues from three of our OEM/Partners: Alcatel USA Sourcing, TECORE and a leading aerospace and defense contractor. The OEM/Partner revenue gains were partially offset by reduced feature development revenue. The revenue generated from OEM/Partners’ orders included our first large North American operator sale to Dobson and the deployment of two new products: Adaptive Array SuperCapacity and RapidCell base stations. During the year ended December 31, 2004, Adaptive Array and RapidCell accounted for 29.6% or $6.1 million of our revenue. Service revenue, which includes feature development revenue, decreased $1.3 million during the year ended December 31, 2004 to $4.9 million compared to $6.2 million for the year ended December 31, 2003. For the year ended December 31, 2004, $14.6 million (70.6%) of our revenue was generated by three customers.

We recognize the need for revenue growth to obtain profitability and achieve positive cash flow from operations. Based on our 2004 gross profit rate and taking into account a series of expense reduction efforts and product cost initiatives, we estimate that we would need revenue of approximately $12.0 million per quarter in order to achieve a positive cash flow from operations. Achievement of these revenue levels would require a substantial increase over previous years’ revenues. To address the need for revenue growth, we shifted our selling strategy in 2002 from a direct sales strategy to relying primarily on OEM/Partners to sell and distribute our products. To date, we have signed non-exclusive OEM agreements with five OEM/Partners: Alcatel USA Sourcing, TECORE, Electronia and two large defense contractors. Because we have a direct sales and marketing staff of only six employees, OEM/Partners revenue is critical to our survival. Revenue generated by OEM/Partners was $14.2 million (68.8% of total revenue) and $7.3 million (46.0% of total revenue) for the years ended December 31, 2004 and 2003, respectively.

We have projected our 2005 business plan (the “plan”) revenue at $24-28 million with our current distribution channels. Our revenue projection for our Adaptive Array and RapidCell base station products exceeds $10 million for 2005. As of December 31, 2004, we had revenue backlog of approximately $1.8 million. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the higher sales levels might be achieved, if at all. Our 2005 plan contains aggressive targets and there can be no assurances that these targets can be met. For example, our 2005 plan makes certain assumptions about new Adaptive Array contract awards, and if these contracts are not awarded to us, our revenue may be significantly less than our plan projects. Even if we meet these higher revenue levels, revenue will fall well under the $12 million per quarter that we estimate we would need to achieve positive cash flow from operations.

Gross profit: Gross profit for the year ended December 31, 2004 increased $1.5 million to $5.8 million as compared to $4.3 million for the year ended December 31, 2003. The gross profit margins were 28.2% and 27.0% for the years ended December 31, 2004 and 2003, respectively. Equipment margins increased to 24.1% in 2004 from 19.7% in 2003 due mainly to sales of Adaptive Array and RapidCell base station products which yield higher profit margins than our traditional commodity and coverage products. Service margins were flat at approximately 45.0% in both 2004 and 2003. The increase in the total gross profit for the year ended December 31, 2004 was primarily attributable to: (1) higher revenue volume, which accounted for $0.6 million of the increase; (2) improved equipment margins, which contributed $0.3 million; (3) improved warranty experience, which resulted in a $0.4 million net decrease in the warranty expense, and (4) a $0.2 million decrease in the write-down of excess or obsolete inventory. We expect SuperCapacity AdaptaCell and RapidCell base station product revenue to increase in 2005 so our annual plan reflects increased product margins in 2005. However, future market conditions and economic conditions could affect the achievement of this margin objective. Cost of revenues also includes $0.2 million of non-cash stock compensation expense in 2004 versus $48,000 in 2003.

Research and development: Research and development expenses for the year ended December 31, 2004 increased $3.1 million or 33.6% to $12.3 million compared to $9.2 million for the year ended December 31, 2003. This increase was due primarily to the $2.8 million of non–cash stock compensation expense in 2004 compared with $0.7 million in 2003 and increased labor costs of $1.3 million. Increased labor costs were the result of our efforts to increase engineering headcount to accelerate development of new product features. The foregoing was partially offset by a decrease in depreciation expense in the amount of $0.4 million as the result of a portion of our equipment becoming fully depreciated during 2004. Our 2005 annual plan projects research and development costs to trend downward due primarily to an expected decrease in non-cash stock compensation expense from $2.8 million in 2004 to $1.9 million in 2005, offset by an anticipated increase in labor costs resulting from our continuing effort to accelerate development.

Sales and marketing: Sales and marketing expenses for the year ended December 31, 2004 increased $0.5 million or 18.3% to $3.1 million compared to $2.6 million for the year ended December 31, 2003. The increase was due primarily to a $0.5 million increase of non-cash stock compensation expense. We are expecting sales and marketing costs to continue trending upward in 2005 since anticipated increased revenue should result in increased sales commissions. The sales and marketing related portion of the non-cash stock compensation expense is expected to decrease from $0.8 million in 2004 to $0.5 million in 2005.

General and administrative: General and administrative expenses for the year ended December 31, 2004 increased $3.0 million or 46.3% to $9.4 million as compared to $6.4 million for the year ended December 31, 2003. The $3.0 million increase is primarily due to an increase in the non–cash stock compensation expense of $2.9 million associated with the stock options granted to employees. We expect general and administrative expenses will decrease in 2005 as the general and administrative portion of the non-cash stock compensation expense is expected to decrease from $5.6 million in 2004 to $3.8 million in 2005.

Total other expense: Total other expense for the year ended December 31, 2004 increased $6.8 million to $7.3 million compared to $0.5 million for the year ended December 31, 2003. This increase was primarily attributable to $6.0 million of additional expense in 2004 resulting from the beneficial conversion feature associated with the convertible debt financing described in Note 9 in Notes to Financial Statements and interest charges associated with the convertible debt. As a result of the conversion feature embedded in the Notes, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we record the intrinsic value of the conversion feature as a discount, limited to the total cash proceeds received from the funding which is amortized as interest expense over the life of the Note or upon conversion of the Note. During 2004, $6.0 million of Notes were converted into common stock resulting in a $6.0 million charge associated with that conversion. In addition, for the year ended December 31, 2004, the interest associated with the Notes increased $0.9 million to $1.3 million compared to $0.4 million for the year ended December 31, 2003 due to the increased average annual balance of the Note outstanding in 2004 as compared to 2003.

Significant non-cash charges which affected our net loss attributed to common stockholders in 2004 and 2003 were as follows:

•	Non-cash Conversion Charge: The $7.9 million conversion charge recorded in the third quarter of 2003 resulted from the inducement charges associated with the conversion of our Series B Convertible Preferred Stock into common stock. This charge resulted in a loss attributable to common stockholders of $7.9 million taking into account the value of the $500,000 paid to each of Mellon Ventures, L.P. (Mellon) and Tandem PCS Investments, L.P. (Tandem), the shares of common stock issued to SCP Private Equity Partners II, L.P. (SCP II), and the shares of common stock issued to the holders upon conversion. The $16.0 million Note financing (see Note 9 in Notes to Financial Statements) was conditioned upon voluntary conversion by the holders of Series B Convertible Preferred Stock. The holders converted their preferred shares to common stock at a conversion price of $15.70 per share (half of the effective conversion price but well above the original Note conversion price of $1.081 per share), effectively waiving their full ratchet anti-dilution adjustment rights and giving up all of their rights and privileges as preferred stockholders, including their liquidation preferences. The Series B holders who converted their preferred shares into common stock also waived accrued dividends in the aggregate amount of $5.4 million. There was no conversion charge in 2004.

•	Non-cash Stock Compensation Expenses: Stock compensation expenses for the year ended December 31, 2004 were $9.3 million compared to $3.7 million for the year ended December 31, 2003. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working (see Note 10 in Notes to Financial Statements). During 2003, we amended our stock option plan with the approval of our stockholders. Under the amended plan the number of options available for grant was increased to 3,074,299. Also during 2003, we granted 2,008,193 options at an exercise price of $0.10 per share to our employees. The granting of these stock options to employees resulted in non-cash deferred compensation of $19.1 million to be amortized ratably over the two-year vesting period ending in September 2005. As of December 31, 2004, the balance of deferred compensation was $6.1 million that will be amortized over the first three quarters of 2005.

•	Non-cash Debt Conversion Interest Charge: As a result of the beneficial conversion feature embedded in the Notes, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we recorded the intrinsic value of the beneficial conversion feature as a discount, limited to the total cash proceeds received from the funding, and are amortizing the deferred charge over the life of the Note (with accelerations of any unamortized expense upon conversion of the Note). During 2003, $6.0 million of Notes were converted into common stock resulting in a $6.0 million charge associated with that conversion.

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

Research and development: Research and development expenses decreased $3.3 million or 26.4% from $12.5 million for the year ended December 31, 2002 to $9.2 million for the year ended December 31, 2003. This decrease was due primarily to $1.7 million of research and development resources being redirected to work on direct cost of sales activities. In addition there was a decrease in labor of $0.8 million including benefits, bonus accrual of $0.7 million, use of outside services of $0.3 million and a decrease in other departmental activities of $0.3 million. The expenses included $0.8 million of non-cash stock compensation expense in 2003 compared with $0 in 2002. During the fourth quarter of 2003, in an effort to accelerate development of new product features, we began to increase engineering headcount.

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

General and administrative: General and administrative expenses increased $3.4 million or 113.3% from $3.0 million for the year ended December 31, 2002 to $6.4 million for the year ended December 31, 2003. The $3.4 million increase in expenses was primarily attributable to non-cash compensation expense of $2.7 million recognized for the year ended December 31, 2003 compared to $0 in 2002. Also, 2002 reflected a $2.4 million reduction in expenses due to the recovery of receivables previously accounted for in the provision for doubtful accounts. These expenses were partially offset by reductions in other areas.

Gain on vendor settlements: We recorded a gain on vendor settlements of $703,618 during 2002 and none during 2003.

Total other expense: Total other expense increased $0.1 million to $0.5 million for the year ended December 31, 2003 from ($0.4) million for the year ended December 31, 2002. This increase was primarily attributable to $0.4 million of interest charges in 2003 which resulted from the beneficial conversion feature associated with the convertible debt financing (see Note 9 in Notes to Financial Statements) and $0.5 million reduction in other interest income/expense.

Conversion Inducement Charge: This non-cash charge resulted from inducement charges associated with the conversion of our Series B Convertible Preferred Stock by each of the three holders of that series of preferred stock: Mellon, Tandem and SCP II. This charge resulted in an increase in the loss attributable to common stockholders of $7.9 million for the year ended December 31, 2003. Refer to the above discussion for details

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of December 31, 2004, we had an accumulated deficit of $259.1 million. Cash used in operations and to fund capital expenditures for the years ended December 31, 2004 and 2003 was $9.2 million and $7.4 million, respectively. We expect to have an operating loss in 2005. At December 31, 2004, our principal source of liquidity was $6.0 million of cash and cash equivalents and the final $1.0 million installment payment associated with the senior secured convertible debt funding, which we received March 3, 2005 (see Note 9 in Notes to Financial Statements). Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding. As of March 9, 2005 our cash balance was $5.1 million and during the year to date (through March 9, 2005), we have received an additional $4.2 million in new orders, in addition to our contract backlog at December 31, 2004 of $1.8 million. Our current 2005 operating plan projects that cash available from planned revenue combined with the $5.1 million on hand at March 9, 2005 may be adequate to defer the requirement for new funding until the second half of 2005. There can be no assurances that new financing can be secured at a reasonable cost, if at all.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as ours has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our weak capital structure. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with three customers accounting for 70.6% of our total revenue for 2004), our ability to address large customer expectations and product defects, our ability to design new products, the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, our reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that we will be required to discontinue operations if we are unable to obtain additional funding or dramatically reduce our expenditures which would significantly reduce our ability to compete. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. We have limited cash resources and therefore we must reduce our negative cash flows or secure additional funding in the near term to continue operations. Obtaining additional funding would require the approval of our senior note holders, and would likely be subject to additional conditions, and there can be no assurances that we will be able to find such financing even if our senior note holders would permit it. Likewise, there can be no assurances that we will succeed in achieving our goals and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debt to the holders of our senior notes, in accordance with Securities Purchase Agreement described in Note 9 in Notes to Financial Statements, or to any other holders. Accordingly, should we file for bankruptcy, there is no assurance that our stockholders would receive any value.

We have engaged a financial advisor to assist us in identifying and evaluating strategic business options. These options include, but are not limited to, i) seeking strategic partners and/or strategic investors and ii) a business combination or acquisition.

Considering the uncertainty regarding our ability to materially increase revenue or significantly reduce expenses, our cash requirements for 2005 will likely exceed available cash resources. As a result of this condition, management is continuing to evaluate private equity (PIPE) funding options.

No assurance can be given that additional financing will be available to us on acceptable terms, or at all.

On January 24, 2003, we entered into a Bridge Loan Agreement (the Loan Agreement), with TECORE, Inc., a Texas corporation (TECORE), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP II, which together with TECORE, we call the Lenders), pursuant to which each of the Lenders agreed to loan us up to $3.0 million (collectively, the Commitments or Bridge Loans), for an aggregate interim financing of $6.0 million. We were allowed to draw down the balance of the Commitment at our discretion upon compliance with certain conditions set forth in the Loan Agreement. The annual interest rate on the Bridge Loans was 2% plus prime rate as quoted in The Wall Street Journal. The Bridge Loans were due on May 24, 2003 but the due date was extended until the closing of the $16.0 million investment (the Investment) by the Lenders discussed below.

On June 5, 2003, we entered into a Securities Purchase Agreement with TECORE and SCP II (the Purchase Agreement) for the issuance and sale to SCP II and TECORE of senior secured convertible notes (the Notes) in the principal amount of $16.0 million. The Notes are collateralized by a security interest in all of our assets, including without limitation our intellectual property, in favor of the Lenders under the terms and conditions of the Purchase Agreement.

On August 8, 2003 our stockholders approved the Investment under the Purchase Agreement and related transactions, and the Investment closed on August 13, 2003. On that date, we issued Notes of $4 million and $12 million to SCP II and TECORE, respectively, and immediately received $8 million in proceeds ($4 million each from SCP II and TECORE). Upon the closing of the Investment, the principal balance of the Bridge Loans ($6 million) was due and paid from the proceeds of the Investment. The interest accrued on these Bridge Loans was deferred by the Lenders and will be due and payable four years from the closing date under the Purchase Agreement. The interest at the rate of 12% per annum will compound on the amount of interest deferred under the Bridge Loans. The remaining $8 million purchase price for the Note issued to TECORE was payable in quarterly installments of $1 million each, with the first installment originally scheduled for June 2003 being paid at the closing. On March 3, 2005, we received the final installment on the Note from TECORE.

On April 26, 2004, we closed on a Private Placement with several institutional investors (the Investors) which resulted in the issuance of 606,061 shares of our common stock at a price of $9.08 per share and warrants (the Private Placement Warrants) to purchase 315,531 shares (including warrants to purchase 12,500 shares issued to the placement agent) of common stock at an exercise price of $13.20 per share for aggregate gross proceeds of $5.5 million. Issuance costs associated with the Private Placement approximated $457,000. Pursuant to the registration rights agreement we entered into in connection with the Private Placement, we registered for resale all shares of common stock issued or issuable under the Private Placement, including the shares issuable upon exercise of the Private Placement Warrants, under a Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective on June 3, 2004.

The Private Placement Warrants became exercisable on October 21, 2004, have a five-year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At December 31, 2004, Private Placement Warrants to purchase 315,531 shares of common stock were outstanding at an exercise price of $13.20, which expire on October 21, 2009.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was approximately $8.7 million in 2004, $7.2 million in 2003 and $1.1 million in 2002. For the year ended December 31, 2004 cash was provided through a reduction in inventories which was attributed to the fulfillment of customers’ orders, an increase in accounts payable resulting from increased sales in the fourth quarter of 2004 versus the same period of 2003, and an increase in other liabilities primarily attributed to an increase in deferred interest associated with the Notes (see Note 9 in Notes to Financial Statements). The foregoing was offset by cash used through an increase in accounts receivable from increased sales in 2004 compared to 2003, decreases in other accrued expenses mainly resulting from partial payments made on employee bonuses (see Note 15 in Notes to Financial Statements), decreases in both customer deposits and deferred revenue as a result of significantly lower backlog as of December 31, 2004 ($1.8 million) compared to 2003 ($4.3 million), and the net loss incurred. For the year ended December 31, 2003 the cash provided through customer deposits and a reduction in inventories was offset by an increase in accounts receivable, decreases in accounts payable and deferred revenue, and the net loss incurred. During the year ended December 31, 2002 the use of cash in operating activities resulted from the net loss, which was offset by a significant reduction in inventories and accounts receivable. The $6.0 million increase in the use of cash from the year ended December 31, 2002 to the year ended December 31, 2003 was attributable to reductions in inventories and accounts receivable in 2002 that were not matched in 2003.

Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging up to 50% of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. The terms vary from contract to contract but are always agreed to in the initial contract. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag will require an increase in investments in working capital as our revenues increase.

NET CASH USED IN INVESTING ACTIVITIES

We used net cash in investing activities of approximately $0.45 million, $0.22 million and $0.04 million for the years ended December 31, 2004, 2003 and 2002, respectively. Commencing in 2002 and continuing through 2004, we significantly reduced the level of capital expenditures from prior year levels, as our physical assets available were adequate to meet our needs. Our capital expenditures for testing and manufacturing equipment used during final assembly of our products will increase if our revenues increase.

We lease our primary manufacturing and office facilities under long-term non-cancelable operating leases. We also have operating leases for certain other furniture, equipment and computers. We used net cash for operating leases of approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum payments for operating leases aggregated through the year 2006 were approximately $0.7 million as of December 31, 2004 and we expect to spend approximately $0.6 million for those leases in 2005.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended December 31, 2004 was $10.1 million which was derived from $5.0 million in proceeds from installment payments on the Notes (discussed above and in Note 9 in Notes to Financial Statements) and $5.1 million in net proceeds primarily from the issuance of common stock and warrants resulting from the Private Placement discussed above. As of December 31, 2004, we have been advanced a total of $15.0 million on the Notes, the Lenders have converted $6.0 million of the principal on the Notes into our common stock, and $9.0 million principal amount of the Notes remains outstanding (plus accrued interest). Pursuant to the Purchase Agreement, the final installment payment on the Notes of $1.0 million was received on March 3, 2005.

Net cash provided by financing activities for the year ended December 31, 2003 was $9.2 million which primarily resulted from the receipt of the initial $10.0 million in proceeds on the Notes (see Note 9 to Notes to Financial Statements). In addition we collected $0.2 million from an outstanding non-recourse loan with our CEO. The non-recourse loan was paid in full with accrued interest in September 2003.

Net cash used in financing activities for the year ended December 31, 2002 was $0.3 million resulting primarily from the payments on capital leases of $0.3 million. We had no debt facilities outstanding as of December 31, 2002.

We lease certain computer and test equipment under capital lease arrangements. We used net cash for capital leases of approximately $0.07 million, $0.08 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum payments for capital leases aggregated through the year 2005 were approximately $5,000 as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We continually evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third-party professionals and on various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Revenue Recognition—Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibility is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to OEMs is recognized when title to the product passes to the OEM. Typically, for these product sales, title passes to the customer at the point of shipment. We recognize revenue from service agreements on a straight-line basis unless our obligation is fulfilled in a different pattern, over the contractual term of the arrangement. Revenue on certain long-term projects is recognized on a percentage of completion basis. The cost incurred to date is taken as a percentage of the estimated cost at completion and this percentage is used to compute revenue on an inception-to-date basis.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the future financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance is reduced when a customer which previously was deemed a collection risk makes payments to us, eliminating the need for the allowance, or when a receivable is written off.

Warranty and Customer Support— We offer one year warranties for the products that we sell which generally provides for a basic limited warranty, including parts and labor for any product deemed to be defective. Actual warranty costs are charged to expense as incurred. Generally, we estimate the warranty costs that may be incurred in the future based largely on the ratio of historical warranty costs in relation to revenue recognized in the corresponding period. The resulting liability is reviewed on a quarterly basis and adjusted accordingly. Factors that may affect the warranty liability include the number of products sold and historical and anticipated warranty claims.

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

Long-lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets totaled $5.9 million as of December 31, 2004 including licensing and software development costs. Upon our determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Unsuccessful product marketing or continued substantial operating losses could result in an inability to recover the carrying value of the investment, and therefore might require an impairment charge in the future.

Stock-Based Compensation—In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require prominent disclosure in both annual and interim financial statements about our method of accounting for stock-based employee compensation and the effect of the method used on reported results. We previously adopted the disclosure only provisions of Statement 123 and continue to measure compensation costs for stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is not recognized when the exercise price is the same as the market price. A stock option is considered compensatory if the exercise price of the option is less than the fair market value of the stock on the measurement date, which is the date all terms of the grant are finalized (normally the grant date). The intrinsic value of an option is the excess of the fair market value of the underlying stock over the exercise price of the options, which the Company recognizes using the straight-line method over the vesting period of the options.

If we had elected to recognize compensation expense for the issuance of options to our employees and directors based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the year ended December 31
	2004	2003	2002
		(As Restated)
Net loss attributable to common stock, as reported	$(26,188,872)	$(22,332,194)	$(24,342,918)
Add: Stock-based employee compensation expense included in reported net loss	9,341,992	3,676,372	248,496
Deduct: Pro forma fair value stock compensation expense	(9,453,548)	(3,625,372)	(1,558,554)

Pro forma net loss attributable to common stock	$(26,300,428)	$(22,281,194)	$(25,652,976)

Net loss per share attributable to common stockholders—basic and diluted, as reported	$(3.77)	$(6.71)	$(10.22)

Net loss per share attributable to common stockholders—basic and diluted, pro forma	$(3.79)	$(6.69)	$(10.77)

Recent Pronouncements—In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement is effective for the first interim period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS 123(R), the modified-prospective transition method and the modified-retrospective transition method and has yet to determine what effect the adoption of this statement will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It is effective for fiscal years beginning after June 15, 2004 and is not expected to have a material impact on the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The amendment eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company.

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

In the absence of additional equity financing, it is possible that our stockholders’ equity may drop below the $10 million requirement under continued listing standard one (rule 4450(a)) during fiscal year 2005. There can be no assurance that the NASDAQ will permit us to continue our listing on the NASDAQ National Market or transfer to the NASDAQ SmallCap Market if we cannot show a definitive plan for maintaining the stockholders’ equity requirement. We can not give investors in our common stock any assurance that we will be able to maintain compliance with minimum standards for continued listing on NASDAQ National Market or the NASDAQ SmallCap Market and that the liquidity that NASDAQ provides will be available to investors in the future.

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

We have incurred significant losses since we began doing business. We anticipate continuing losses and may never achieve or sustain profitability. We have accumulated losses of $259.1 million since we began doing business in 1994 through December 31, 2004, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. Since we began doing business in 1994, we have generated $134.6 million in net revenues through December 31, 2004. We have been marketing our GSM base stations since 1996. We have never reported a profit and have only had 3 quarters in which we obtained a positive cash flow since our initial public offering in 1999. We will continue to incur significant research and product development, sales and marketing, materials and general administrative expenses, and we expect our expenses to increase as compared to prior periods, as we expand our sales force and our international operations. We anticipate a net loss for the year 2005 and we may continue to incur losses beyond 2005. We cannot be certain that we will realize sufficient revenues or margins to sustain our business.

We may not be able to obtain additional capital to fund our operations on reasonable terms and this could hurt our business and negatively impact our stockholders. If adequate funds in the form of equity or debt are not available on reasonable terms or terms acceptable to us, we may be unable to continue as a going concern. If we raise additional funds through the issuance of convertible debt or additional equity securities, the percentage ownership of our existing stockholders would be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations. Any additional funding would likely require the approval of our secured convertible note holders, and those note holders may not approve new funding if it requires substantial dilution, waiver of anti-dilution adjustment rights, subordination of their security interest, or a lock-up of their ability to sell their shares of common stock in the market, even if the funding is in the best interest of the Company or our stockholders. Our secured convertible note holders have a senior security interest in all of our assets, and until these investors are paid in full or until they have converted the notes and accrued interest into common stock, we may not be able to obtain additional investment or working capital.

If we are unable to raise additional financing, we may be forced to seek protection under the federal bankruptcy laws. If we are unable to raise capital from another source we are likely to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

If we are unable to pay principal and interest on the $16 million financing when due, we may be forced to seek protection under the federal bankruptcy laws. The convertible notes we sold in August 2003 in connection with our debt financing are convertible into our common stock at the election of the holders. If not converted, the principal and accrued interest on the notes become payable in August 2007, subject to acceleration in certain circumstances. If the notes are not converted and we are unable to pay the principal amount and accrued interest on the notes when due, whether at maturity or by acceleration, the Investors could foreclose on the notes and force a sale of our assets, including our intellectual property. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws. At December 31, 2004, $6 million in principal and $1 million in accrued interest under the convertible notes had been converted into common stock.

Conversion of the secured convertible notes will significantly dilute the percentage ownership of our existing stockholders. If shares of our common stock are issued to the investors upon conversion of the secured convertible notes together with accrued interest, existing stockholders will have their ownership percentage substantially diluted. The number of shares of common stock issuable under the terms of the convertible notes will also affect our earnings per share on a going-forward basis. The larger the number of shares deemed outstanding, the lower the earnings per share will be. The actual effect of any conversion on our earnings per share will depend on the level of our earnings in future periods, the actual amount converted pursuant to the notes and the impact of the accounting treatment of the secured convertible notes. At December 31, 2004, $6 million in principal and $1 million in accrued interest had been converted into common stock. If the remaining $9 million in principal and $0.8 million in accrued interest (as of December 31, 2004) were converted, an additional 9.3 million shares of common stock would be issued.

We have a limited operating history. You should not rely on our recent results as an indication of our future results. Our base stations are being used in twenty-seven commercially deployed systems. We had net revenues of $20.6 million, $15.8 million and $23.0 million in 2004, 2003 and 2002, respectively. Unless we can achieve significant increases in market acceptance of our products and complete new products in development, we may never advance beyond our initial market penetration phase. Due to our limited operating history, it is difficult or impossible for us to predict future results and you should not expect future revenue growth based on our recent results. You should consider our business and prospects in light of the risks and problems faced by technology companies in the early stages of development.

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

Our future operating results will be affected by many factors, including the following:

•	Changes in the growth rate of the wireless communications industry;

•	Consolidation in the wireless communications industry;

•	Our ability to compete successfully against similar and larger sized GSM communications equipment providers;

•	Continued control of costs and reducing expenses;

•	Efficiently manufacturing our products ourselves and through outsourcing arrangements;

•	Absorbing overhead costs through higher manufacturing volume;

•	Generating cash flow from operations;

•	The mix of our revenue;

•	The collectibility of our trade receivables;

•	Our ability to retain existing or secure anticipated customers or orders, both domestically and internationally;

•	The availability and cost of products and services from our third-party suppliers;

•	Our ability to develop, introduce and market new technology, products and services on a timely basis;

•	Our ability to reduce product costs to be cost competitive;

•	Foreign currency fluctuations, inflation and deflation;

•	Decreases in average selling prices or demand for our products;

•	Intellectual property disputes and litigation;

•	Government regulations;

•	Product defects or delays;

•	The availability of capital to fund operations;

•	Management of inventory in response to shifts in market demand; and

•	Changes in the mix of technology and products developed, produced and sold.

The foregoing factors are difficult to forecast and these, as well as other factors, could harm our quarterly or annual operating results. If our operating results fail to meet the expectations of investors in any period, the market price of our common stock may decline. If we are unable to achieve or maintain profitability, or if we are unable to achieve cash flow breakeven, we will be unable to build a sustainable business. In this event, the market price of our common stock may decline as well.

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

Investment in our stock is speculative, and our stock price is volatile. In light of the current market conditions for wireless communications, our precarious financial condition and recent sales of our shares by significant stockholders, including SCP II and TECORE, Inc., we believe that an investment in our stock is highly speculative. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. In addition to the volume of sales by our significant stockholders, which is described in more detail below, factors that may have a significant impact on the market price of our stock include:

•	Announcements concerning us, our competitors or the industry;

•	Receipt of substantial orders for base stations;

•	Quality deficiencies in services or products;

•	Announcements regarding financial developments or technological innovations;

•	International developments, such as technology mandates, political developments or changes in economic policies;

•	New commercial products;

•	Government regulations;

•	Acts of terrorism or war;

•	Proprietary rights or product or patent litigation.

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts or investors could immediately, significantly and adversely affect the trading price of our common stock.

We may not continue to meet NASDAQ listing standards. Under continued listing standard one (rule 4450(a)), companies listed on the NASDAQ National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). At various times in 2003 and 2004, our share price traded at and occasionally below the required minimum bid price of $1.00 per share for continued listing and/or we did not comply with the total stockholders’ equity requirement. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard or the total stockholders’ equity standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future.

In the absence of additional equity financing, it is possible that our stockholders’ equity may drop below the $10 million requirement under continued listing standard one (rule 4450(a)) during fiscal year 2005. There can be no assurance that the NASDAQ will permit us to continue our listing on the NASDAQ National Market or transfer to the NASDAQ SmallCap Market should we fall below the $10 million requirement if we cannot show a definitive plan for maintaining the stockholders’ equity requirement. Alternatively, continued listing standard two (NASDAQ rule 4450(b)) requires a market value of $50 million, a market value of listed shares of $15 million and a minimum bid price of $1.00 with no stockholders’ equity requirement. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with either minimum standard for continued listing on NASDAQ National Market or the NASDAQ SmallCap Market and that the liquidity that NASDAQ provides will be available to investors in the future.

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

As a result of these factors, these competitors may be more successful than we are. In addition, we anticipate additional competitors will enter the market for products based on 3G, 4G (e.g., WiMAX) or other advanced high-speed data standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third-parties. These relationships may affect customers’ decisions to purchase products from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

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

Credit risk problems resulting from customer financing could hurt our results and require us to raise additional capital. Many of our customers and potential customers are start-up and small companies with a limited operating history. In limited instances, we have provided and may continue to provide customer financing. We face credit risks, including slow payments or non-payments from customers, and we may need to raise additional capital to support financed sales and to deal with related credit risk problems.

A small number of customers account for substantially all of our revenues and the loss of any of these customers could hurt our results and cause our stock price to decline. Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. The effect of these risks on our operating results is compounded by our lengthy sales cycle. In 2004, sales to three customers accounted for 70.6% of our total revenue. In 2003, sales to three customers accounted for 85.3% of our total revenue and in 2002 sales to four customers accounted for 81.7%.

The chart below shows the breakout by fiscal year of the concentration of revenue:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
TECORE Wireless Systems	37.6%	42.7%	49.0%
U.S. Government	12.4%	28.5%	—
Alcatel	20.6%	3.3%	—
Hafatel/Guam Wireless	8.4%	14.1%	4.7%
Undisclosed Leading Defense Contractor (A)	1.5%	—	—
Undisclosed Leading Defense Contractor (B)	4.1%	—	—
Undisclosed Leading Defense Contractor (C)	4.3%	—	—
Undisclosed Leading Defense Contractor (D)	0.8%	—	—
MBO Cross	1.0%	3.1%	4.7%
COMTEL	4.9%	1.8%	0.4%
Telsom Mobile	0.1%	1.5%	21.2%
Pioneer	—	1.2%	0.8%
Pinpoint	0.5%	0.8%	0.5%
ADAMS	0.3%	0.7%	1.0%

Our reliance on sales to a small number of customers makes customer satisfaction crucial for revenue growth. Even where our product meets original product specifications set forth in our contracts, we may need or be asked to make modifications to our product design or performance in order to meet the customer’s expectations or in order to maintain the customer relationship. This is a greater risk when we sell products through an OEM relationship to large operator customers. If we are unable to meet the ultimate customer’s original or revised expectations, we may lose the customer and we could be faced with disputes over return of our products.

We have a concentrated customer base and the failure of any of our customers to pay us or to pay us on time could cause significant cash flow problems, hurt our results and cause our stock price to decline. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. These risks are also higher for us since many of our customers are start-up and small companies. Two customers accounted for 82% of our outstanding net accounts receivable as of December 31, 2004, with TECORE representing 45% and Alcatel representing 37%. Two customers accounted for 61% of our outstanding net accounts and notes receivable as of December 31, 2003, with one customer, TECORE, representing 39%. Two customers accounted for 71% of our combined outstanding net accounts and notes receivable as of December 31, 2002. In the past we have incurred bad debt charges and we may be required to do so in the future. The failure of any of our customers to pay us, or to pay us on time, causes significant cash flow problems, hurts our results and could cause our stock price to decline.

Intense price performance competition for base stations and mobile switch centers will reduce sales opportunities in North American markets. As a result of the reduction in global demand, our competitors have been bundling Mobile Switch Centers (MSCs) together with base stations at deeply discounted pricing levels targeting our traditional customer base resulting in intense price performance competition. This competition has substantially reduced opportunities for us to expand or to continue sales of our “coverage solution products” to small/medium sized PCS operators in North America. We are executing a significant cost reduction program for our products and we have programs in place to enhance the MSC price performance to address these competitive pressures but there can be no assurances that these efforts will be successful. If we are unable to overcome the current competitive pressures facing us in connection with our traditional target market of small to medium operators for cost effective coverage solutions, we may be unable to compete against our larger competitors for future sales to small and medium sized PCS operators in North America.

If we continue to expand into international markets, we will become subject to additional business risks. We market and sell our products internationally in Africa, the Middle East, Asia and Latin America both through OEM resellers and our direct sales staff. Our business plan contemplates that a significant portion of our planned sales over the next several years will be in international markets. Our revenues from direct sales to international customers as a percentage of total revenues were 0.1% in fiscal 2004, 1.7% in fiscal 2003 and 29.1% in fiscal 2002. Our revenues from OEM international sales were 37.6%, 39.8% and 49.0% for the years ended December 31, 2004, 2003 and 2002, respectively. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments.

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

We sell products in emerging markets in the Middle East, Asia and Africa. Future sales in these markets will be subject to economic and political risks. For the year ended December 31, 2004, our sales in these markets accounted for approximately 37.3% of our revenue. Sales in these markets pose significant additional risks, which include:

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

Our market opportunity could be significantly diminished in the event that GSM or any subsequent GSM-based standards do not continue to be widely adopted. Our current products are designed to utilize only GSM, an international standard for voice and data communications. There are other competing standards including code division multiple access, or CDMA. In the event that GSM or any GSM-based standards do not continue to be or are not broadly adopted, our market opportunity could be significantly limited, which would seriously harm our business.

If we fail to accurately estimate product demand, we may incur expenses for excess inventory or be unable to meet customer requirements. Our customers typically give us firm purchase orders with short lead times before requested shipment. However, our contract manufacturer requires commitments from us so that it can allocate capacity and be assured of having adequate components and supplies from third-parties. Failure to accurately estimate product demand could cause us to incur expenses related to excess inventory or prevent us from meeting customer requirements. In addition, our products are constantly evolving requiring new assemblies and components. If we fail to accurately estimate product demand, some inventory could be designed out resulting in excess inventory.

Our reliance on a limited number of suppliers could lead to delays, additional costs, problems with our customers and loss of revenue. A reduction or interruption in component supply or a significant increase in component prices could have a material adverse effect on our business or profitability. Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We plan to continue utilizing only one or a small number of suppliers for each of the components of our base station systems. We have no long-term contracts or arrangements with any of our suppliers that guarantee product availability or the continuation of particular payment or credit terms. If, for any reason, a supplier fails to meet our quality and quantity requirements or stops selling products to us at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product image problems. We have experienced component shortages in the past, including components for our integrated circuit products, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may continue to encounter these problems in the future. Any of these problems could damage relationships with current or prospective customers, which could seriously harm our operating results in a given period and impair our ability to generate future sales

From time to time, we must replace some of the components of our products when the supplier of that component discontinues production. While we generally do not maintain an inventory of components, sometimes we do purchase an inventory of these discontinued components so that we can maintain production while finding new suppliers or developing substitute components ourselves. We face the risk that we may deplete that inventory before finding an adequate substitute, and that could cause the loss of significant sales opportunities. Alternatively, we could purchase too many of the components and may be left with excess inventory on our hands. We generally do not maintain an inventory of finished goods and many components have long lead times, with some taking 12 to 16 weeks from the time of entry of the order to delivery. We cannot guarantee that alternative sources of supply can be arranged on short notice or that components will be available from alternative sources on satisfactory terms.

We may not be able to adequately protect or defend our proprietary rights, which would hurt our ability to compete. Although we attempt to protect our intellectual property rights through patents, trademarks, trade secrets, copyrights, and nondisclosure agreements and other measures, intellectual property is difficult to evaluate and these measures may not provide adequate protection for our proprietary rights and information. Patent filings by third-parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our proprietary rights and information, disputes as to ownership of intellectual property may arise, and our proprietary rights and information may otherwise become known or independently developed by competitors. The failure to protect our proprietary rights could seriously harm our business, operating results and financial condition. We have a relatively low number of inventions for which patents have been granted or patent applications are pending internationally. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenues.

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

If we fail to expand our customer base beyond the smaller operators, we may not be able to significantly grow our revenues. We will only be able to significantly grow our revenues if we can expand our customer base beyond the smaller operators. There are a limited number of such operators and most of them have limited resources. These operators are less stable and more susceptible to delays in their build outs and deployments than more established operators. We plan on expanding our sales to include the larger domestic operators and international operators. However, as a result of the rapid consolidation of larger domestic GSM operators, there are only a few larger domestic operators remaining. To date we have not had any sales to the larger domestic operators, and we may not be successful in those markets in the future.

We have started to sell our products and services to the U.S. Government or U.S. Government contractors, and the loss of these relationships or a shift in government funding could have adverse consequences on our business. Approximately 23.0% of our net sales in fiscal 2004 were to the U.S. Government or to U.S. Government contractors. Therefore, any significant disruption or deterioration of these relationships with the U.S. Government and its contractors could significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and likely will continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.

Our products are designed to operate at frequencies defined by the GSM standard. In our pursuit of selling our products to the U.S Government and U.S. Government contractors for use domestically, Government customers may wish to use AirNet products at frequencies that may not be consistent with regard to frequency spectrum policies of the FCC and NTIA for use by those Government agencies. The inability of AirNet or Government customers to adequately address frequency spectrum policies with regard to use of AirNet products by Government customers within the United States, can have an adverse effect on our ability to sell our products in that market segment.

If we lose key personnel or are unable to hire additional qualified personnel, we may not be able to operate our business successfully. Our future success largely depends on our ability to attract and retain highly skilled hardware and software engineers, particularly call processing engineers and digital signal processing engineers. If we cannot continue to attract and retain quality personnel, that failure would significantly limit our ability to compete and to grow our business. Our success also depends upon the continuing contributions of our key management, research, product development, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. Except for an employment and severance agreement we have with Glenn Ehley, our CEO and President, and Joseph F. Gerrity, our CFO and vice-president, and a noncompetition agreement that we have with Terry Williams, our CTO, we do not have employment or noncompetition agreements with any of our key officers. We also do not have key man life insurance policies covering any of our employees. See “Employees” under item I (Business) for a discussion of potential impediments to retention of key personnel.

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

The Sarbanes-Oxley Act of 2002 requires companies such as AirNet that are not accelerated filers to comply with more stringent internal control system and monitoring requirements beginning in 2005. Compliance with this new requirement may place an expensive burden and significant time constraint on companies with limited resources.

We have an agreement with Motorola, Inc. to grant them rights, which could harm our business. When Motorola purchased $10.0 million of our Series B Preferred Stock in 1995, we granted Motorola the right to acquire a worldwide, non-exclusive, royalty-free license under any two of our patents. Motorola is a large telecommunications and technology company with significant resources and could exercise this right at any time and begin using these licenses to compete against us. With respect to any possible infringement of our respective digital base station patents, Motorola has agreed with us not to enjoin the other and to attempt dispute resolution, including negotiation of non-exclusive license agreements in good faith, before resorting to litigation.

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

Directors’ and officers’ insurance may be difficult or cost prohibitive to obtain. Our current directors’ and officers’ insurance policy was difficult and expensive to obtain. The policy will expire on December 6, 2005. It may be difficult and/or expensive to secure a replacement policy. If we are unable to renew or secure a replacement policy, we could lose our officers and directors and it will be extremely difficult to recruit qualified replacements for our management team and board of directors, which would have a material adverse affect on our business.

Control by our existing stockholders could discourage the potential acquisition of our business. As of February 16, 2005, 5% or greater stockholders and their affiliates owned approximately 5.6 million shares of our common stock or approximately 45.3% of our outstanding shares of common stock. In addition, two of these stockholders, TECORE and SCP Private Equity Partners II, L.P. (“SCP II”), hold the rights to acquire another approximately 9.5 million shares of common stock upon conversion or exercise of other securities. Acting together, these stockholders would be able to control all matters requiring approval by stockholders, including the election of directors. Moreover, since the sale of the secured convertible notes to TECORE and SCP II, the combined interests of these two investors constitute a potential controlling interest in the Company, with TECORE holding a majority of the outstanding shares on a fully diluted basis (assuming full conversion of TECORE’s Note). This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Some of our larger investors have sold and may attempt to further sell their common stock, which may depress the market price of our securities. SCP Private Equity Partners II, LP and TECORE each beneficially hold more than 5% of the Company’s common stock. SCP Private Equity Partners II, LP, which at February 16, 2005 held approximately 1.9 million shares of common stock, sold approximately 1.1 million shares in 2004 and may continue selling in 2005. TECORE, which at February 16, 2005 held approximately 3.8 million shares, sold approximately 0.9 million shares in 2004 and may continue selling in 2005. Other large investors may elect to sell at the same or proximate times. If any one of these investors sells their common shares, the number of buyers in the market may not support the shares being sold and the market price of our shares could drop. The effect of these sales could be further accelerated in the event the Company is not able to maintain its NASDAQ National Market listing.

We may face liquidated damage payments under our agreement with investors in our 2004 equity investment if we suspend use of their resale registration statement further. In light of the restatement described in Note 2 in Notes to Financial Statements, we advised the investors from our April 2004 common stock financing, as of March 14, 2005, not to use the resale registration statement under which we had registered the resale of their common stock until we filed our restated financial statements. Under the terms of the registration rights agreement we signed with these investors at the time of their investment, if the registration statement is unavailable to them for 20 trading days cumulatively, we may be liable for liquidated damages to those investors who continue to hold our common stock in amounts of up to 2% and thereafter 2% per month on a pro rata basis. If we are required to suspend the use of the registration statement further in the future, we may exceed the permitted 20 trading day limit.

Our internal control over financial reporting may not prevent a misstatement in our financial statements. The Sarbanes-Oxley Act of 2002 and related SEC rules that have been promulgated in connection with it require, among other things, the management of public companies to prepare a report that addresses the adequacy of a company’s internal control over financial reporting. The company’s independent auditor also needs to attest to the report.

Under the applicable rules, as a non-accelerated filer, we will not be required to prepare and include this report in our filings until our annual report for our fiscal year ending December 31, 2006. However, we note that we recently restated our financial results for the fiscal year ended December 31, 2003, for the last two quarters of fiscal 2003, and for the first three quarters of fiscal 2004. See Note 2 in Notes to Financial Statements and Item 8. Under the standards of the Public Company Accounting Oversight Board, such a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in internal control over financial reporting. Under the relevant SEC rules, management will not be permitted to conclude that internal control over financial reporting is effective if it has identified one or more material weaknesses in those internal controls. The events surrounding the restatement may be an indication that we have insufficient personnel resources and technical accounting expertise within our internal accounting function to resolve non-routine or complex accounting issues. As a small company with limited resources, we may find the cost of addressing these matters by hiring additional accounting staff with such technical expertise to be prohibitive. We have been using an outside consultant to review our internal controls, IT systems, control strengths and weaknesses, documentation and review procedures. However, if we are unable to address these issues before we are required to report our conclusions relating to our internal control over financial reporting, our management and independent auditors may be unable to conclude that our internal control over financial reporting is effective. Moreover, while we note that a material weakness in internal control over financial reporting does not itself suggest a material misstatement of a company’s financial statements, if we are unable to address these matters as they relate to the application of generally accepted accounting principles to complex, non-routine transactions, there is a risk going forward that a material misstatement in our annual or interim financial statements will not be prevented or detected.

Investment in our stock is speculative. In light of the current market conditions for wireless communications, we believe that an investment in our stock is highly speculative and volatile, and subject to numerous risks which are described in this document. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that mature within 24 months. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at December 31, 2004.

Due to the fixed rate nature of senior debt, our interest rate risk is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our balance sheets as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and the reports of BDO Seidman, LLP and Deloitte & Touche LLP, Independent Registered Public Accounting Firms are included in this Annual Report on Form 10-K on pages F-2 and F-3.

The following tables set forth unaudited quarterly financial data for the four quarters in fiscal 2003 and 2004 and such information expressed as a percentage of our net revenues. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information for the quarters presented.

UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

	QUARTER ENDED
(in thousands)	Mar. 31 2004 (as previously reported)	Mar. 31 2004 (as restated)(1)	June 30 2004 (as previously reported)	June 30 2004 (as restated)(1)	Sept. 30 2004 (as previously reported)	Sept. 30 2004 (as restated)(1)	Dec. 31 2004
REVENUES
Equipment Revenues	$2,520	$2,520	$3,694	$3,694	$4,199	$4,199	$5,286
Services Revenues	1,485	1,485	1,748	1,748	819	819	849

Total Net Revenues	4,005	4,005	5,442	5,442	5,018	5,018	6,135
COST OF REVENUES
Equipment Cost of Revenues	2,030	2,030	2,924	2,924	2,961	2,961	4,004
Services Costs of Revenues	675	675	1,157	1,157	478	478	372
Write-down of excess and obsolete inventory	200	200	—	—	—	—	—

Total Cost of Revenues	2,905	2,905	4,081	4,081	3,439	3,439	4,376
GROSS PROFIT	1,100	1,100	1,361	1,361	1,579	1,579	1,759
OPERATING EXPENSES
Research and development	3,207	3,207	2,645	2,645	3,181	3,181	3,271
Sales and marketing	800	800	658	658	829	829	769
General and administrative	2,415	2,415	2,354	2,354	2,437	2,437	2,164

Total Operating Expenses	6,422	6,422	5,657	5,657	6,447	6,447	6,204
LOSS FROM OPERATIONS	(5,322)	(5,322)	(4,296)	(4,296)	(4,868)	(4,868)	(4,445)
TOTAL OTHER EXPENSES, NET	(1,323)	(328)	(1,309)	(1,318)	(2,334)	(3,340)	(2,272)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,645)	$(5,650)	$(5,605)	$(5,614)	$(7,202)	$(8,208)	$(6,717)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS- BASIC AND DILUTED(2)	$(1.33)	$(1.13)	$(0.89)	$(0.89)	$(1.09)	$(1.24)	$(0.69)

1.	Subsequent to the issuance of its financial statements for the fiscal quarters ended September 30, 2003 and December 31, 2003, for the fiscal year ended December 31, 2003 and for each of the three fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company determined that the discount resulting from the beneficial conversion feature in the $16 million Senior Convertible Notes should have been amortized over the life of the note to comply with Emerging Issues Task Force 00-27. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance of Emerging Issues Task Force (EITF) Issue 98-5, which had been amended by EITF 00-27. Refer to Note 2 of Notes to Financial Statements for discussion on restatement.
2.	Adjusted retroactively to reflect the 1 – for – 10 reverse stock split effected December 9, 2004.

	QUARTER ENDED
(in thousands)	Mar. 31 2003		June 30 2003		Sept. 30 2003 (as previously reported)(2)	Sept. 30 2003 (as restated)(2)	Dec. 31 2003 (as previously reported)(2)	Dec. 31 2003 (as restated)(2)
REVENUES
Equipment Revenues	$1,440		$3,180		$2,050	$2,050	$2,959	$2,959
Services Revenues	355		1,260		2,411	2,411	2,130	2,130

Total Net Revenues	1,795		4,440		4,461	4,461	5,089	5,089
COST OF REVENUES
Equipment Cost of Revenues	1,106		2,526		1,577	1,577	2,520	2,520
Services Costs of Revenues	323		785		1,495	1,495	812	812
Write-down of excess and obsolete inventory	—		196		11	11	177	177

Total Cost of Revenues	1,429		3,507		3,083	3,083	3,509	3,509
GROSS PROFIT	366		933		1,378	1,378	1,580	1,580
OPERATING EXPENSES
Research and development	2,527		2,062		2,170	2,170	2,449	2,449
Sales and marketing	819		536		514	514	715	715
General and administrative	993		815		1,862	1,862	2,735	2,735

Total Operating Expenses	4,339		3,413		4,546	4,546	5,899	5,899
LOSS FROM OPERATIONS	(3,973)		(2,480)		(3,168)	(3,168)	(4,319)	(4,319)
TOTAL OTHER EXPENSES, NET	(23)		(46)		(9,141)	(141)	(1,283)	(287)

NET LOSS	(3,996)		(2,526)		(12,309)	(3,309)	(5,602)	(4,606)
Dividends on preferred stock	(600)		(600)		—	—	—	—
Conversion charge	—		—		(7,895)	(7,895)	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,596)		$(3,126)		$(20,204)	$(11,204)	$(5,602)	$(4,606)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS (as adjusted for waiver of dividends)	$(3,996	)(1)	$(2,526	)(1)	—	—	—	—

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS- BASIC AND DILUTED(3)	$(1.93)		$(1.31)		$(5.60)	$(3.10)	$(1.16)	$(0.95)

1.	Pursuant to the issuance of the Senior Secured Convertible notes in the Securities Purchase Agreement signed on August 13, 2003 the dividends accrued for the Series B Redeemable Convertible Preferred Stock were waived.
2.	Subsequent to the issuance of its financial statements for the fiscal quarters ended September 30, 2003 and December 31, 2003, for the fiscal year ended December 31, 2003 and for each of the three fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company determined that the discount resulting from the beneficial conversion feature in the $16 million Senior Convertible Notes should have been amortized over the life of the note to comply with Emerging Issues Task Force 00-27. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance of Emerging Issues Task Force (EITF) Issue 98-5, which had been amended by EITF 00-27. Refer to Note 2 of Notes to Financial Statements for discussion on restatement.

3.	Adjusted retroactively to reflect the 1 – for – 10 reverse stock split effected December 9, 2004.

	QUARTER ENDED
(in thousands)	Mar. 31 2004 (as previously reported)	Mar. 31 2004 (as restated)	June 30 2004 (as previously reported)	June 30 2004 (as restated)	Sept. 30 2004 (as previously reported)	Sept. 30 2004 (as restated)	Dec. 31 2004
			(as a percentage of revenues)
REVENUES
Equipment Revenues	62.9%	62.9%	67.9%	67.9%	83.7%	83.7%	86.2%
Services Revenues	37.1%	37.1%	32.1%	32.1%	16.3%	16.3%	13.8%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES
Equipment Cost of Revenues	50.7%	50.7%	53.7%	53.7%	59.0%	59.0%	65.3%
Services Costs of Revenues	16.9%	16.9%	21.3%	21.3%	9.5%	9.5%	6.1%
Write-down of excess and obsolete inventory	5.0%	5.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Total Cost of Revenues	72.5%	72.5%	75.0%	75.0%	68.5%	68.5%	71.3%
GROSS PROFIT	27.5%	27.5%	25.0%	25.0%	31.5%	31.5%	28.7%
OPERATING EXPENSES
Research and development	80.1%	80.1%	48.6%	48.6%	63.4%	63.4%	53.3%
Sales and marketing	20.0%	20.0%	12.1%	12.1%	16.5%	16.5%	12.5%
General and administrative	60.3%	60.3%	43.3%	43.3%	48.6%	48.6%	35.3%

Total Operating Expenses	160.3%	160.3%	104.0%	104.0%	128.5%	128.5%	101.1%
LOSS FROM OPERATIONS	-132.9%	-132.9%	-78.9%	-78.9%	-97.0%	-97.0%	-72.5%
TOTAL OTHER EXPENSES, NET	-33.0%	-8.2%	-24.1%	-24.2%	-46.5%	-66.6%	-37.0%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	-165.9%	-141.1%	-103.0%	-103.2%	-143.5%	-163.6%	-109.5%

	QUARTER ENDED
(in thousands)	Mar. 31 2003	June 30 2003	Sept. 30 2003 (as previously reported)	Sept. 30 2003 (as restated)	Dec. 31 2003 (as previously reported)	Dec. 31 2003 (as restated)
			(as a percentage of revenues)
REVENUES
Equipment Revenues	80.2%	71.6%	46.0%	46.0%	58.1%	58.1%
Services Revenues	19.8%	28.4%	54.0%	54.0%	41.9%	41.9%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES
Equipment Cost of Revenues	61.6%	56.9%	35.4%	35.4%	49.5%	49.5%
Services Costs of Revenues	18.0%	17.7%	33.5%	33.5%	16.0%	16.0%
Write-down of excess and obsolete inventory	0.0%	4.4%	0.2%	0.2%	3.5%	3.5%

Total Cost of Revenues	79.6%	79.0%	69.1%	69.1%	69.0%	69.0%
GROSS PROFIT	20.4%	21.0%	30.9%	30.9%	31.0%	31.0%
OPERATING EXPENSES
Research and development	140.8%	46.4%	48.6%	48.6%	48.1%	48.1%
Sales and marketing	45.6%	12.1%	11.5%	11.5%	14.0%	14.0%
General and administrative	55.3%	18.4%	41.7%	41.7%	53.7%	53.7%

Total Operating Expenses	241.7%	76.9%	101.9%	101.9%	115.9%	115.9%
LOSS FROM OPERATIONS	-221.3%	-55.9%	-71.0%	-71.0%	-84.9%	-84.9%
TOTAL OTHER EXPENSES, NET	-1.3%	-1.0%	-204.9%	-3.2%	-25.2%	-5.6%

NET LOSS	-222.6%	-56.9%	-275.9%	-74.2%	-110.1%	-90.5%
Dividends on preferred stock	-33.4%	-13.5%	0.0%	0.0%	0.0%	0.0%
Conversion charge	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	-256.0%	-70.4%	-275.9%	-74.2%	-110.1%	-90.5%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS (as adjusted for waiver of dividends)	-222.6%	-56.9%

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

UNAUDITED-IMPACTED BY RESTATEMENT

	QUARTER ENDED
	Mar. 31 2004 (as previously reported)	Mar. 31 2004 (as restated)(1)	June 30 2004 (as previously reported)	June 30 2004 (as restated)(1)	Sept. 30 2004 (as previously reported)	Sept. 30 2004 (as restated)(1)
Long-term liabilities	$11,962	$971	$12,292	$1,310	$11,657	$1,681
Total stockholders’ equity	7,323	18,314	11,183	22,165	11,246	21,221

	QUARTER ENDED
	Sept. 30 2003 (as previously reported)	Sept. 30 2003 (as restated)(1)	Dec. 31 2003 (as previously reported)	Dec. 31 2003 (as restated)(1)
Long-term liabilities	$9,714	$715	$10,691	$695
Total stockholders’ equity	12,691	21,690	10,564	20,560

1)	Subsequent to the issuance of its financial statements for the fiscal quarters ended September 30, 2003 and December 31, 2003, for the fiscal year ended December 31, 2003 and for each of the three fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company determined that the discount resulting from the beneficial conversion feature in the $16 million Senior Convertible Notes should have been amortized over the life of the note to comply with Emerging Issues Task Force 00-27. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance of Emerging Issues Task Force (EITF) Issue 98-5, which had been amended by EITF 00-27. Refer to Note 2 in Notes to Financial Statements for discussion on restatement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us that are designed to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls and procedures include certain components of its internal control over financial reporting.

Insofar as management’s assessment of the Company’s disclosure controls and procedures involves an assessment of its internal control over financial reporting, such assessment is expressed at the level of reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. In performing its evaluation, management reviewed in particular the Company’s practices relating to the treatment of the non-cash interest expense relating to its August 2003 convertible note financing and the related restatement reflected in this Annual Report and described in Note 2 of Notes to Financial Statements. The evaluation considered the procedures used by the Company in facing non-routine or complex transactions, including its reliance on consultation with its outside financial experts in connection with the accounting treatment for such complex transactions where appropriate, and considered whether such procedures are effective, among other things, in providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States. In light of the restatement described above, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

The Company, under the supervision of its Certifying Officers, is currently evaluating potential steps that it can take to remediate any deficiencies in its disclosure controls and procedures, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise. The Company has also been using an outside consultant to assist the Company with its review of internal control over financial reporting. As noted above, particularly in light of the Company’s limited resources, the Company’s control system is unlikely to provide absolute assurance that the objectives of the control system are met, even if certain remedial steps can be identified and taken.

The Certifying Officers also have indicated that there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

NAME	AGE	POSITION
Glenn A. Ehley	43	President, Chief Executive Officer and Director
George M. Calhoun	53	Director
Darrell L. Maynard	52	Director
Gerald Y. Hattori	53	Director
Jay J. Salkini	41	Director
Shiblie O. Shiblie	43	Director
Ronald W. White	64	Director
Daniel A. Saginario	61	Director
Joseph F. Gerrity	52	Vice President of Finance, Chief Financial Officer and Treasurer
Stuart P. Dawley	42	Vice President, General Counsel, Investor Relations Officer and Secretary
Thomas R. Schmutz	43	Vice President of Engineering
Patricio X. Muirragui	55	Vice President, Customer Care
Terry L. Williams	43	Chief Technical Officer

The composition of the Board of Directors and the Committees of the Board are listed in the chart below.

	Independent	Independent per Audit Committee Requirements	Committees					Financial Expert	Senior Debtholders Reps	Company Rep
Name			Audit	Finance	Compensation	Nominating /Corporate Governance	Litigation
Glenn A. Ehley										X
George M. Calhoun	X	X	X	X		X	X
Darrell Lance Maynard	X	X	X		X	X	X
Gerald Y. Hattori	X	X	X	X	X	X	X	X
Jay J. Salkini									X
Shiblie O. Shiblie									X
Ronald W. White	X			X					X
Daniel A. Saginario	X	X	X	X	X	X			X

The Board of Directors and management believe that we meet the current independence requirements of the Sarbanes-Oxley Act and the NASDAQ Stock Market for our board of directors and its committees. The Board of Directors has determined that Mr. Hattori qualifies as an “audit committee financial expert” within the meaning of the applicable SEC rules.

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

Darrell L. Maynard has served as a director of the Company since January 2002. Since 1996, he has been the President and Chairman of Southeast Telephone (SET), of which he was a founder, in Pikeville, Kentucky. SET is a telecommunications provider of long distance, local service, Internet service and paging. Mr. Maynard was selected as the SBA 2002 Small Business Person of the Year for the Commonwealth of Kentucky. Mr. Maynard attended Michigan Technological University in Houghton, Michigan.

George M. Calhoun has served as a director of the Company since March 2002 and Chairman of the Board since March 2004. Dr. Calhoun currently serves as a Professor of Management in the Wesley J. Howe School of Technology at the Stephens Institute of Technology in Hoboken, New Jersey. He was Chairman and CEO of Illinois Superconductor Corporation (NASDAQ: ISCO) from 1999 until 2002. He has more than 23 years of experience in high-tech wireless systems development, beginning in 1980 as the co-founder of InterDigital Communications Corporation (NASDAQ: IDCC), where he participated in the development of the first commercial application of digital TDMA radio technology, and introduced the first wireless local loop system to the North American telecommunications industry. Dr. Calhoun holds a Ph.D. in Systems Science from the Wharton School at the University of Pennsylvania, as well as a B.A. from the same university.

Gerald Y. Hattori has served as a director of the Company since April 2003. Since July 2000, Mr. Hattori has served as President of Evolution Management Inc., a business advisory and strategic planning consulting firm. Mr. Hattori also serves as a director at Micronetics, Inc. (NASDAQ: NOIZ) and is Chairman of its Audit Committee. Mr. Hattori served as Vice President of Finance and Chief Financial Officer of the Company from March 1999 until July 2000 and as Treasurer and Secretary from September 1999 until July 2000. Prior to joining the Company, from October 1996 until March 1999 Mr. Hattori was Vice President of Finance, Chief Financial Officer and Treasurer of Nexar Technologies, Inc., a manufacturer of personal computers, which filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in December 1998. Mr. Hattori holds an M.B.A. from New Hampshire College and a B.S. degree in Business Administration/Accounting from Merrimack College. Mr. Hattori serves on the Audit Committee of the Board as an “audit committee financial expert”.

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

Mr. Ronald W. White has served as a director for the Company since July 2004. Mr. White is a veteran of the telecommunications industry having been a director at NMS Communications (NASDAQ: NMSS) since 1988. From October 1997 until June 2002, he was a partner at Argo Global Capital, a venture capital fund focused on wireless technology. From 1983 until 2002, Mr. White was a partner at Advanced Technology Development Fund, a venture capital firm investing in information technology. Mr. White is also a director of several privately held companies. He holds a Bachelor of Engineering Science degree in electrical engineering from Brigham Young University and a Master in Business Administration from the Harvard Business School.

Daniel A. Saginario has served as a director for the Company since May 2004. Mr. Saginario has been a director of YDI Wireless since April 2003. From January 2000 until February 2003, he was Chief Executive Officer, President, and a director of ioWave, Inc. From January 1998 to January 2000, he was President of the Global Network Solutions division of L-3 Communications, a multi-billion dollar public company specializing in the supply of military technology. Mr. Saginario also spent over thirty years in various positions at NYNEX (now Verizon), where his positions included President of NYNEX Interactive Information Services Company, a holding company managing certain of NYNEX’s investments, and Corporate Director - Strategic Planning & Corporate Development. Mr. Saginario holds a B.B.A. from Baruch College and an M.B.A from Pace University.

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

Stuart P. Dawley has served as Vice President, General Counsel, Investor Relations Officer and Secretary since September 2001. Prior to that, he was General Counsel to the Company between July 2000 and September 2001. Prior to that, he served as Executive Vice President and General Counsel at Exigent International, Inc. from July 1997 until April 2000. Before joining Exigent, Mr. Dawley was General Counsel of AirNet from November 1996 until July 1997 and served as Director of Marketing and Strategic Alliances from June 1995 until November 1996. Mr. Dawley received both his BA and his Juris Doctor Degrees from the University of Iowa.

Thomas R. Schmutz has served as Vice President of Engineering since August 2001. Prior to being elected as Vice President of Engineering, he served as the Company’s Director of Engineering beginning in 1995. Mr. Schmutz holds a MS in Engineering from the Georgia Institute of Technology and a BS from the United States Military Academy. He holds seventeen U.S. patents in the wireless technology field.

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

Terry L. Williams has as served the Chief Technical Officer since August 2001 having joined the Company as its co-founder in 1994. Prior to that, he served at Harris Corporation and GE Aerospace on numerous government/commercial projects focusing on communications, signal processing and advanced radar technology. Mr. Williams is the architect of the Company’s broadband SDR radio and holds twelve U.S. patents in the wireless field. Mr. Williams holds an MSEE from the Georgia Institute of Technology and a B.S. from Mississippi State University.

CODE OF CONDUCT AND ETHICS

We have adopted a Code of Conduct and Ethics for our directors, officers and employees, including our senior financial officers and Chief Executive Officer. The Code of Conduct and Ethics is available on our web site: www.airnetcom.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of copies of reports filed by persons (“reporting persons”) required to file such reports pursuant to Section 16(a) of the Exchange Act, we believe that all filings required to be made by reporting persons with respect to the year ended December 31, 2004 were timely made in accordance with the requirements of the Exchange Act, except that Mr. Salkini and TECORE, Inc. each filed a Form 4 one day late in connection with a transaction on September 13, 2004, and SCP Private Equity Partners LP filed a Form 4 one day late in connection with a transaction on January 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation awarded to, earned by, or paid to (i) our Chief Executive Officer, and (ii) the four other highest compensated executive officers who were serving as executive officers at December 31, 2004, (collectively, the “named executive officers”) for services rendered in all capacities with respect to the fiscal years ended December 31, 2002, 2003 and 2004:

	ANNUAL COMPENSATION						LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($) (4)		OTHER ANNUAL COMPENSATION ($)		SECURITIES UNDERLYING OPTIONS (#) (1)	ALL OTHER COMPENSATION ($)(3)
Glenn A. Ehley President, Chief Executive Officer and Director	2004 2003 2002	250,000 250,000 250,000	— 150,000 —	(5)	87,812 53,940 103,033	(2) (2) (2)	— 1,088,311 —	— 865 5,500

Thomas R. Schmutz Vice President of Engineering	2004 2003 2002	182,246 182,246 182,246	28,176 — 29,909		— — —		— 55,000 —	— 631 5,500

Joseph F. Gerrity Chief Financial Officer	2004 2003 2002	178,750 178,750 178,750	21,933 — —		— — —		— 55,000 —	— 1,419 5,363

Stuart P. Dawley Vice President, General Counsel, and Secretary	2004 2003 2002	174,000 174,000 174,000	21,350 — —		— — —		— 55,000 —	— 602 5,220

Terry L. Williams Chief Technical Officer	2004 2003 2002	164,814 164,814 164,814	20,902 2,210 3,060		— — —		— 55,000 —	— 571 5,036

(1)	Figures in this column show the number of options to purchase shares of our common stock that were granted during the respective fiscal year, notwithstanding the fact that the options may have been granted for services performed in a prior fiscal year. We did not grant any restricted stock awards or stock appreciation rights to any of the named executive officers during the years shown.

(2)	Represents performance-based sales bonuses, premiums paid for life insurance policy, and legal fees paid for personal representation.
(3)	Represents a matching contribution to a defined contribution plan.
(4)	Includes patent awards.
(5)	This bonus payment is detailed in Note 12 in Notes to Financial Statements.

No stock options were awarded to the executive officers listed in the above table during the fiscal year ended December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding stock option exercises by the named executive officers during the fiscal year ended December 31, 2004, and stock options held by the named executive officers at December 31, 2004.

	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NO. OF SECURITIES UNDERLYING UNEXERCISED OPTIONS HELD AT FISCAL YEAR-END		VALUE OF UNEXERCISED, IN-THE-MONEY OPTIONS AT FISCAL YEAR-END(1)
NAME			EXERCISABLE (#)	UNEXERCISABLE (#)	EXERCISABLE ($)	UNEXERCISABLE ($)
Glenn A. Ehley	—	$—	575,439	545,405	$1,572,611	$1,572,608
Thomas R. Schmutz	—	$—	35,511	27,750	$79,475	$79,475
Joseph F. Gerrity	—	$—	33,187	27,573	$79,475	$79,475
Stuart P. Dawley	—	$—	33,100	27,750	$79,475	$79,475
Terry L. Williams	—	$—	33,381	27,750	$79,475	$79,475

(1)	Calculated by determining the difference between the exercise price of the options and $2.99, the closing price of our common stock on December 31, 2004.

COMPENSATION OF DIRECTORS

We compensate the outside, independent directors, other than our Chairman, who are not affiliated with a significant investor (currently Mr. Maynard, Mr. Hattori, Mr. White and Mr. Saginario) $1,000 for attendance at each meeting of our Board of Directors and any committee meetings. Effective August 2004, Mr. Calhoun, as Chairman of the Board, is compensated $1,500 for attendance at each plenary meeting of our Board of Directors and $1,000 for attendance at each plenary committee meeting. In addition, non- employee, non-affiliated directors are entitled to receive option grants and awards under our 1999 Equity Incentive Plan. All directors will be reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee consists of Messrs. Maynard, Hattori and Saginario. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. Until July 2000, Mr. Hattori was the chief financial officer of the Company. Because he has not served in such capacity during the past three years, such service does not disqualify Mr. Hattori from being considered independent under the applicable rules.

Mr. Saginario was appointed to our Compensation Committee in May 2004. He replaced James W. Brown on the committee, who had served as a director and a member of the committee until March 2004. Mr. Brown is affiliated with SCP Private Equity Partners, one of our principal stockholders. In connection with a private placement consummated on August 13, 2003 (the Private Placement), we issued $16,000,000 of our senior secured convertible notes to two investors, SCP Private Equity Partners II, L.P. (SCP II) and TECORE, Inc. The Private Placement was conducted under the terms of a Securities Purchase Agreement among the Company, SCP II and TECORE dated June 5, 2003. On August 13, 2003, we issued Senior Secured Convertible Notes of $4 million and $12 million to SCP II and TECORE, respectively, in exchange for payments of $4 million from each investor. The balance of $8 million for the issuance of TECORE’s Note is payable in eight quarterly installments of $1 million each. The first installment payment originally scheduled for June 2003 was paid at closing. The Notes were initially convertible at any time into shares of our common stock at an initial conversion price of $1.081, subject to adjustment for certain future dilutive issuances of securities. The Notes also have voting rights equivalent to the number of shares into which they could be converted, at a deemed conversion price of $5.70 per share. Interest on the Notes accrues at an annual rate of 12%. Principal and accrued interest on the Notes are payable on the fourth anniversary of the closing date. As of March 9, 2005, principal balance on the Notes was $10 million ($8 million with TECORE and $2 million with SCP II) with a conversion price of $1.047.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the ownership of our common stock, of which 12,476,377 shares were outstanding as of February 16, 2005, by (i) persons known by us to be beneficial owners of more than 5% of its common stock, (ii) our directors, (iii) the named executive officers, and (iv) all executive officers and directors as of February 16, 2005 as a group:

	SHARES OF COMMON STOCK BENEFICIALLY OWNED(1)
	SHARES		PERCENT
TECORE, Inc. 7165 Columbia Gateway Drive Columbia, Maryland 21046	10,660,499	(2)	55.1%
SCP Private Equity Partners II, LP 800 The Safeguard Building 435 Devon Park Drive Wayne, PA 19087	4,435,813	(3)	29.5%
Darrell Lance Maynard	5,735		*
Dr. George M. Calhoun	5,811		*
Gerald Y. Hattori	4,823		*
Jay J. Salkini	10,669,749	(4)	55.1%
Daniel A. Saginario	2,751		*
Shiblie O. Shiblie	650		*
Ronald W. White	1,945		*
Glenn A. Ehley	581,904	(5)	4.5%
Thomas R. Schmutz	35,776	(6)	*
Joseph F. Gerrity	33,357	(7)	*
Stuart P. Dawley	33,516	(8)	*
Terry L. Williams	39,197	(9)	*
All executive officers and directors as a group (13 persons)	11,429,714	(10)	56.9%

*	Indicates less than 1%

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares listed in the table.
(2)	This amount reflects the 3,782,021 shares of common stock held at February 16, 2005, the shares underlying the $7,000,000 actually loaned to AirNet in the convertible debt financing as of February 16, 2005 and the accrued interest on this amount, both convertible at a conversion rate of $1.04674320. See Note 9 to Notes to Financial Statements for discussion of the conversion rate. This results in 6,687,409 shares underlying the $7,000,000 of convertible debt outstanding and 191,069 shares underlying the accrued interest as of February 16, 2005. The above table does not reflect the final convertible debt financing payment of $1.0 million received on March 3, 2005, which is convertible into 955,344 shares of our common stock..
(3)	This amount reflects the 1,863,660 shares of common stock held and in addition, at February 16, 2005, SCP II had the right to acquire 2,572,153 shares underlying the $2,000,000 loaned to AirNet in the convertible debt financing at a conversion rate of $1.04674320. This amount includes 1,910,688 shares underlying the principal outstanding and 661,465 shares underlying the accrued interest as of February 16, 2005.
(4)	Mr. Salkini is affiliated with TECORE, Inc. This amount reflects 9,250 shares of common stock beneficially held by Mr. Salkini directly, plus the shares underlying the $7,000,000 actually loaned to AirNet as of February 16, 2005 and the accrued interest on this amount, both convertible at a conversion rate of $1.04674320. This results in 6,687,409 shares underlying the $7,000,000 of convertible debt outstanding and 191,069 shares underlying the accrued interest as of February 16, 2005.
(5)	Includes 5,217 shares held by Mr. Ehley and options exercisable immediately for 576,687 shares.
(6)	Includes 13 shares held by Mr. Schmutz and options exercisable immediately for 35,763 shares.
(7)	Includes 100 shares held by Mr. Gerrity and options exercisable immediately for 33,257 shares.
(8)	Includes 166 shares held by Mr. Dawley and options exercisable immediately for 33,350 shares.
(9)	Includes 5,567 shares held by Mr. Williams and options exercisable immediately for 33,630 shares.
(10)	The executive officers and directors of the Company as a group consist of Glenn A. Ehley, Stuart P. Dawley, Joseph F. Gerrity, Patricio X. Muirragui, Thomas R. Schmutz, Terry L. Williams, Darrell Lance Maynard, Dr. George M. Calhoun, Gerald Y. Hattori, Jay J. Salkini, Daniel A. Saginario, Shiblie O. Shiblie and Ronald W. White.

EQUITY COMPENSATION PLAN INFORMATION

The following table outlines the number of securities underlying options granted, and the number of securities remaining for grant, under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,008,927	$4.24	760,106
Equity compensation plans not approved by security holders	—	$—	—

Total	2,008,927	$4.24	760,106

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 9, 2000, the Company loaned a former officer of the Company, Dr. R. Lee Hamilton, Jr., $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semiannually. The loan was made to reimburse Dr. Hamilton, when he was an officer, for an amount paid by him to exercise an option to purchase 113,274 shares of the Company’s common stock in February 2000 and is accordingly classified in stockholders’ equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against Dr. Hamilton in the event of a default. The unpaid principal amount of the note, which is classified as a deduction from stockholders’ equity together with all accrued and unpaid interest and any other sums owing under the note, are payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. As of December 31, 2001 this note was in default and therefore the payment of principal and interest was due in full. A portion of the collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503, including interest income of $6,534 and prepaid interest of $27,339 were transmitted to the Company on April 15, 2002 bringing payments on the note current. The Company feels, given the full recourse on the note, the funds held in a brokerage account (subject to an Account Control Agreement), and the prepaid interest on the note provide adequate protection against default. As of December 31, 2004, the balance on this Note was $105,030.

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

In connection with a private placement consummated on August 13, 2003 (the Private Placement), we issued $16,000,000 of our senior secured convertible notes to two investors, SCP Private Equity Partners II, L.P. (SCP II) and TECORE, Inc. (TECORE). The Private Placement was conducted under the terms of a Securities Purchase Agreement among the Company, SCP II and TECORE dated June 5, 2003 (see Note 9 in Notes to Financial Statements). On August 13, 2003, we issued Senior Secured Convertible Notes of $4 million and $12 million to SCP II and TECORE, respectively, in exchange for payments of $4 million from each investor. The balance of $8 million for the issuance of TECORE’s Note is payable in eight quarterly installments of $1 million each. The first installment payment originally scheduled for June 2003 was paid at closing. The Notes were initially convertible at any time into shares of our common stock at an initial conversion price of $1.081, subject to adjustment for certain future dilutive issuances of securities. As a result of the cashless exercise of certain warrants between August 2003 and April 2004, the conversion price of the Notes was adjusted pursuant to their terms to $1.0467432. The Notes also have voting rights equivalent to the number of shares into which they could be converted, at a deemed conversion price of $5.70 per share. Interest on the Notes accrues at an annual rate of 12%. Principal and accrued interest on the Notes are payable on the fourth anniversary of the closing date. James W. Brown is affiliated with SCP II and served on our Board prior to the financing, from November 1997 through March 2004. Christopher J. Doherty is also affiliated with SCP II. Mr. Doherty was elected to our Board in connection with the debt financing and had served on our Board from August 2003 though March 2004. As of February 16, 2005, SCP II does not have any affiliates or representatives serving on our Board. Messrs. Salkini and Shiblie, are affiliated with TECORE and were initially elected to the Board in connection with the debt financing. Messrs. Munzer Kayyem and Hans Morris, who are also affiliates of TECORE, were also initially elected to the Board in connection with the debt financing, but resigned from our Board during May 2004 and July 2004, respectively. Messrs. Saginario and White joined our Board in May 2004 and July 2004, respectively, as nominees of TECORE.

In connection with the same private placement transaction, (a) the holders of our Series B Preferred Stock, including SCP II, converted all outstanding shares of such preferred stock into 1,910,828 shares of our common stock, (b) we paid $500,000 to each of Mellon and Tandem, and issued to SCP II 462,535 shares of our common stock, in each case as an inducement to convert its Series B Preferred Stock into common stock, (c) the holders of the Series B Preferred Stock waived their right to receive accumulated but unpaid dividends on the preferred stock, and (d) the holders of the Series B Preferred Stock agreed to cancel certain warrants to purchase shares of our common stock. SCP II committed to taking additional shares of our common stock, as discussed in (b) above, in lieu of receiving $500,000 in cash. Also in connection with the same transaction, we adjusted the exercise price of certain warrants which we had originally issued in connection with financings in June and August 1999, as required by the anti-dilution terms of those warrants. These warrants are described in more detail in Note 7 in Notes to Financial Statements. In January 2004, SCP Private Equity Partners, one of the holders of these warrants exercised all of their warrants in a cashless exercise transaction, receiving 123,490 shares and surrendering the balance in payment of the exercise price based on the market price of the shares at the time.

As noted above, Messrs. Salkini and Shiblie are affiliated with TECORE. During fiscal year 2004, TECORE accounted for approximately 37.6% of our revenue. We anticipate that TECORE will continue to account for a significant portion of our revenue in fiscal year 2005 and possibly beyond.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent auditors for the fiscal years ended December 31, 2003 and 2002 were Deloitte & Touche LLP (“Deloitte”). On May 27, 2004, Deloitte notified the Company that it was resigning from the client-auditor relationship with the Company effective as of that date. Deloitte’s reports on the Company’s financial statements for the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, although they contained an explanatory paragraph referring to substantial doubt as to the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2003 and 2002, and through May 27, 2004, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the fiscal years ended December 31, 2003 and 2002, and through May 27, 2004, there were no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K).

On July 15, 2004, the Company announced the Board’s selection of BDO Seidman, LLP (“BDO”) as the Company’s independent auditors for the year ending December 31, 2004. During the years ended December 31, 2003 and 2002 and through the date of this appointment, the Company did not consult BDO with respect to the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Approximately 85% of the total hours spent on audit services for the Company for the year ended December 31, 2004 were spent by Gallogly, Fernandez and Riley, LLP (“GFR”), members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO. BDO and GFR provided no non-audit services during 2003 or 2004.

The following table presents fees for professional audit services rendered by our independent auditors, BDO for the year ended December 31, 2004, and Deloitte for the year ended December 31, 2003, and fees billed for other services rendered by BDO and Deloitte during those periods:

	2004	2003
Audit fees	$175,000	$200,000
Non-audit fees:
Audit-related fees	5,900	90,603
Tax fees	—	30,670
All other fees	—	—

Total fees paid to auditor	$180,900	$321,273

Pre-Approval of Services by the Independent Auditor

The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent auditors. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1.1(11)	Eighth Amended and Restated Certificate of Incorporation

3.1.2(12)	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation

3.2(11)	Third Amended and Restated Bylaws

4.1(1)	Specimen Certificate evidencing shares of Common Stock.

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6(5)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.6.1(11)	Amendment No. 1, dated August 13, 2003, to Rights Agreement dated January 9, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent

4.7(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $12 million, issued to TECORE

4.8(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $4 million, issued to SCP

4.9(11)	Allonge dated August 13, 2003 between the Company and TECORE

4.10(11)	Allonge dated August 13, 2003 between the Company and SCP

10.1(11)	Amended and Restated AirNet Communications Corporation 1999 Equity Incentive Plan effective August 13, 2003

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6(6)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.7(6)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.8(6)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.9(6)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10(6)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.11(7)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.12(7)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.13(9)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.14(9)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.15(9)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.16(9)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.17(9)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.18(9)	Notice of Election to Convert from Mellon Ventures, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.19(9)	Notice of Election to Convert from Tandem PCS Investments, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.20(9)	Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCs Investments, LP, SCP Private Equity Partners II, LP, Mellon Ventures, LP and Edwards & Angell, LLP, as escrow agent.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.21(9)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, LP

10.22(9)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.23(10)	Terms sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.24(11)	First Amendment to Security Agreement dated August 13, 2003 among the Company, TECORE and SCP, amending the Security Agreement dated January 24, 2003

10.25(11)	Amended and Restated Employment Agreement, Severance and Bonus Agreement, dated August 13, 2003, between the Company and Glenn A. Ehley

10.26(11)	Non-Qualified Stock Option Agreement dated August 13, 2003 between the Company and Glenn Ehley

10.27(11)	Intercreditor and Subordination Agreement dated August 13, 2003 among the Company, Force Computers, Inc. Sanmina Corporation and Brooktrout, Inc.

10.28(11)	Amended and Restated AirNet Bonus Program dated and effective August 13, 2003

10.29(11)	Tag-Along Allocation Agreement dated August 13, 2003

10.30(13)	Securities Purchase Agreement dated as of April 22, 2004, among AirNet Communications Corporation and the investors named therein.

10.31(13)	Consent, Waiver and Lock-Up Agreement dated April 21, 2004 by and among SCP Private Equity Partners II, L.P., TECORE, Inc., Mellon Ventures, L.P., SCP Private Equity Partners, L.P. and AirNet Communications Corporation.

10.32(14)	Registration Rights Agreement dated April 23, 2004 among AirNet Communications Corporation and the investors named therein.

10.33(14)	Form of Warrant dated April 23, 2004

10.34(15)	Severance Agreement dated August 20, 2004 between AirNet Communications Corporation and Joseph F. Gerrity

10.35(15)	Consulting Agreement between the Company and Ronald W. White, dated September 22, 2004

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.
(2)	Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.
(5)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.
(6)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.

(10)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.
(11)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2003.
(12)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2003.
(13)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2004.
(14)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.
(15)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 8, 2004.

b. Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 11, 2005 under Item 2.02 – Results of Operations and Financial Condition and Item 4.02 - Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or a Completed Interim Review.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET COMMUNICATIONS CORPORATION

By:	/s/ GLENN A. EHLEY
Glenn A. Ehley President and Chief Executive Officer

Date: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2005.

/s/ GLENN A. EHLEY Glenn A. Ehley	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH F. GERRITY Joseph F. Gerrity (Principal Financial and Accounting Officer)	Vice President of Finance, Chief Financial Officer, and Treasurer

/s/ GEORGE M. CALHOUN George M. Calhoun	Director

/s/ JAY J. SALKINI Jay J. Salkini	Director

/s/ RONALD W. WHITE Ronald W. White	Director

/s/ DARRELL LANCE MAYNARD Darrell Lance Maynard	Director

/s/ GERALD Y. HATTORI Gerald Y. Hattori	Director

/s/ DANIEL A. SAGINARIO Daniel A. Saginario	Director

/s/ SHIBLIE O. SHIBLIE Shiblie O. Shiblie	Director

AIRNET COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AirNet Communications Corporation

Melbourne, Florida

We have audited the accompanying balance sheet of AirNet Communications Corporation (the “Company”) as of December 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirNet Communications Corporation at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

BDO Seidman, LLP

West Palm Beach, Florida

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AirNet Communications Corporation

We have audited the accompanying balance sheet of AirNet Communications Corporation (the Company) as of December 31, 2003 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2, the accompanying financial statements as of and for the year ended December 31, 2003 have been restated.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 5, 2004 (March 22, 2005 as to the effects of the 2003 restatement discussed in Note 2)

AIRNET COMMUNICATIONS CORPORATION

BALANCE SHEETS

	As of December 31,
	2004	2003
		(as restated, see Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,956,670	$5,060,471
Accounts receivable - net of allowance for doubtful accounts of $325,000 and $275,000 in 2004 and 2003, respectively	3,227,965	2,185,738
Accounts receivable - related party	2,995,241	1,663,278
Inventories	9,960,142	11,687,150
Notes receivable	—	256,564
Prepaid expenses	627,422	837,780
Other	278,210	423,757

TOTAL CURRENT ASSETS	23,045,650	22,114,738

PROPERTY AND EQUIPMENT
Test equipment and other	13,717,952	13,230,872
Computer equipment	5,937,491	5,874,474
Software	3,555,704	3,459,335
Office equipment, furniture, and fixtures	661,118	654,802
Leasehold improvements	920,010	918,700

	24,792,275	24,138,183
Accumulated depreciation and amortization	(21,126,528)	(18,584,993)

PROPERTY AND EQUIPMENT, NET	3,665,747	5,553,190

OTHER ASSETS
Deposits	70,998	70,603
Software development and licensing	2,116,712	2,174,156
Other long-term assets	90,014	144,022

TOTAL OTHER ASSETS	2,277,724	2,388,781

TOTAL ASSETS	$28,989,121	$30,056,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,151,126	$2,622,159
Current portion of capital lease obligations	4,540	65,255
Customer deposits	1,437,500	2,080,767
Deferred revenues	324,712	574,374
Other accrued expenses	2,219,335	3,459,068

TOTAL CURRENT LIABILITIES	7,137,213	8,801,623

LONG-TERM LIABILITIES
Long-term debt, net of discount - related parties	30,939	3,797
Interest on long-term debt - related parties	753,973	429,357
Long-term accounts payable	—	69,327
Capital lease obligations less current portion	—	4,540
Other long-term liabilities	209,007	187,896

TOTAL LONG-TERM LIABILITIES	993,919	694,917

TOTAL LIABILITIES	8,131,132	9,496,540

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common Shares, $.001 par value, 400,000,000 shares authorized, 12,472,685 and 4,868,079 issued and outstanding at December 31, 2004 and December 31, 2003, respectively	12,473	4,868
Additional paid-in capital	286,171,794	269,227,773
Accumulated deficit	(259,112,478)	(232,923,606)
Deferred stock-based compensation	(6,108,770)	(15,643,836)
Notes receivable - former officer	(105,030)	(105,030)

TOTAL STOCKHOLDERS’ EQUITY	20,857,989	20,560,169

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$28,989,121	$30,056,709

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended December 31,
		(as restated, see Note 2)
	2004	2003	2002
REVENUES
Equipment Revenues	$15,698,952	$9,629,693	$21,076,611
Services Revenues	4,900,952	6,155,213	1,949,471

Total Net Revenues	20,599,904	15,784,906	23,026,082

COST OF REVENUES
Equipment Cost of Revenues	11,919,139	7,729,127	16,328,544
Services Costs of Revenues	2,681,124	3,415,232	1,086,878
Write-down of excess and obsolete inventory	200,000	384,444	144,700

Total Cost of Revenues	14,800,263	11,528,803	17,560,122

GROSS PROFIT	5,799,641	4,256,103	5,465,960

OPERATING EXPENSES *:
Research and development	12,304,104	9,207,621	12,543,815
Sales and marketing	3,055,940	2,583,523	5,432,134
General and administrative	9,369,747	6,405,539	3,039,470
Gain on vendor settlement	—	—	(703,618)

Total Operating Expenses	24,729,791	18,196,683	20,311,801

LOSS FROM OPERATIONS	(18,930,150)	(13,940,580)	(14,845,841)

OTHER (EXPENSE) INCOME
Interest income	109,022	119,836	443,079
Amortization expense on discount of convertible debt	(6,027,142)	(3,797)	—
Interest charged on convertible debt	(1,324,616)	(429,357)	—
Other interest expense	(28,373)	(187,153)	(11,162)
Loss on disposal of fixed assets	—	(205)	(1,660)
Other, net	12,387	4,316	(32,546)

TOTAL OTHER (EXPENSE) INCOME	(7,258,722)	(496,360)	397,711

NET LOSS	(26,188,872)	(14,436,940)	(14,448,130)

ACCRETION OF DISCOUNT - REDEEMABLE PREFERRED STOCK	—	—	(7,494,788)
PREFERRED DIVIDENDS	—	—	(2,400,000)
CONVERSION INDUCEMENT (NON-CASH)	—	(7,895,254)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(26,188,872)	$(22,332,194)	$(24,342,918)

WEIGHTED AVERAGE SHARES OUTSTANDING-USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	6,937,749	3,330,457	2,382,291

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS- BASIC AND DILUTED	$(3.77)	$(6.71)	$(10.22)

*	Operating expenses include non-cash stock compensation expenses of $9,168,148, $3,628,081 and $248,496 for the years ended December 31, 2004, 2003, and 2002, respectively.

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Preferred Stocks		Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Note Receivable- Officer and Former Officer	Total
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 31, 2001	—	$—	2,378,987	$2,379	$223,051,016	$(204,038,536)	$(354,754)	$(291,617)	$18,368,488

Exercise of common stock options	—	—	6,131	6	17,269	—	—	—	17,275
Forfeiture of common stock options	—	—	—	—	(32,339)	—	32,339	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	248,496	—	248,496
Accretion of issuance costs and discounts	—	—	—	—	(1,630,938)	—	—	—	(1,630,938)
Accretion of remaining beneficial discount	—	—	—	—	(5,863,850)	—	—	—	(5,863,850)
Note Receivable from officer	—	—	—	—	—	—	—	7,630	7,630
Recharacterization of redeemable preferred stock	955,414	25,338,319							25,338,319
Accretion of cumulative preferred dividends		2,000,000			(2,000,000)	—			—
Net loss	—	—	—	—	—	(14,448,130)			(14,448,130)

BALANCE DECEMBER 31, 2002	955,414	27,338,319	2,385,118	2,385	213,541,158	(218,486,666)	(73,919)	(283,987)	22,037,290
Conversion of Series B Preferred	(955,414)	(27,338,319)	1,910,828	1,911	27,336,408				—
Inducement to convert Series B			462,534	463	(1,000,463)				(1,000,000)
Discount on convertible long-term debt - related parties					10,000,000	—	—	—	10,000,000
Exercise of common stock options	—	—	23,220	23	104,467	—	—	—	104,490
Exercise of Warrants	—	—	86,379	86	(86)	—	—	—	—
Deferred stock based compensation	—	—	—	—	19,246,289	—	(19,246,289)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	3,676,372	—	3,676,372
Note Receivable from officer	—	—	—	—	—	—	—	178,957	178,957
Net loss	—	—	—	—	—	(14,436,940)		—	(14,436,940)

BALANCE DECEMBER 31, 2003 (as restated, see Note 2)	—	—	4,868,079	4,868	269,227,773	(232,923,606)	(15,643,836)	(105,030)	20,560,169
Discount on convertible long-term debt - related parties	—	—	—		5,000,000	—	—	—	5,000,000
Exercise of common stock options	—	—	181,263	182	83,416	—	—	—	83,598
Exercise of Warrants	—	—	129,872	130	17,578	—	—	—	17,708
Deferred stock-based compensation	—	—	—	—	265,278	—	(265,278)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	9,341,992	—	9,341,992
Private Placement, net of offering costs	—	—	606,061	606	5,042,788	—	—	—	5,043,394
Note and interest conversion to common stock	—	—	6,687,410	6,687	6,993,313	—	—	—	7,000,000
Forfeiture of common stock options	—	—	—	—	(458,352)	—	458,352	—	—
Net loss	—	—	—	—	—	(26,188,872)	—	—	(26,188,872)

BALANCE DECEMBER 31, 2004	—	$—	12,472,685	$12,473	$286,171,794	$(259,112,478)	$(6,108,770)	$(105,030)	$20,857,989

See notes to financial statements

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

	2004	2003	2002
		(as restated, see Note 2)
OPERATING ACTIVITIES

Net loss	$(26,188,872)	$(14,436,940)	$(14,448,130)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,937,078	2,977,118	3,374,563
Amortization of deferred stock-based compensation	9,341,992	3,676,372	248,496
Provision for losses on (recovery of) accounts and notes receivable	150,000	(325,000)	(1,545,416)
Loss on disposal of fixed assets	—	205	1,660
Write down for inventory obsolescence	200,000	384,444	144,700
Gain on vendor settlements	—	—	(703,618)
Amortization expense on discount of convertible debt	6,027,142	3,797	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(935,663)	(432,643)	6,803,150
Accounts receivable - related party	(1,331,963)	(1,577,467)	759,475
Inventories	1,326,338	2,339,833	7,267,369
Prepaid expenses	210,358	(82,547)	159,212
Other current assets	145,547	(116,438)	413,881
Deposits	(395)	10,830	208,378
Software development and licenses	(338,099)	(147,250)	—
Other long-term assets	54,008	(100,983)	—
Accounts payable	459,640	(910,154)	(2,940,635)
Customer deposits	(643,267)	1,979,471	(446,649)
Deferred revenue	(249,662)	(828,477)	(1,234,852)
Other accrued expenses	(1,239,733)	(181,081)	780,493
Accrued interest on long-term debt and other	1,345,727	596,685	20,568

Total adjustments	17,459,048	7,266,715	13,310,775

NET CASH USED IN OPERATING ACTIVITIES	(8,729,824)	(7,170,225)	(1,137,355)

INVESTING ACTIVITIES
Cash paid for acquisition of capital assets	(453,422)	(217,803)	(217,137)
Proceeds from the disposal of fixed assets	—	—	179,262

NET CASH USED IN INVESTING ACTIVITIES	(453,422)	(217,803)	(37,875)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable to related parties	5,000,000	10,000,000	—
Net proceeds from issuance of common stock	5,144,700	104,490	17,275
Inducement payment to Series B investors	—	(1,000,000)	—
Net proceeds from notes receivable issued to officers	—	221,997	7,630
Principal payments on capital lease obligations	(65,255)	(83,466)	(345,843)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,079,445	9,243,021	(320,938)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	896,199	1,854,993	(1,496,168)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,060,471	3,205,478	4,701,646

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,956,670	$5,060,471	$3,205,478

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,263	$39,792	$11,162
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations	—	83,630	37,034
Reclass of accounts payable to long-term accounts payable	(69,327)	69,327	800,496
Conversion of long-term debt to common stock	6,000,000	—	—
Conversion of accrued interest on long-term debt to common stock	1,000,000	—	—
Reclassification from common stock to additional paid in capital to reflect reverse stock split effected on December 9, 2004	86,460	43,813	21,405

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

1. NATURE OF OPERATIONS, BUSINESS OPERATIONS AND GOING CONCERN

Nature of Operations—AirNet Communications Corporation (the Company or AirNet) is engaged in the design, development, manufacture, and installation of broadband, software-defined base stations, base station controllers, and related wireless infrastructure components for wireless telecommunications in the Global Systems for Mobile Communications (GSM) market. This product and service line represents the Company’s one reportable segment as defined by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company was founded in 1994 and is incorporated in the State of Delaware.

Business Operations and Going Concern—The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of December 31, 2004, had an accumulated deficit of $259.1 million. Cash used in operating activities and to fund capital expenditures for the years ended December 31, 2004 and 2003 was $9.2 million and $7.4 million, respectively. The Company expects to have a net operating loss in 2005. At December 31, 2004, the Company’s principal source of liquidity was $6.0 million of cash and cash equivalents and the final $1.0 million installment payment associated with the Securities Purchase Agreement (Purchase Agreement), which the Company received on March 3, 2005 (see Note 9). Such conditions raise substantial doubt that the Company will be able to continue as a going concern. As of March 9, 2005 the Company’s cash balance was $5.1 million and during the year to date (March 9, 2005), the Company received an additional $4.2 million in new orders, in addition to the contract backlog at December 31, 2004 of $1.8 million. The Company’s current 2005 operating plan projects that cash available from planned revenue combined with the $5.1 million cash on hand at March 9, 2005 may be adequate to defer the requirement for new funding until the second half of 2005. There can be no assurances that financing can be secured at a reasonable cost, if at all.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by its weak capital structure. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with three customers accounting for 71% of the revenue for 2004), ability to address large customer expectations and product defects, ability to design new products, the erosion of product prices, the ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company’s increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that the Company will be required to discontinue operations if we are unable to obtain additional funding or dramatically reduce its expenditures which would significantly reduce the Company’s ability to compete. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. The Company has limited cash resources and therefore must reduce its negative cash flows or secure additional funding in the near term to continue operations. Obtaining additional funding would require the approval of our senior note holders, and would likely be subject to additional conditions, and there can be no assurances that the Company will be able to find such financing even if our senior debt holders would permit it. Likewise, there can be no assurances that the Company will succeed in achieving its goals and failure to do so in the near term will have a material adverse effect on the Company’s business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize our capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully the debt to the holders, in accordance with Securities Purchase Agreement described in Note 9, or to any other holders. Accordingly, should the Company file for bankruptcy, there is no assurance that its stockholders would receive any value.

The Company has engaged a financial advisor to assist us in identifying and evaluating strategic business options. The Company’s options, but are not limited to, i) seeking strategic partners and/or strategic investors and ii) a business combination or acquisition.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Considering the uncertainty regarding the Company’s ability to materially increase revenue or significantly reduce expenses, our cash requirements for 2005 will likely exceed available cash resources. As a result of this condition, management is continuing to evaluate private equity (PIPE) funding options.

No assurance can be given that additional financing will be available to us on acceptable terms, or at all.

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

Reverse Stock-Split - On December 9, 2004, we effected a 1 - for - 10 reverse stock split (the reverse stock split) in which stockholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each ten shares of common stock outstanding on the record date, December 8, 2004. All share and per share amounts presented in the financial statements have been adjusted to give retroactive affect to the reverse stock split.

Vulnerability Due to Certain Concentrations and Other Risks—The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable; hence, the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are billed as contractual milestones are met, including deposits of up to 50% of the contracted amount at the inception of the contract. However, collection of the entire amounts due under the Company’s contracts to date have lagged behind shipment of products due to the substantial time period between shipment and the fulfillment of post-shipment contractual obligations. As of December 31, 2004 and 2003, the total due from two customers represented 82% and 61%, respectively, of accounts and notes receivable. Historically, these two accounts have proven to be collectible.

The Company’s customers include cellular service providers and companies providing products to cellular service providers. The Company’s sales to customers in the United States are subject to the regulations imposed by the U.S. Federal Communications Commission. Sales outside the United States commenced in 2000 and its revenue from direct sales to international customers totaled approximately $0.03 million, $0.3 million and $6.7 million in 2004, 2003, and 2002, respectively. In addition revenues from OEM sales for international deployments were $7.7 million, $6.3 million and $11.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

We maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and management believes the risk related to these deposits is minimal.

Long-Lived Assets—The Company periodically reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest) attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is required to be recognized. The amount of the loss is measured by the difference between the asset carrying value and its fair value. No impairment losses were recorded in 2004, 2003, or 2002.

Comprehensive Income (Loss)—Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. There were no changes in equity during the years presented herein exclusive of investments by owners and losses from operations. As such, the comprehensive loss for all periods presented is equal to the amount shown on the statement of operations as net loss attributable to common stockholders.

Stock-Based Compensation—In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123) to require prominent disclosure in annual financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure only provisions of Statement 123 and continues to measure compensation costs for stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is not recognized on a stock option when, upon the grant date, the exercise price is the same as the market price. A stock option is considered compensatory if the exercise price of the option is less than the fair market value of the stock on

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

the measurement date, which is the date all terms of the grant are finalized (normally the grant date). The intrinsic value of an option is the excess of the fair market value of the underlying stock over the exercise price of the options, which the Company recognizes using the straight-line method over the vesting period of the options.

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the year ended December 31
		(as restated)
	2004	2003	2002
Net loss attributable to common stock, as reported	$(26,188,872)	$(22,332,194)	$(24,342,918)
Add: Stock-based employee compensation expense included in reported net loss	9,341,992	3,676,372	248,496
Deduct: Pro forma fair value stock compensation expense	(9,453,548)	(3,625,372)	(1,558,554)

Pro forma net loss attributable to common stock	(26,300,428)	$(22,281,194)	$(25,652,976)

Net loss per share attributable to common stockholders—basic and diluted, as reported	$(3.77)	$(6.71)	$(10.22)

Net loss per share attributable to common stockholders—basic and diluted, pro forma	$(3.79)	$(6.69)	$(10.77)

Refer to “Recent Accounting Pronouncements” below for discussion on potential future impact due to a revision in Statement 123.

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

Inventory—Inventory is valued at the lower of cost (determined by the first-in, first-out basis) or market. Inventory items considered to be slow moving or obsolete are written down to their estimated net realizable value. Finished goods delivered to customers are recorded in inventory until the related revenue is recognized.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Assets held under capital leases and leasehold improvements are amortized over the life of the related leases.

Capitalized Software Development Costs—In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (Statement 86), the Company capitalizes the costs associated with internally developed software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product’s release, and research and development performed as contractual requirements are charged to operations. The costs of capitalized software development are amortized over the estimated useful lives of the product.

Revenue Recognition— Revenue from product sales is recognized after delivery, after determination that the fee is fixed and determinable and collectibility is probable, and after resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. While a customer has the right to reject and return a product, none of the Company’s contracts contain a contractual right of refund. If a product is rejected, the Company’s sole contractual obligation is to repair or replace the product. Customer acceptance is a two-step process: conditional acceptance and final acceptance. Contractual payments are due when each of these milestones has been reached. Although the Company has never failed to achieve acceptance, such a failure would not entitle the customer to a refund but rather the Company, in such an event, would be obliged to diligently resolve the conditions preventing acceptance.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Revenue is recognized on product sales to OEMs when title to the product passes to the OEM, which typically occurs at the point of shipment.

The Company recognizes revenue from service agreements on a straight-line basis unless its obligation is fulfilled in a different pattern, over the contractual term of the arrangement.

Revenue on certain long-term contracts is recognized on a percentage of completion basis. The cost incurred to date is taken as a percentage of the estimated cost at completion and this percentage is used to compute revenue on an inception-to-date basis.

Warranty and Customer Support— We offer one year warranties for the products that we sell which generally provides for a basic limited warranty, including parts and labor for any product deemed to be defective. Actual warranty costs are charged to expense as incurred. Generally, we estimate future warranty costs based largely on the ratio of historical warranty costs in relation to revenue recognized in the corresponding period. The resulting liability is reviewed on a quarterly basis and adjusted accordingly. Factors that may affect the warranty liability include the number of products sold and historical and anticipated warranty claims.

Research and Development Expenses—Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. These expenses include continued product development and engineering support costs for test development and technical services.

Income Taxes—The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change in the rate is enacted. A valuation allowance is established for the amount of deferred tax assets which are not considered more likely than not to be realized.

Recent Accounting Pronouncements—In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement is effective for the first interim period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS 123(R): the modified-prospective transition method and the modified-retrospective transition method and has yet to determine what effect the adoption of this statement will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It is effective for fiscal years beginning after June 15, 2004 and is not expected to have a material impact on the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The amendment eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged unless the exchange does not have commercial substance. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company.

Loss Per Share—Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (refer to “Reverse Stock-Split” above). Net loss attributable to common stockholders is computed by adding dividends accrued but unpaid and accretion of discounts on cumulative preferred stocks to the net loss reported. Diluted net loss per share equals basic net loss per share for all periods reported since potential common shares are anti-dilutive. A reconciliation of the components used in computing basic and diluted net loss per share follows:

	YEARS ENDED DECEMBER 31,
		(as restated)
	2004	2003	2002
Net loss	$(26,188,872)	$(14,436,940)	$(14,448,130)

Plus Series B cumulative preferred dividends	—	—	(2,400,000)
Plus accretion of discounts on redeemable preferred stock	—	—	(7,494,788)
Plus Series B conversion expense	—	(7,895,254)	—

Net loss attributable to common stockholders	$(26,188,872)	$(22,332,194)	$(24,342,918)

Weighted average common shares outstanding	6,937,749	3,330,457	2,382,291
Net loss per share attributable to common stockholders, basic and diluted	$(3.77)	$(6.71)	$(10.22)

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

For the above-mentioned periods, the Company had securities outstanding that may have increased the loss per share but were excluded from the computation of diluted net loss per share in the periods presented since their inclusion would have been anti-dilutive. The potential number of common shares into which these outstanding securities were convertible is as follows:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Convertible preferred stock	—	587,947		955,414
Convertible debt (including accrued interest)	11,161,936	3,533,328		—
Outstanding options	1,807,209	23,646		39,998
Warrants	23,122	85,329		—

Total	12,992,267	4,230,250		995,412

Weighted average conversion price of debt	$1.047	$1.071	$
Weighted average exercise price of options	$0.24	$4.50		$4.50
Weighted average exercise price of warrant	$4.30	$4.30		$33.10

The number of convertible securities listed above represents an average for the fiscal years.

The number of shares issued and outstanding and potentially dilutive convertible securities outstanding were as follows:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Shares issued and outstanding	12,472,685	4,868,079	2,385,118
Convertible securities:
Convertible preferred stock	—	—	955,414
Convertible debt including accrued interest	9,318,401	9,785,257	—
Outstanding exercisable options	963,645	78,658	145,592
Outstanding exercisable warrants	324,232	190,451	—

Total issued and outstanding shares and shares issuable upon exercise or conversion	23,078,963	14,922,445	3,486,124

The shares listed above, for the year ended December 31, 2004, exclude an additional 955,345 shares underlying the final $1.0 million installment on the senior secured convertible notes, received March 3, 2005 (see note 9) and an additional 1,045,279 shares for unvested options. The shares issuable upon the conversion of interest accrued on the convertible debt subsequent to December 31, 2004 are not included in this calculation and would be an additional impact.

Reclassifications—Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation.

2. RESTATEMENT

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, the Company determined that the discount resulting from the beneficial conversion feature in the senior convertible notes issued in 2003 (See Note 9) should have been amortized over the life of the note to comply with FASB Emerging Issues Task Force (EITF) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance with of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, which had been amended by EITF 00-27.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Effect of the restatements on select amounts

(per share information reported on a post 1 for 10 reverse stock split effected in December 2004)

	As Originally Reported	As Restated
	(in thousands, except for per share amount)
As of December 31, 2003
Long-term debt - related parties	$10,000.0	$3.8
Stockholders’ equity	10,564.0	20,560.2

Year ended December 31, 2003
Non-cash debt conversion interest charge	10,000.0	—
Amortization expense on discount of convertible debt	—	3.8
Net loss attributable to common shareholders	32,328.4	22,332.2
Loss per share	9.71	6.71

3. INVENTORIES

	AS OF DECEMBER 31,
	2004	2003
Raw Materials	$7,474,169	$8,808,527
Work in Process	1,405,765	1,780,434
Finished Goods.	1,080,208	1,098,189

	$9,960,142	$11,687,150

4. ACCOUNTS AND NOTES RECEIVABLE

At December 31, 2004, two customers’ accounts receivable balances represented 82.1% of the net carrying amount of accounts receivable, a significant concentration of credit risk. As of December 31, 2004, $2.3 million of the balance carried by these two customers was past due. This past due amount was paid as of February 15, 2005.

Provision for doubtful accounts and notes receivable amounted to $153,463, $200,027 and $1,054,584 for the years ended December 31, 2004, 2003, and 2002, respectively. Notes and accounts receivable recoveries totaled $0, $500,000 and $1,200,000 in 2004, 2003 and 2002, respectively. In addition there were charge offs of receivables balances in the amount of $103,463 and $625,027 during the years ended December 31, 2004 and 2003, respectively, and a reversal of the allowance for notes receivable of $1,400,000 in 2002. The allowance for doubtful accounts and notes receivable of $325,000 at December 31, 2004 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

The chart below (in $millions) details the change in the allowance for doubtful accounts for the following periods:

	Accounts Receivable	Notes Receivable
Balance 12/31/01	$3.4	$1.4
Provision for bad debts	1.1	—
Reversal**	—	(1.4)
Recoveries**	(1.2)	—
Chargeoffs	(2.1)	—

Balance 12/31/02	1.2	—
Provision for bad debts	0.2	—
Recoveries **	(0.5)	—
Chargeoffs	(0.6)	—

Balance 12/31/03	0.3	—

Provision for bad debts	.15	—
Recoveries **	—	—
Chargeoffs	(.10)	—

Balance 12/31/04	$0.3	$—

**	Recoveries and reversal due to payment of account.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

5. SOFTWARE DEVELOPMENT AND LICENSING

	AS OF DECEMBER 31,
	2004	2003
Software development and licensing costs	$2,533,874	$2,195,775
Less: Accumulated amortization	417,162	21,619

Software development and licensing costs, net	$2,116,712	$2,174,156

Software development and licensing costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software which has been integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as certain Company development milestones are reached. The total amount paid under this agreement was approximately $1.1 million at December 31, 2004. The remaining balance of approximately $0.4 million in licensing and first year maintenance fees are payable as certain specified milestones are reached, with payments expected in 2005. During the second quarter of 2004, the Company began marketing the EDGE software and therefore commenced amortizing this product over its five-year estimated useful life. Accumulated amortization at December 31, 2004 and related amortization expense for the year ended December 31, 2004 was $124,000. In addition to the licensing fees and non-recurring engineering fees paid, royalties will be payable on a per EDGE enabled base station basis. The Company deployed its first EDGE enabled base stations during January 2005.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003, at which point, recognition of amortization commenced using a straight-line method over a five-year estimated useful life. Amortization expense for the years ended December 31, 2004 and 2003 was $259,000 and $22,000, respectively and accumulated amortization at December 31, 2004 and 2003 $281,000 and $22,000, respectively. In addition to the $1.3 million of software costs, a licensing fee of $1.2 million is payable 30 days following the shipment of the 100th Super Capacity base station; and royalties are payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 Super Capacity base stations. As of December 31, 2004, the Company has shipped 7 Super Capacity base stations.

The third agreement pertains to a license buy-out for a supplement to the Company’s EDGE software during 2004. The total amount paid under this agreement was $103,000, which represents a one-time license fee. No royalties are due under this agreement. This supplement is currently integrated into the Company’s base station product line and therefore being amortized over a five-year estimated useful life. Accumulated amortization at December 31, 2004 and amortization expense for the year ended December 31, 2004 was $12,000.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2005	$509,000
2006	509,000
2007	509,000
2008	487,000
2009	103,000

$2,117,000

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

6. OTHER ACCRUED EXPENSES

	AS OF DECEMBER 31,
	2004	2003
Payroll expenses	$1,250,662	$1,912,623
Estimated warranty obligation	318,475	840,179
Software licenses and royalty fees	412,617	164,500
Professional services	86,553	178,510
Other	151,028	363,256

	$2,219,335	$3,459,068

7. SERIES G BRIDGE FINANCING

Through a private placement in June and July 1999, the Company issued $6,338,187 of securities comprised of convertible promissory notes (1999 Bridge Notes) with attached warrants (the Bridge Warrants). As of September 16, 1999, the carrying value and accrued interest on the 1999 Bridge Notes totaling $6,485,985 was converted into Series G senior voting convertible preferred stock, which was subsequently converted into Company common stock during 1999.

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 51,834 shares of common stock were issued in June and August 1999 at an exercise price of $36.70 per share. In August 2003, the number of shares that could be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s consummation of the Securities Purchase Agreement with convertible debt at an effective conversion price of $1.081 per share. As a result of this adjustment, there were warrants to purchase 370,870 shares at an exercise price of $4.30 per share. (See Note 9). During 2003 there were cashless exercises of 180,419 warrants resulting in the issuance of 85,329 shares of the Company’s common stock. During 2004 there were cashless exercises of 177,632 warrants and cash exercises of 4,118 warrants resulting in the total issuance of 129,872 shares of the Company’s common stock. As of December 31, 2003 and 2004, warrants to purchase 190,451 and 8,701 shares of common stock, respectively, were outstanding at an exercise price of $4.30 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES B PREFERRED)

On May 16, 2001, the Company issued 955,414 shares of Series B redeemable convertible preferred stock to three existing stockholders at $31.40 per share for a total face value of $30 million. The Series B redeemable convertible preferred stock were recorded in the initial amount of $15,307,506 (face value of $30 million less issuance costs of $418,610 and the fair value totaling $14,273,884 of detachable warrants and of the beneficial non-detachable conversion feature discussed below.) The stock was redeemable at the option of the holder, at any time after May 31, 2006 by the Company out of funds legally available for such purposes and initially each preferred share was convertible, at any time, into one (ten, pre-reverse stock split of December 9, 2004) share(s) of common stock. Holders of preferred stock were entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively to elect two members of the Board of Directors. Upon liquidation of the Company, or if a majority of the preferred stockholders agreed to treat a change in control or a sale of all or substantially all of the Company’s assets (with certain exceptions) as a liquidation, the preferred stockholders were entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders.

In connection with this preferred stock offering, the Company issued detachable warrants to purchase 286,624 shares of common stock for $31.40 per share. The warrants expire on May 14, 2011 and we recorded in additional paid-in capital at their estimated fair value of $7,136,942, resulting in a like amount of discount on the preferred stock. The discount was being amortized using the effective interest method over the preferred stock redemption period.

An additional discount for $7,136,942, related to the intrinsic value of the beneficial conversion feature embedded in the preferred stock was also recorded as additional paid-in capital, after valuation of the warrants issued. The discount was recorded as an offset to the preferred stock and was being amortized over the preferred stock redemption period.

        Effective October 31, 2002, the holders of all of the Company’s Series B redeemable convertible preferred stock irrevocably and permanently waived the right of optional redemption applicable to the Series B Preferred Stock as well as the right to treat a specific proposed Sale of the Corporation as a Liquidation Event, as defined, to the extent that such treatment would entitle the Series B Holders to receive their liquidation amount per share in a form different from the consideration to be paid to holders of the Company’s common stock in connection with such sale of the Corporation. As a result of the irrevocable removal of the redemption feature associated with the Series B preferred stock, the Company reclassified the Series B preferred stock to stockholders’ equity in the 2002 balance sheet. Also as a result of the waiver of the redemption right, dividends accrued but not declared of $400,000 after October 31, 2002 for the Series B Preferred Shares were not included in the carrying value of the Preferred Stock.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

On June 19, 2003, as a condition to the Investment under the Securities Purchase Agreement (Purchase Agreement) (see Note 9) and contingent upon its closing, the holders of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock), SCP II, Tandem PCS Investments, L.P. (Tandem) and Mellon Ventures, L.P. (the Series B Holders), agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 1,910,828 shares of common stock at the closing of the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 462,534 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock but excluding the Series G Bridge Warrants) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Preferred Stock expired. In addition, the holders of the Series B Preferred Stock agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Purchase Agreement. Accordingly, at the closing of the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled and no further dividends have been or will be recorded by the Company related to the Series B Preferred Stock. As of August 14, 2003 the Series B preferred convertible stock was converted into 1,910,828 shares of common stock at a conversion price of $15.70 per share.

9. SECURITIES PURCHASE AGREEMENT TRANSACTION

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

On June 5, 2003, the Company, and the Lenders entered into a Securities Purchase Agreement (Purchase Agreement) for the issuance and sale to the lenders of senior secured convertible notes (the Notes) in the principal amount of $16.0 million (the Investment). Although this security is not registered, the Lenders have demand registration rights. The Notes are collateralized by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the Lenders under the terms and conditions of the Purchase Agreement. The Purchase Agreement was disclosed in an attachment to the Company’s Form 8-K filed on June 9, 2003.

The Company’s stockholders approved the closing of the Investment under the Purchase Agreement on August 8, 2003 and the Purchase Agreement closed on August 13, 2003. On that date, the Company issued Notes of $16.0 million ($4.0 million and $12.0 million to SCP II and TECORE, respectively), which carry an interest rate of 12% per annum, an initial conversion rate of $1.081 and a maturity date of August 13, 2007. Payment of all accrued interest therefrom is deferred until the maturity date. The Notes, inclusive of interest, have voting rights equivalent to the number of shares into which the Notes and accrued interest could be converted at a deemed conversion price of $5.70.

Upon the closing of the Purchase Agreement, the Company immediately received $8.0 million in proceeds ($4.0 million each from SCP II and TECORE) and the principal balance of the Bridge Loans ($6.0 million) was due and paid from the proceeds. The interest accrued on these Bridge Loans was deferred by the Lenders and is due and payable four years from the closing date under the Purchase Agreement. The interest rate at 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of December 31, 2004, the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $27,697. The interest on the Bridge Loans and any accrued interest on this amount is not convertible into shares of common stock.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Pursuant to the Purchase Agreement, the remaining proceeds from the Investment were due from TECORE and scheduled in eight quarterly installments of $1.0 million each, as detailed in the table below:

Source	Amount of Funding	Date Due	Date Received
SCP Private Equity Partners II, LP	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$4,000,000	8/13/03	8/13/03
TECORE, Inc (1).	$1,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	9/30/03	10/8/03
TECORE, Inc.	$1,000,000	12/31/03	1/7/04
TECORE, Inc.	$1,000,000	3/31/04	04/14/04
TECORE, Inc.	$1,000,000	6/30/04	07/09/04
TECORE, Inc.	$1,000,000	9/30/04	09/30/04
TECORE, Inc.	$1,000,000	12/31/04	12/31/04
TECORE, Inc.	$1,000,000	3/31/05	03/03/05

(1)	The first installment payment originally scheduled for June 30, 2003 was received by the Company at the closing of the Purchase Agreement on August 13, 2003; as a result, TECORE’s Note at closing totaled $5 million.

The Notes, inclusive of interest, are convertible, at any time, into shares of the Company’s common stock at an initial conversion price of $1.081, subject to adjustment for certain future dilutive issuances of securities. Such adjustment was necessitated by the exercise of 180,419 and 181,750 Bridge Warrants (described in Note 7) during 2003 and 2004, respectively. The table below details the resulting conversion rates and the ending balances of the Notes (principal and interest) for the periods as indicated:

	As of December 31, 2004		As of December 31, 2003		As of August 13 2003
	Dollars	Underlying Shares	Dollars	Underlying Shares	Dollars	Underlying Shares
Conversion Rate	$1.046743		$1.065823		$1.081000

TECORE
Principal	$7,000,000	6,687,410	$6,000,000	5,629,450	$5,000,000	4,625,347
Accrued Interest	$92,494	88,363	$250,441	234,974	$—	—

SCP Equity Partners II
Principal	$2,000,000	1,910,688	$4,000,000	3,752,967	$4,000,000	3,700,278
Accrued Interest	$661,479	631,940	$178,916	167,866	$—	—

Total
Principal	$9,000,000	8,598,098	$10,000,000	9,382,417	$9,000,000	8,325,625
Accrued Interest	$753,973	720,303	$429,357	402,840	$—	—

Grand Total	$9,753,973	9,318,401	$10,429,357	9,785,257	$9,000,000	8,325,625

The approximate fair value of the notes, excluding giving consideration to potential conversions to common stock, for the years ended December 31, 2004 and 2003 were $9,754,000 and $10,429,000, respectively.

The table below details all conversions of both principal and interest that occurred in the year ended December 31, 2004. No conversions occurred during the year ended December 31, 2003.

Date	Lender	Type	Amount	Conversion Rate	Resulting Shares
4/9/2004	TECORE	Principal	$1,000,000	$1.046743	955,344
9/30/2004	TECORE	Principal	3,000,000	$1.046743	2,866,033
12/27/2004	SCP II	Principal	2,000,000	$1.046743	1,910,689
12/28/2004	TECORE	Interest	1,000,000	$1.046743	955,344

			$7,000,000		6,687,410

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

The accounting treatment of the Notes and the resulting impacts on the financial statements of the Company for the years ended December 31, 2003 and 2004 are as follows:

•	As a result of the beneficial conversion feature embedded in the Notes, which provide for conversion of the Notes into the Company’s common stock at any time, the Company recorded a discount against Long-term debt upon the receipt of proceeds. The discount represents the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. The offset to this discount was credited to Additional Paid-in Capital. The discount is being amortized, using the interest method, from the date of receipt to the date of its maturity (August 13, 2007). Since the inception of the Purchase Agreement, on each of the dates the Company received cash proceeds, the intrinsic value exceeded the cash proceeds received. For each of the years ended December 31, 2003 and 2004, non-cash charges of $3,797 and $6,027,142, respectively were amortized as interest expense.

•	The Notes are classified as Long-term liabilities within the balance sheets in the following amounts:

	AS OF DECEMBER 31,
		(as restated, See Note 2)
	2004	2003
Long-term debt – related parties	$9,000,000	$10,000,000
Less: Discount on long-term debt – related parties	(8,969,061)	(9,996,203)

Long-term debt – related parties, net	$30,939	$3,797

•	Interest expense on the Notes is recorded monthly at the rate of 12% per annum and interest on the outstanding interest under the Bridge Loans will be recorded monthly on a compounded basis at an annual interest rate of 12%. Interest expense on the Notes for the years ended December 31, 2003 and 2004 was $429,357 and $1,324,616, respectively. The balances of related accrued interest were $429,357 and $753,973 as of December 31, 2003 and 2004, respectively.

•	Legal fees of $200,000 were paid on behalf of and split between the two Lenders to reimburse legal expenses incurred as a result of the closing the Security Agreement. Upon payment, in the third quarter of 2003, the fees were capitalized as other long-term assets within the balance sheet and amortization commenced. The fees are being amortized over the life of the Notes (four years).

Events surrounding the closing of the Purchase Agreement and their impact on the financial statements of the Company for the years ended December 31, 2003 and 2004 are as follows:

Effective upon the closing of the Investment under the Purchase Agreement, the Company had amended its stock option plan. Under the amended plan the number of options available for grant was increased to 3,074,299. After the closing of the Purchase Agreement, 2,008,193 options at a strike price of $0.10 per share were issued to employees. This included options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement. The granting of the non-qualified stock options to employees will cause a non-cash charge to the earnings of the Company of $19.1 million amortized ratably over the two-year vesting period ending in September 2005. The non-cash amortization of these grants during the years ended December 31, 2003 and 2004 was approximately $3.7 million and 9.3 million, respectively (See Note 10).

On June 19, 2003, as a condition to the Investment under the Purchase Agreement and contingent upon the closing of the Investment under the Purchase Agreement, the holders of the Company’s Series B Preferred Stock, agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 1,910,828 shares of common stock (see Note 8) at the closing of the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 462,534 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock but excluding the Series G Bridge Warrants) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Preferred Stock expired. In addition, the Series B Holders agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Purchase Agreement. Accordingly, at the closing of the Investment under the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled and no further dividends have been or will be recorded by the Company related to the Series B Preferred Stock. As of August 14, 2003 the Series B Preferred Stock was converted into 1,910,828 shares of common stock at a conversion price of $15.70 per share.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

As a result of the payment of stock and cash to the Series B Preferred Holders in the negotiated conversion of the Series B Preferred Stock into shares of common stock, the Company recorded a non-cash inducement charge of approximately $7.9 million to net loss attributable to common stockholders during the third quarter of 2003. Additionally, cash inducements of $500,000 paid to each Tandem and Mellon as an inducement for them to convert their shares of Series B Preferred Stock into common stock was charged to additional paid-in capital during the third quarter of 2003.

As of December 31, 2004, there were a total of 12,472,685 shares of common stock outstanding with 9,318,401 shares issuable upon conversion of the principal amount of the Notes and related accrued interest. The 9,318,401 shares and other shares issuable upon conversion of such additional principal and accrued interest are excluded from the fully diluted loss per share calculation, as their inclusion would be anti-dilutive.

TECORE and SCP II entered into a Voting Agreement, in which each agreed, among other things, to vote all shares issuable upon conversion of the Notes and shares of common stock owned by them for their respective nominees to the Board of Directors and to maintain a Board of Directors of a certain size.

TECORE is a supplier of switching equipment to the Company. At December 31, 2004, TECORE held approximately 30.7% of the outstanding shares of the Company’s common stock (or 55.1% assuming conversion of the TECORE Note, inclusive of accrued interest, and assuming no conversion of the SCP II Note) and beneficially owned approximately 35.7% of the voting power of the Company (the Company’s largest single voting block). TECORE was the Company’s largest customer, based on revenues (37.6%), during the year ended December 31, 2004 and at December 31, 2004 owed the Company 45.2% of the Company’s net accounts receivable balance. At December 31, 2004, SCP II held approximately 15.3% of the outstanding shares of the Company’s common stock (or 29.7% assuming conversion of the SCP II Note, inclusive of accrued interest, and assuming no conversion of the TECORE Note) and beneficially owned approximately 16.8% of the voting power of the Company. Two of the directors of the Company’s are affiliates of TECORE; however, TECORE can appoint four board seats per the Purchase Agreement. As of December 31, 2004, TECORE’s appointees to the board were comprised of two affiliates and two independent non-affiliates.

10. STOCK-BASED COMPENSATION PLANS

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

Effective September 1, 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan), which amended and restated the 1994 Stock Option and the 1996 Independent Director Stock Option Plan. The 1999 Plan initially provided for the issuance of a maximum of 320,684 shares of common stock pursuant to the grant of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, directors, and independent contractors. In the event of a change in control, as defined, two years of pending vesting, as to all stock options issued and outstanding, will be accelerated for all option holders.

Effective upon the closing of the Investment under the Purchase Agreement, the Company amended its stock option plan. Under the amended plan the number of options available for grant was increased to 3,074,299. After the closing of the Investment, 2,008,193 options at a strike price of $0.10 per were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement. The granting of the non-qualified stock options to employees will have a non-cash impact to the earnings of the Company of $19.1 million amortized ratably over the two-year vesting period ending in September 2005. The amortization of these grants during the year ended December 31, 2004 and 2003, was approximately $9.3 million and $3.7 million, respectively. In January 2004, as a result of the change of control that occurred when the additional $1.0 million payment on the Securities Purchase agreement was made, the vesting on all options outstanding prior to August 13, 2003 accelerated.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

The following table summarizes option activity for the years ended December 31, 2004, 2003, and 2002:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2001	246,720	$0.66	$578.75	49.70
Granted	13,074	5.00	40.00	14.44
Terminated	(14,205)	4.50	565.00	52.52
Exercised	(6,131)	0.66	33.19	2.82

Outstanding at December 31, 2002	239,458	5.00	556.25	48.46
Granted	2,038,193	0.10	0.10	0.10
Terminated	(46,213)	0.10	556.25	56.24
Exercised	(23,220)	0.45	0.45	0.45

Outstanding at December 31, 2003	2,208,218	0.10	397.50	4.11
Granted	51,459	1.10	1.10	1.10
Terminated	(69,487)	0.10	397.50	91.21
Exercised	(181,263)	0.10	6.10	0.65

Outstanding at December 31, 2004	2,008,927	$0.10	$397.50	$4.24

For options outstanding and exercisable at December 31, 2004, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
PRICE RANGE	NUMBER	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
$0.10 - $4.40	1,859,315	8.7 years	$0.13	826,529	$0.10
4.50 – 10.00	64,695	6.9 years	4.75	62,095	4.63
10.10 – 25.00	20,873	4.5 years	22.61	20,665	22.67
25.10 - 50.00	33,509	6.1 years	46.67	24,446	46.86
50.10 – 397.50	30,535	5.3 years	194.33	29,910	197.24

	2,008,927	8.5 years	$4.24	963,645	$8.18

The outstanding options expire at various dates through December 2014. At December 31, 2004, 2003, and 2002 a total of 963,645, 146,135 and 145,592 shares were exercisable respectively, with a weighted average exercise price of $8.18, $45.80 and $41.10 per share, respectively. The weighted average remaining contractual life of options at December 31, 2004 with exercise prices ranging from $0.10 to $397.50 is 8.5 years. The weighted average fair value of the options issued for the years ended December 31, 2004, 2003 and 2002 is $5.65, $9.40 and $7.60, respectively.

The weighted average exercise prices and grant date fair values of options whose exercise price equal, or are less than, the market price on the grant date are as follows for the years ended December 31:

	2004		2003		2002
	EXERCISE PRICE	FAIR VALUE	EXERCISE PRICE	FAIR VALUE	EXERCISE PRICE	FAIR VALUE
OPTIONS ISSUED:
Less than market price	$1.10	$5.65	$0.10	$9.40	—	—
Equal market price	—	—	—	—	$8.50	$7.60
Greater than market price	—	—	—	—	$40.00	$10.80

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

At December 31, 2004, a total of 760,106 shares of the Company’s common stock were available for future grants of stock options.

Total compensation expense for options issued at an exercise price below fair value at the date of grant was $9,341,992, $3,676,372 and $248,496 for the years ended December 31, 2004, 2003 and 2002, respectively. Stock-based compensation expense is recognized on a straight-line method over the vesting period of the options.

Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the following assumptions:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Risk-free interest rate	3.13% -3.57%	2.81%	3.61%
Expected life	4 years	4 years	4 years
Divided yield	0.00%	0.00%	0.00%
Volatility	70.80% -79.70%	131.56%	160.90%

11. 2004 PRIVATE PLACEMENT/FUNDING TRANSACTION

On April 26, 2004, the Company closed on a Private Placement with several institutional investors (the Investors) which resulted in the issuance of 606,061 shares of its common stock at a price of $9.08 per share and Warrants (the Private Placement Warrants) to purchase 315,531 shares (including warrants to purchase 12,500 shares issued to the placement agent) of common stock at an exercise price of $13.20 per share for the aggregate gross proceeds of $5.5 million. Issuance costs associated with the Private Placement approximated $457,000 thousand. This Private Placement is described in detail in the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2004. Pursuant to the Registration Rights Agreement the Company entered into in connection with the Private Placement, the Company registered for resale all shares of common stock issued or issuable under the Private Placement, including the shares of common stock issuable upon exercise of the Private Placement Warrants, under a Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective on June 3, 2004.

The Private Placement Warrants became exercisable on October 21, 2004, have a five-year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At December 31, 2004, Private Placement Warrants to purchase 315,531 shares of common stock were outstanding at an exercise price of $13.20, which expire on October 21, 2009.

12. NOTES RECEIVABLE FROM OFFICER AND FORMER OFFICER

On November 9, 2000, the Company loaned a former officer of the Company $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semi-annually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 11,327 shares of the Company’s common stock in February 2000 and is accordingly classified in stockholders’ equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against the officer in the event of a default. The unpaid principal amount of the note, which is classified as a deduction from stockholders’ equity together with all accrued and unpaid interest and any other sums owing under the note, is payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. A portion of the collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503, including interest income of $6,534 and prepaid interest of $27,339 were transmitted to the Company on April 15, 2002 bringing payments on the note current. The Company believes, given the full recourse provisions of the note, the funds held in a brokerage account (subject to an Account Control Agreement), and the prepaid interest on the note, provide adequate protection against default on the note. As of December 31, 2004, the balance of this Note was $105,030. If not paid when due, the Company had exposure of $34,275 at December 31, 2004.

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

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

On March 16, 2001, the Company loaned an officer of the Company $221,997 at an interest rate of 5.07% per annum secured by the pledge of the officer’s stock under an Account Control Agreement dated as of March 16, 2001 among the officer, Salomon Smith Barney Inc. and the Company. The principal represents the amount the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with the exercise of options to purchase 2,526 shares of common stock in March 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, was payable on March 16, 2006, the fifth anniversary of the date of the note. The note was valued at a market rate of interest (9%) and accordingly a discount of $43,040 was recorded against the note. On September 5, 2003 the officer repaid the full amount of the loan of $221,997 along with accrued interest of $16,590. The note, including interest was paid by the officer in cash in the amount of $144,762 with the remainder paid from the 2002 bonus for the officer of $93,825 net of taxes. The interest income was recognized in full during the quarter ended September 30, 2003.

13. EMPLOYEE RETIREMENT PLAN

The Company sponsors a retirement plan for all employees through a salary deduction 401-K savings plan. Employees are permitted to contribute to the plan up to 15% of eligible wages, not to exceed the maximum amount allowable by law. Commencing on January 1, 2000, the Company began a matching contribution of $0.50 for each $1.00 contributed by the employee, up to 3% of the employee’s annual base salary. The Company’s contribution vests ratably over a four-year period. Effective January 27, 2003 the Company stopped matching contributions. Total contributions made by the Company during 2003 and 2002 were $33,105 and $287,173, respectively.

14. INCOME TAXES

At December 31, 2004, the Company has approximately $174,776,000, of net operating loss carryforwards remaining to offset future taxable income. These net operating losses will expire at various dates through 2024. In addition, the Company has available approximately $2,958,000 of research and development tax credit carryforwards, expiring at various dates through 2023, which may be used to offset future regular tax liabilities. The benefit of all of these carryforwards has been fully offset by a valuation allowance at December 31, 2004 and 2003 because it is considered more likely than not that the benefits of the carryforwards will not be realized. U.S tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in ownership. The Company last performed the complex analysis to determine if net operating losses and tax credits are limited by Section 382 of the Internal Revenue Code (IRC) through December 7, 1999, the date of the Company’s initial public offering. The study was finalized in 2000. Through December 7, 1999, the Company had incurred two changes of ownership as defined by Section 382. As a result of the two changes of ownership, approximately $37,191,000 of net operating losses are no longer available to offset future taxable income. A corresponding reduction of approximately $13,995,000 was made to the deferred tax asset related to net operating losses and the related valuation allowance. These adjustments to the deferred tax asset and the related valuation allowance were reflected in the financial statements of the Company for the year ended December 31, 2000.

Since December 8, 1999, the Company has not updated the Section 382 analysis to determine if another ownership change has occurred. If another change were deemed to have occurred, the new Section 382 limitation could reduce or eliminate the amount of net operating loss benefits that would be available to offset future taxable income each year, starting with the year of the ownership change.

A reconciliation of the statutory income tax rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2004	%	2003	%	2002	%
			(as restated, see Note 2)
Tax benefit at federal income tax rate	$(8,904,216)	(34.0)	$(4,908,560)	(34.0)	$(4,912,365)	(34.0)
State income taxes, net of federal benefit	—	—	—	—	(524,467)	(3.6)
Research and development credits	—	—	(210,489)	(1.5)	(239,895)	(1.7)
Other	221,390	0.9	6,416	0.0	119,934	0.8
Non-deductible interest	2,499,598	9.5	147,272	1.0	—	—
Increase in valuation allowance	6,183,228	23.6	4,965,361	34.5	5,556,793	38.5

Effective tax rate	$—	—	$—	—	$—	—

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Significant components of the net deferred tax balances are as follows:

	AS OF DECEMBER 31,
	2004	2003
		(as restated, see Note 2)
CURRENT
Deferred tax assets:
Inventories	$4,473,138	$4,695,165
Bad debts	128,362	108,531
Stock compensation—current	2,537,399	700,873
Other	665,410	946,028

Total deferred tax assets	7,804,309	6,450,597
Deferred tax liabilities	(182,186)	(331,283)

Net deferred tax assets	7,622,123	6,119,314
Valuation allowance	(7,622,123)	(6,119,314)

	$—	$—

NONCURRENT
Deferred tax assets:
Net operating loss carryforwards	$69,573,520	$66,404,984
Research and development credits	2,958,078	3,277,001
Stock compensation—non-current	2,537,398	700,873
Other	—	22,429

	75,068,996	70,405,287
Deferred tax liabilities—accruals	—	(262,169)
Deferred tax liabilities—fixed assets	—	(806,362)

Net deferred tax assets	75,068,996	69,336,756
Valuation allowance	(75,068,996)	(69,336,756)

	$—	$—

No amounts were paid for income taxes during any of the periods presented.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its primary manufacturing and office facilities under long-term non-cancelable operating leases. The Company also has operating leases for certain other furniture, equipment and computers. Approximate future minimum lease payments for long-term non-cancelable operating leases as of December 31, 2004 are as follows:

2005	566,000
2006	82,000
2007	55,000

$703,000

Rental expense charged to operations was $612,000, $605,000 and $617,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Lease Obligations—The Company also leases certain computer and test equipment under capital lease agreements, which are reported as computer equipment in the accompanying financial statements. The net carrying value of such equipment is as follows:

	DECEMBER 31,
	2004	2003
Cost	$105,597	$162,079
Accumulated depreciation	(37,438)	(38,973)

	$68,159	$123,106

A schedule of future minimum lease payments under capital leases for the Company and the related present value of the net minimum lease payments as of December 31, 2004 follows:

2005	$4,823

Total minimum lease payments	4,823
Less amount representing interest	(283)

Present value of lease payments	4,540
Less capital lease obligations—current portion	(4,540)

Capital lease obligations, less current portion	$—

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

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

Indemnification - Our current and past practice in executing sales contracts for the supply of our products with our customers, including OEM Resellers and wireless operators, is to provide an intellectual property indemnification. Under the standard indemnification, AirNet agrees to defend a customer against a claim that AirNet-manufactured equipment or latest unmodified release of AirNet’s software infringes a patent or copyright legally recognized and enforceable in the United States. Subject to the conditions and limitations of liability stated in this Agreement, AirNet typically agrees to pay any resulting costs and damages finally awarded against the customer, provided that customer promptly notifies AirNet in writing of the claim, that customer retains no counsel without the prior written consent of AirNet, that AirNet has sole control of the instructing of such counsel and sole control of the defense and all related settlement negotiations, and customer gives AirNet reasonable information and assistance for the defense.

AirNet’s indemnification obligation is typically contingent on the customer agreeing that if AirNet-manufactured equipment or AirNet’s software become, or in AirNet’s opinion are likely to become, the subject of such a claim, customer will permit AirNet, at their option and expense, either to procure the right for customer to continue using such equipment or software, or to replace or modify the same so that they become non-infringing; and, if neither of the foregoing alternatives is available on terms which are reasonable in AirNet’s judgment, customer may return the AirNet-manufactured equipment and/or the software for full credit on the entire unusable portion of customer’s system.

AirNet shall typically have no liability, under its indemnification obligation, for any claim of patent or copyright infringement based upon adherence to specifications, designs or instructions furnished by customer, nor for any claim based upon the combination, operation or use of any AirNet-manufactured equipment or software with products, software or data not supplied by AirNet, nor for computer programs or data not supplied by AirNet, nor for any claim based upon alteration of the equipment or modifications of any computer programs supplied by entities other than AirNet.

The indemnification terms described above are typical terms and may vary from customer to customer.

Litigation— The Company, two of our former officers and members of the underwriting syndicate involved in our initial public offering have been named as defendants in a class action complaint filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. The complaint charges ostensible violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the suit alleges that the underwriters of the Company’s IPO charged commissions in excess of those disclosed in the IPO materials and that these actions were not properly disclosed.

More than 300 similar class action lawsuits filed in the Southern District of New York have been consolidated for pretrial purposes under the caption of In re Initial Public Offering Securities Litigation. On July 15, 2002, a joint Motion to Dismiss was filed by the defendants. In February 2003, the Motion to Dismiss was granted in part (with respect to the Company) and denied in part (with respect to all issuer defendants). The claims against our two former officers named in the class action lawsuit have been dismissed without prejudice, pursuant to agreement.

The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of the Company’s Board of Directors has accepted the pending settlement. Under the terms of the settlement agreement, the defendant issuers’ insurers have agreed to pay the plaintiffs the amount of one billion dollars less the total of all of the plaintiffs’ recoveries from the underwriter defendants. Furthermore, pursuant to the agreement, the issuer defendants have assigned all their potential claims against the underwriter defendants to a litigation trust, to be represented by plaintiffs’ counsel. On February 15, 2005, the Court granted preliminary approval of the proposed settlement. The Court’s approval is contingent on certain modifications of the settlement provisions concerning a bar on claims of contribution. Under the terms of the settlement, there would be no liability to be recorded by the Company. Pursuant to a separate agreement, the insurers have also agreed to pay the issuers’

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

defense costs incurred on or subsequent to June 1, 2003 on a pooling basis. Furthermore, pending approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. Final approval of the settlement remains pending before the Court. While awaiting final court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the settlement, by providing a limited number of documents.

In the event that the settlement is not approved, the Company intends to defend vigorously against the plaintiffs’ claims. Moreover, while the Company does not know whether the claims of misconduct by the underwriters have merit, the Company has claims under the Underwriting Agreement against the relevant underwriters of the IPO for indemnification and reimbursement of costs and any damages incurred in connection with the matter, and the Company intends to pursue those claims vigorously as well in the event that the settlement is not finally approved.

In addition to the item listed above the Company is also involved in various claims and litigation matters arising in the ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operation.

Purchase Commitments—On December 15, 2000 the Company entered into an agreement to purchase from a vendor (TECORE, Inc.) ten integrated switch products through December 31, 2005, which was extended. Alternatively, the Company may buy-out the commitment by purchasing $3.0 million of TECORE common stock at mutually agreed to terms. Additionally, TECORE has an agreement dated December 13, 2001 with the Company to purchase products from AirNet under a reseller agreement dated October 31, 2001. As of December 31, 2004 the Company has purchased eight (six units prior to 2002, one unit in 2002 and one unit in 2003) of the original ten products from TECORE and the Company may be obliged to purchase the remainder in the future. Costs recognized under the agreement for the each of the years ended December 31, 2003 and 2002 were approximately $420,000. See Note 9 for further discussion of the relationship that the Company has with TECORE. Each agreement was negotiated separately and no terms in either agreement are dependent upon terms in the other agreement. Pursuant to the Securities Purchase Agreement described in Note 9, TECORE has become a majority stockholder and is therefore a related party.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Bonus Accrual— For the year ended December 31, 2002 the Company provided an accrual for employee bonuses of $1.2 million. These bonuses, which were recorded as earned in accordance with a Board approved bonus program, were scheduled to be paid in January 2003. During 2003 the Company negotiated a Securities Purchase Agreement with SCP II and TECORE (the Lenders) (see Note 9) and payment of the bonuses were deferred until the Lenders approve their payment. During the year ended December 31, 2003 payment of the 2002 bonus to the Company’s CEO, Mr. Glenn A. Ehley was approved by the Lenders. Subsequently in September 2003, the 2002 bonus of $150,000 was paid to Mr. Ehley. The proceeds of the bonus were then used by Mr. Ehley to pay the outstanding non-recourse loan that he had from the Company (see Note 12). During the second quarter of 2004, the Company’s Lenders approved payments of one-half of the previously postponed bonuses, which were paid to employees ratably over the last six months of 2004. The remaining one-half of the bonuses may be paid, at the discretion of our Lenders, during December of 2005.

Accrued bonuses are classified as current liabilities of approximately $414,000 and $975,000, as of December 31, 2004 and 2003 respectively.

16. MAJOR CUSTOMERS

Revenue generated from major customers representing more than 10% of net revenues during at least one of the years ended December 31, 2004, 2003, and 2002 is summarized below:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Customer A	$7,748,163	$6,738,367	$11,278,863
Customer B	2,558,013	4,499,188	—
Customer C	1,728,670	2,223,204	1,093,230
Customer D	4,247,617	523,590	—
Customer E	29,627	240,917	4,871,823

17. VENDOR SETTLEMENT PROGRAM AND LONG TERM ACCOUNTS PAYABLE

During 2001, the Company negotiated extended payment terms relating to accounts payable totaling approximately $2,323,886 with certain other vendors. These restructured terms included a partial payment by the Company of approximately $648,236 with remaining payments to be paid, as additional product is purchased from these vendors. The timing of these additional payments cannot be estimated since it is contingent upon the Company’s demand for each vendor’s product and accordingly the unpaid balances of $1,020,891 are recorded as current liabilities within accounts payable at December 31, 2004. Of the unpaid balances, $69,327 is due and scheduled to be paid within the first quarter of 2005. Under agreements with these vendors, the Company pledged general inventory as security for any unpaid balances, payable upon the sale of the Company.

During 2002, the Company entered into agreements with certain vendors to settle outstanding accounts payable totaling approximately $1,010,934 at discounts from the recorded liabilities, resulting in a gain, net of expenses, of $703,618 which was recorded as a gain from vendor settlements in the 2002 statement of operations. The vendors agreed, in exchange for the settlement, to release the Company from future liabilities related to these settled balances. At December 31, 2004, all amounts, which were due under these agreements, have been paid in full.

Amounts due under the above agreements, which were to be paid during a period in excess of one year from the accompanying balance sheet dates, were recorded as long-term accounts payable at December 31, 2003.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

18. RELATED PARTY TRANSACTIONS

In August 2004, the Company entered into a consulting agreement with a director of the Company’s Board, in which the director is to provide consulting services to the Company with respect to business development opportunities and other related matters. The agreement provides for payment of $3,000 per month and expires in August 2005, unless terminated prior by either party with thirty days written notice. For the year ended December 31, 2004, $9,000 was paid out under this agreement.

TECORE is a supplier of switching equipment to the Company. TECORE was the Company’s largest customer, based on revenues of approximately $7.7 million, $6.7 million and $11.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the Company had approximately $3.0 and $1.6 million, respectively, in accounts receivable from TECORE. During fiscal years December 31, 2004, 2003 and 2002, the Company purchased inventory and services from TECORE in the amount of approximately $0.3, $0.6 million and $1.0 million, respectively. As of December 31, 2004, the Company had accounts payable to TECORE of $18,000. As of December 31, 2003 no amounts were due to TECORE (see note 9 and 14 for additional information on TECORE).

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1.1(11)	Eighth Amended and Restated Certificate of Incorporation

3.1.2(12)	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation

3.2(11)	Third Amended and Restated Bylaws

4.1(1)	Specimen Certificate evidencing shares of Common Stock.

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997.

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999.

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999.

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999.

4.6(5)	Rights Agreement dated January 9, 2001 between AirNet Communications Corporation and Continental Stock Transfer & Trust Company.

4.6.1(11)	Amendment No. 1, dated August 13, 2003, to Rights Agreement dated January 9, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent

4.7(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $12 million, issued to TECORE

4.8(11)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $4 million, issued to SCP

4.9(11)	Allonge dated August 13, 2003 between the Company and TECORE

4.10(11)	Allonge dated August 13, 2003 between the Company and SCP

10.1(11)	Amended and Restated AirNet Communications Corporation 1999 Equity Incentive Plan effective August 13, 2003

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation.

10.3(1)	Employee Noncompete and Post-Termination Benefits Agreement dated October 26, 1999 between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.4(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Glenn A. Ehley.

10.5(3)	Amendment to Incentive Stock Option Agreements dated February 11, 2000 between AirNet Communications Corporation and Timothy Mahar.

10.6(6)	Account Control Agreement among R. Lee Hamilton, Jr., Salomon Smith Barney Inc. and AirNet Communications Corporation dated as of October 2, 2000.

10.7(6)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.8(6)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.9(6)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation.

10.10(6)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.11(7)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers.

10.12(7)	Employment, Severance, and Bonus Agreement dated August 13, 2002 between AirNet Communications Corporation and Glenn A. Ehley.

10.13(9)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.14(9)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003.

10.15(9)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003.

10.16(9)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.17(9)	Notice of Election to Convert from SCP Private Equity Partners II, L.P. to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.18(9)	Notice of Election to Convert from Mellon Ventures, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.19(9)	Notice of Election to Convert from Tandem PCS Investments, LP to AirNet Communications Corporation dated January 20, 2003 (with letter to escrow agent attached).

10.20(9)	Escrow Agreement dated January 20, 2003 by and among AirNet Communications Corporation, Tandem PCs Investments, LP, SCP Private Equity Partners II, LP, Mellon Ventures, LP and Edwards & Angell, LLP, as escrow agent.

10.21(9)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, LP

10.22(9)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.23(10)	Terms sheet dated March 25, 2003 among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.24(11)	First Amendment to Security Agreement dated August 13, 2003 among the Company, TECORE and SCP, amending the Security Agreement dated January 24, 2003

10.25(11)	Amended and Restated Employment Agreement, Severance and Bonus Agreement, dated August 13, 2003, between the Company and Glenn A. Ehley

10.26(11)	Non-Qualified Stock Option Agreement dated August 13, 2003 between the Company and Glenn Ehley

10.27(11)	Intercreditor and Subordination Agreement dated August 13, 2003 among the Company, Force Computers, Inc. Sanmina Corporation and Brooktrout, Inc.

10.28(11)	Amended and Restated AirNet Bonus Program dated and effective August 13, 2003

10.29(11)	Tag-Along Allocation Agreement dated August 13, 2003

10.30(13)	Securities Purchase Agreement dated as of April 22, 2004, among AirNet Communications Corporation and the investors named therein.

10.31(13)	Consent, Waiver and Lock-Up Agreement dated April 21, 2004 by and among SCP Private Equity Partners II, L.P., TECORE, Inc., Mellon Ventures, L.P., SCP Private Equity Partners, L.P. and AirNet Communications Corporation.

10.32(14)	Registration Rights Agreement dated April 23, 2004 among AirNet Communications Corporation and the investors named therein.

10.33(14)	Form of Warrant dated April 23, 2004

10.34(15)	Severance Agreement dated August 20, 2004 between AirNet Communications Corporation and Joseph F. Gerrity

10.35(15)	Consulting Agreement between the Company and Ronald W. White, dated September 22, 2004

23.1	Consent of BDO Seidman LLP

23.2	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.

(2)	Incorporated by reference to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference to Schedule 14A as filed with the Securities and Exchange Commission on December 7, 2000.
(5)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2001.
(6)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.
(10)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2003.
(11)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2003.
(12)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2003.
(13)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2004.
(14)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.
(15)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 8, 2004.