Form 10-Q
period 2005-03-31
AIRNET COMMUNICATIONS CORP
filed 2005-05-13
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2005, was:

12,481,927 Common stock, par value $.001 per share

AIRNET COMMUNICATIONS CORPORATION

TRADEMARK AND TRADE NAMES

The stylized AirNet mark, AirNet®, AdaptaCell®, AirSite®, Backhaul Free™, RapidCell™, TripCap™, SuperCapacity™, DirectLink™, InteliBSS™ and iBSS™ are trademarks of AirNet Communications Corporation.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

In this document, the words “we,” “our,” “ours,” and “us” refer only to AirNet Communications Corporation and not any other person or entity.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands)

	March 31, 2005	Dec. 31, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,959	$5,957
Accounts receivable - net of allowance for doubtful accounts of $325,000 at March 31, 2005 and December 31, 2004	3,955	3,228
Accounts receivable - related party	2,429	2,995
Inventories	9,134	9,960
Prepaid expenses	568	627
Other	155	279

TOTAL CURRENT ASSETS	21,200	23,046

PROPERTY AND EQUIPMENT, NET	3,863	3,665

OTHER ASSETS
Deposits	70	71
Software development and licensing	1,990	2,117
Other long-term assets	77	90

TOTAL OTHER ASSETS	2,137	2,278

TOTAL ASSETS	$27,200	$28,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,561	$3,151
Current portion of capital lease obligations	3	5
Customer deposits	1,843	1,438
Deferred revenues	443	324
Other accrued expenses	2,573	2,219

TOTAL CURRENT LIABILITIES	6,423	7,137

LONG-TERM LIABILITIES
Long-term convertible debt, net of discount - related parties	54	31
Interest on long-term convertible debt - related parties	1,029	754
Other long-term liabilities	214	209

TOTAL LONG-TERM LIABILITIES	1,297	994

TOTAL LIABILITIES	7,720	8,131
STOCKHOLDERS’ EQUITY	19,480	20,858

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$27,200	$28,989

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	UNAUDITED
	Three months ended Mar. 31,
	2005	2004
		(as restated, see Note 13)
REVENUES

Equipment Revenues	$3,525	$2,520
Services Revenues	1,640	1,485

Total Net Revenues	5,165	4,005

COST OF REVENUES
Equipment Cost of Revenues	2,445	2,030
Services Costs of Revenues	603	675
Write-down of excess and obsolete inventory	284	200

Total Cost of Revenues	3,332	2,905

GROSS PROFIT	1,833	1,100

OPERATING EXPENSES:
Research and development	2,878	3,207
Sales and marketing	897	800
General and administrative	2,423	2,415

Total Operating Expenses	6,198	6,422

LOSS FROM OPERATIONS (1)	(4,365)	(5,322)

OTHER (EXPENSE) INCOME
Interest income	29	15
Amortization expense on discount of convertible debt	(23)	(5)
Interest charged on convertible debt	(275)	(336)
Other interest expense	(6)	(8)
Other, net	2	6

TOTAL OTHER (EXPENSE) INCOME	(273)	(328)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(4,638)	(5,650)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	12,476,113	4,987,864

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.37)	$(1.13)

(1)	Loss from Operations includes non-cash stock compensation expenses of $2,259 and $2,386 for the three months ended March 31, 2005 and 2004, respectively.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(In thousands, except shares)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Note Receivable - Officer and Former Officer	Total
	Shares	Amount
BALANCE DECEMBER 31, 2004	12,472,685	$12	$286,172	$(259,112)	$(6,109)	$(105)	$20,858
Discount on convertible long-term debt - related parties	—		1,000	—	—	—	1,000
Exercise of common stock options	9,242	—	1	—	—	—	1
Deferred stock-based compensation	—	—	2	—	(2)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,259	—	2,259
Forfeiture of common stock options	—	—	(122)	—	122	—	—
Net loss	—	—	—	(4,638)	—	—	(4,638)

BALANCE MARCH 31, 2005	12,481,927	$12	$287,053	$(263,750)	$(3,730)	$(105)	$19,480

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	UNAUDITED
	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net cash used in operating activities	$(4,169)	$(3,929)
Non-cash stock compensation expense	2,259	2,386

NET CASH USED IN OPERATING ACTIVITIES	(1,910)	(1,543)

INVESTING ACTIVITIES
Cash paid for acquisition of property and equipment	(87)	(126)

NET CASH USED IN INVESTING ACTIVITIES	(87)	(126)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	1,000	1,000
Net proceeds from issuance of common stocks	1	18
Principal payments on capital lease obligations	(2)	(26)

NET CASH PROVIDED BY FINANCING ACTIVITIES	999	992

NET DECREASE IN CASH AND CASH EQUIVALENTS	(998)	(677)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,957	5,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,959	$4,383

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(FOR THE THREE MONTHS ENDED MARCH 31, 2005)

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

These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or for any future period.

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

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	2005	2004
Net loss attributable to common stock, as reported	$(4,638)	$(5,650)
Add: Stock-based employee compensation expense included in reported net loss	2,259	2,386
Deduct: Pro forma fair value stock compensation expense	(1,441)	(2,612)

Pro forma net loss attributable to common stock	$(3,820)	$(5,876)

Net loss per share attributable to common stockholders — basic and diluted, as reported	$(0.37)	$(1.13)

Net loss per share attributable to common stockholders — basic and diluted, pro forma	$(0.31)	$(1.18)

In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is currently evaluating the two methods of adoption allowed by SFAS 123(R): the modified-prospective transition method and the modified-retrospective transition method and has yet to determine what effect the adoption of this statement will have on its financial statements. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively, beginning with awards granted, modified, repurchased or cancelled after the fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended its Regulation S-X to amend the date of compliance with SFAS 123(R) to the first reporting period of the fiscal year beginning on or after June 15, 2005. We anticipate adopting SFAS 123(R) on January 1, 2006.

2) LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of March 31, 2005, had an accumulated deficit of $263.8 million. Cash used in operations and to fund capital expenditures for the three month periods ended March 31, 2005 and 2004 was $2.0 and $1.7 million, respectively. The Company expects to have an operating loss throughout 2005. At March 31, 2005, the Company’s principal source of liquidity was $5.0 million of cash and cash equivalents, $6.4 million of accounts receivable, contract backlog of $1.4 million and future contracts as awarded. Such conditions raise substantial doubt that the Company will be able to continue as a going concern without receiving additional funding. As of May 2, 2005 the Company’s cash balance was $4.7 million. The Company’s current 2005 operating plan projects that cash available from planned revenue combined with the $4.7 million cash on hand at May 2, 2005 may be adequate to defer the requirement for new funding until the second half of 2005. There can be no assurances that new financing can be secured at a reasonable cost, if at all.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by its weak capital structure. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, its ability to raise capital, its dependence on key personnel, its dependence on a limited number of customers (with four customers accounting for 87.1% of our total revenue for the three months ended March 31, 2005), its ability to address large customer expectations and product defects, its ability to design new products, the erosion of product prices, its ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, its ability to generate consistent sales, its ability to finance research and development, government regulation, technological innovations and acceptance, competition, its reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that the Company will be required to discontinue operations if it is unable to obtain additional funding or dramatically reduce its expenditures. A dramatic reduction in expenditures may significantly reduce its ability to compete. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely that its operations will continue to consume cash in the foreseeable future. The Company has limited cash resources and therefore must reduce its negative cash flows or secure additional funding in the near term to continue operations. Obtaining additional funding would require the approval of the Company’s senior note holders, and would likely be subject to additional conditions, and there can be no assurances that the Company will be able to find such financing even if its senior note holders would permit it. Likewise, there can be no assurances that the Company will succeed in achieving its goals and failure to do so in the near term will have a material adverse effect on the Company’s business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debt to the holders of its senior notes, in accordance with the Securities Purchase Agreement described in Note 11, or to any other holders. Accordingly, should the Company file for bankruptcy, there is no assurance that its stockholders would receive any value.

The Company has engaged a financial advisor to assist in identifying and evaluating strategic business options. These options include, but are not limited to, i) seeking strategic partners and/or strategic investors and ii) a business combination or acquisition.

Considering the uncertainty regarding the Company’s ability to materially increase revenue or significantly reduce expenses, its cash requirements throughout 2005 will likely exceed its available cash resources. As a result of this condition, management is continuing to evaluate other funding options.

No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

The Company may not continue to meet NASDAQ listing standards. Under continued listing standard one (rule 4450(a)), companies listed on the NASDAQ National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). At various times in 2003, 2004 and 2005 the Company’s share price traded at and occasionally below the required minimum bid price of $1.00 per share for continued listing and/or the Company did not comply with the total stockholders’ equity requirement. The Company cannot give investors in its common stock any assurance that it will be able to maintain compliance with the $1.00 per share minimum bid price standard or the total stockholders’ equity standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future.

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

4) ACCOUNTS RECEIVABLE

Accounts receivable have increased from $3.2 million (net of allowance for doubtful accounts of $325 thousand) at December 31, 2004 to $4.0 million (net of allowance for doubtful accounts of $325 thousand) at March 31, 2005.

The allowance for doubtful accounts receivable of $325 thousand at March 31, 2005 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

Accounts receivable due from a related party, TECORE (see Note 11 to these Condensed Financial Statements) were $2.4 million and $3.0 million at March 31, 2005 and December 31, 2004, respectively. The Company considered the status of this account in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of March 31, 2005. TECORE is also one of the Company’s significant investors and its designees currently hold two of the Company’s ten board seats. Two of the ten board seats are currently vacant.

5) INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2005	Dec. 31, 2004
Raw Materials	$7,099	$7,474
Work in Process	1,129	1,406
Finished Goods	906	1,080

	$9,134	$9,960

6) SOFTWARE DEVELOPMENT AND LICENSING

	March 31 2005	December 31, 2004
	(in thousands)
Software development and licensing costs	$2,534	$2,534
Less: Accumulated amortization	544	417

Software development and licensing costs, net	$1,990	$2,117

Software development and licensing costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software which has been integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as certain Company development milestones are reached. The total amount paid under this agreement was approximately $1.1 million at March 31, 2005. The remaining balance of approximately $0.4 million in licensing and first year maintenance fees are payable as certain specified milestones are reached, with payments expected in 2005. During the second quarter of 2004, the Company began marketing the EDGE software and therefore commenced amortizing this product over its five-year estimated useful life. Accumulated amortization at March 31, 2005 was $181 thousand and related amortization expense for the three-month period ended March 31, 2005 was $57 thousand. In addition to the licensing fees and non-recurring engineering fees paid, royalties will be payable on a per EDGE enabled base station basis. The Company deployed its first EDGE enabled base stations during January 2005.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003, at which point, recognition of amortization commenced using a straight-line method over a five-year estimated useful life. Amortization expense for each of three-month periods ended March 31, 2005 and 2004 was $65 thousand and accumulated amortization at March 31, 2005 and December 31, 2004 was $346 thousand and $281 thousand, respectively. In addition to the $1.3 million of software costs, a licensing fee of $1.2 million is payable 30 days following the shipment of the 100th Super Capacity base station; and royalties are payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 Super Capacity base stations. As of March 31, 2005, the Company has shipped 18 Super Capacity base stations.

The third agreement pertains to a license buy-out for a supplement to the Company’s EDGE software during 2004. The total amount paid under this agreement was $103,000, which represents a one-time license fee. No royalties are due under this agreement. This supplement is currently integrated into the Company’s base station product line and therefore being amortized over a five-year estimated useful life. Accumulated amortization at March 31, 2005 and December 31, 2004 was $17 thousand and $12 thousand, respectively; and amortization expense for the three-month period ended March 31, 2005 was $5 thousand.

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

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net loss attributable to common stockholders	$(4,638)	$(5,650)

Weighted average common shares outstanding	12,476,113	4,987,864
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(1.13)

Weighted average potentially dilutive securities excluded from the diluted loss per share calculation consist of the following:
Options to purchase common stock	1,714,456	45,191
Warrants to purchase common stock	324,232	55,569
Stock underlying convertible debt	8,836,933	10,179,201
Stock underlying convertible interest	986,832	562,285

	11,862,453	10,842,246

8) STOCK-BASED COMPENSATION PLANS

Effective upon the closing of the August 2003 Investment under the Purchase Agreement described in Note 11, the Company amended its stock option plan. Under the amended plan the number of options available for grant was increased to 3,074,299. After the closing of the Investment, 2,008,193 options at a strike price of $0.10 per share were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement. The granting of the non-qualified stock options to employees will have a non-cash impact to the earnings of the Company of $19.1 million amortized ratably over the two-year vesting period ending in September 2005. The amortization expense of these grants during the three-month periods ended March 31, 2005 and 2004 was approximately $2.3 million and $2.4 million, respectively. In January 2004, as a result of the change of control that occurred when the additional $1.0 million payment on the Securities Purchase agreement was made, the vesting on all options outstanding prior to August 13, 2003 accelerated.

The following table summarizes option activity for the three months ended March 31, 2005:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
		LOW	HIGH
Outstanding at December 31, 2004	2,008,927	$0.10	$397.50	$4.24
Granted	2,400	1.10	1.10	1.10
Terminated	(12,920)	0.10	332.50	14.45
Exercised	(9,242)	0.10	1.10	0.13

Outstanding at March 31, 2005	1,989,165	$0.10	$397.50	$4.68

For options outstanding and exercisable at March 31, 2005, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	REMAINING		WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
PRICE RANGE	NUMBER	LIFE
$0.10 -$4.40	1,842,072	8.4 years	$0.13	822,144	$0.11
4.50 – 10.00	63,818	6.6 years	4.75	61,218	4.63
10.10 – 25.00	20,514	4.2 years	22.58	20,473	22.58
25.10 – 50.00	32,766	5.9 years	46.65	31,281	47.00
50.10 – 397.50	29,995	5.0 years	193.27	29,995	193.27

	1,989,165	8.2 years	$4.68	965,111	$8.39

The outstanding options expire at various dates through February 2015. At March 31, 2005, a total of 965,111 options were exercisable, with a weighted average exercise price of $8.39 per share. The weighted average remaining contractual life of options at March 31, 2005 with exercise prices ranging from $0.10 to $397.50 was 8.2 years.

During the three months ended March 31, 2005, 2,400 stock options were granted with a strike price of $1.10 per share, and 9,242 options were exercised at strike prices ranging from $0.10 to $1.10.

Total stock compensation expense for the three-month periods ended March 31, 2005 and 2004 was $2.3 million and $2.4 million, respectively.

At March 31, 2005, a total of 770,623 shares of the Company’s common stock were available for future grants of stock options.

9) SERIES G BRIDGE FINANCING

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

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 51,834 shares of common stock were issued in June and August 1999 at an exercise price of $36.70 per share. In August 2003, the number of shares that could be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s consummation of the Securities Purchase Agreement with convertible debt at an effective conversion price of $1.081 per share. Following this adjustment, there were outstanding warrants to purchase 370,870 shares at an exercise price of $4.30 per share. (See Note 11).

No warrants were exercised during the three-month period ended March 31, 2005. As of March 31, 2005 and December 31, 2004, warrants to purchase 8,701 shares of common stock, were outstanding at an exercise price of $4.30 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued in August 1999 expire on August 1, 2009.

10) CONTINGENCIES

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

The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of the Company’s Board of Directors has accepted the pending settlement. Under the terms of the settlement agreement, the defendant issuers’ insurers have agreed to guarantee the plaintiffs the amount of one billion dollars less the total of all of the plaintiffs’ recoveries from the underwriter defendants. None of the proceeds will be distributed to any proposed class member until after the conclusion of the class members’ proceedings with respect to the underwriter defendants. Furthermore, pursuant to the agreement, the issuer defendants have assigned all their potential claims against the underwriter defendants to a litigation trust, to be represented by plaintiffs’ counsel. On February 15, 2005, the Court granted preliminary approval of the proposed settlement. The Court’s approval is contingent on certain modifications of the settlement provisions concerning a bar on claims of contribution. A proposed amendment to the settlement addressing the Court’s concerns has been prepared and is currently awaiting approval from the other issuers to this action.

Under the terms of the settlement, there would be no liability to be recorded by the Company. Pursuant to a separate agreement, the insurers have also agreed to pay the issuers’ defense costs incurred on or subsequent to June 1, 2003 on a pooling basis. Furthermore, pending approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. Final approval of the settlement remains pending before the Court and, given the Court’s scheduling orders, will likely not be determined until 2006. While awaiting final court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the settlement, by providing a limited number of documents.

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

11) SECURITIES PURCHASE AGREEMENT TRANSACTION

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

Upon the closing of the Purchase Agreement, the Company immediately received $8.0 million in proceeds ($4.0 million each from SCP II and TECORE) and the principal balance of the Bridge Loans ($6.0 million) was due and paid from the proceeds. The interest accrued on these Bridge Loans was deferred by the Lenders and is due and payable four years from the closing date under the Purchase Agreement. The interest rate at 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of March 31, 2005 the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $33,113. The interest on the Bridge Loans and any accrued interest on this amount are not convertible into shares of common stock.

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

As of March 3, 2005, the Purchase Agreement was funded in its entirety, $16 million.

The Notes, inclusive of interest, are convertible, at any time, into shares of the Company’s common stock at an initial conversion price of $1.081, subject to adjustment for certain future dilutive issuances of securities. Such adjustment was necessitated by the exercise of 180,419 and 181,750 Bridge Warrants (described in Note 9) during 2003 and 2004, respectively. The table below details the conversion rates and the ending balances of the Notes (principal and interest) for the periods ended as indicated:

	As of March 31, 2005		As of December 31, 2004		As of August 13, 2003
	Dollars	Underlying Shares	Dollars	Underlying Shares	Dollars	Underlying Shares
Conversion Rate	$1.046743		$1.046743		$1.081000
TECORE
Principal	$8,000,000	7,642,753	$7,000,000	6,687,410	$5,000,000	4,625,347
Accrued Interest	$308,164	294,403	$92,494	88,363	$—	—

SCP Equity Partners II
Principal	$2,000,000	1,910,688	$2,000,000	1,910,688	$4,000,000	3,700,278
Accrued Interest	$720,658	688,476	$661,479	631,940	$—	—

Total
Principal	$10,000,000	9,553,441	$9,000,000	8,598,098	$9,000,000	8,325,625
Accrued Interest	$1,028,822	982,879	$753,973	720,303	$—	—
Grand Total	$11,028,822	10,536,320	$9,753,973	9,318,401	$9,000,000	8,325,625

The approximate fair value of the notes, excluding giving consideration to potential conversions to common stock, as of March 31, 2005 and December 31, 2004 was $11,029,000 and 9,754,000, respectively.

The table below details all conversions of both principal and interest that have occurred since the inception of the Purchase Agreement.

Date	Lender	Type	Amount	Conversion Rate	Resulting Shares
4/9/2004	TECORE	Principal	$1,000,000	$1.046743	955,344
9/30/2004	TECORE	Principal	3,000,000	$1.046743	2,866,033
12/27/2004	SCP II	Principal	2,000,000	$1.046743	1,910,689
12/28/2004	TECORE	Interest	1,000,000	$1.046743	955,344

			$7,000,000		6,687,410

The accounting treatment of the Notes and the resulting impacts on the financial statements of the Company are as follows:

•	As a result of the beneficial conversion feature embedded in the Notes, which provide for conversion of the Notes into the Company’s common stock at any time, the Company recorded a discount against Long-term debt upon the receipt of proceeds. The discount represents the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. The offset to this discount was credited to Additional Paid-in Capital. The discount is being amortized, using the interest method, from the date of receipt to the date of its maturity (August 13, 2007). Since the inception of the Purchase Agreement, on each of the dates the Company received cash proceeds, the intrinsic value exceeded the cash proceeds received. For each of the three-month periods ended March 31, 2005 and 2004, non-cash charges of $22,839 and $5,358, respectively were amortized as interest expense.

•	The Notes are classified as Long-term liabilities within the balance sheets in the following amounts:

	March 31, 2005	December 31, 2004
Long-term debt – related parties	$10,000,000	$9,000,000
Less: Discount on long-term debt – related parties	(9,946,222)	(8,969,061)

Long-term debt – related parties, net	$53,778	$30,939

•	Interest expense on the Notes is recorded monthly at the rate of 12% per annum and interest on the outstanding interest under the Bridge Loans will be recorded monthly on a compounded basis at an annual interest rate of 12%. Interest expense on the Notes for the three-month periods ended March 31, 2005 and 2004 was $275 thousand and $336 thousand, respectively. The balances of related accrued interest were $1,029 thousand and $754 thousand as of March 31, 2005 and December 31, 2004, respectively.

•	Legal fees of $200,000 were paid on behalf of and split between the two Lenders to reimburse legal expenses incurred as a result of the closing the Security Agreement. Upon payment, in the third quarter of 2003, the fees were capitalized as other long-term assets within the balance sheet and amortization commenced. The fees are being amortized over the life of the Notes (four years).

Events surrounding the closing of the Purchase Agreement and their impact on the financial statements of the Company are as follows:

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

On June 19, 2003, as a condition to the Investment under the Purchase Agreement and contingent upon the closing of the Investment under the Purchase Agreement, the holders of the Company’s Series B Preferred Stock (which consisted of three institutional holders, namely SCP Private Equity Partners II, LP, or SCP II; Mellon Ventures, LP, or Mellon; and Tandem PCS Investments, LP, or Tandem), agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 1,910,828 shares of common stock at the closing of the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 462,534 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock but excluding the Series G Bridge Warrants) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Preferred Stock expired. In addition, the Series B Holders agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Purchase Agreement. Accordingly, at the closing of the Investment under the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled and no further dividends have been or will be recorded by the Company related to the Series B Preferred Stock. As of August 14, 2003 the Series B Preferred Stock was converted into 1,910,828 shares of common stock at a conversion price of $15.70 per share.

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

As of March 31, 2005, there were a total of 12,481,927 shares of common stock outstanding with 10,536,320 shares issuable upon conversion of the principal amount of the Notes and related accrued interest. The 10,536,320 shares and other shares issuable upon conversion of such additional accrued interest are excluded from the fully diluted loss per share calculation, as their inclusion would be anti-dilutive.

TECORE and SCP II entered into a Voting Agreement, in which each agreed, among other things, to vote all shares issuable upon conversion of the Notes and shares of common stock owned by them for their respective nominees to the Board of Directors and to maintain a Board of Directors of a certain size.

TECORE is a supplier of switching equipment to the Company. At March 31, 2005, TECORE held approximately 30.6% of the outstanding shares of the Company’s common stock (or 57.6% assuming conversion of the TECORE Note, inclusive of accrued interest, and assuming no conversion of the SCP II Note) and beneficially owned approximately 36.6% of the voting power of the Company (the Company’s largest single voting block). TECORE was the Company’s second largest customer, based on revenues (23.1%), during the three-month period ended March 31, 2005 and at March 31, 2005 owed the Company approximately $2.4 million (or 38.1%) of the Company’s total net accounts receivable balance. At March 31, 2005, SCP II held approximately 14.9% of the outstanding shares of the Company’s common stock (or 29.6% assuming conversion of the SCP II Note, inclusive of accrued interest, and assuming no conversion of the TECORE Note) and beneficially owned approximately 16.2% of the voting power of the Company. Two of the directors of the Company are affiliates of TECORE; however, TECORE can appoint four board seats per the Purchase Agreement. As of March 31, 2005, TECORE’s appointees to the board were comprised of two affiliates and two independent non-affiliates.

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

The Private Placement Warrants became exercisable on October 21, 2004, have a five-year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At March 31, 2005, Private Placement Warrants to purchase 315,531 shares of common stock were outstanding at an exercise price of $13.20, which expire on October 21, 2009.

13) RESTATEMENT

Subsequent to the issuance of its financial statements for the year ended December 31, 2003 and the first three quarters of the year ended December 31, 2004, the Company determined that the discount resulting from the beneficial conversion feature in the senior convertible notes issued in 2003 (see Note 11) should have been amortized over the life of the note to comply with FASB Emerging Issues Task Force (EITF) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance with of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, which had been amended by EITF 00-27.

	As Originally Reported	As Restated
	(in thousands, except for per share amount)
Three months ended March 31, 2004
Non-cash debt conversion interest charge	$1,000.0	$—
Amortization expense on discount of convertible debt	—	5.0
Net loss attributable to common shareholders	6,645.0	5,650.0
Loss per share	1.33	1.13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Financial Statements and related notes presented elsewhere in this Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended. The words, “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances (including, without limitation, projections or estimates relating to our future cash available for operations, our anticipated customer orders or revenues during any future period, and any anticipated changes to the telecommunications market generally), are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

OVERVIEW

This discussion should be read in conjunction with the Notes to the Condensed Financial Statements contained in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM system of mobile voice and data transmission. We have substantial intellectual experience in the wireless industry and products and market our products worldwide to operators of wireless networks. A base station is a key component of a wireless network and is used to receive and transmit voice and data signals over radio frequencies. Our products include the AdaptaCell base station, a software-defined base station, meaning it uses software to control the way it encodes and decodes voice and data wireless signals, and the AirSite Backhaul Free base station, which carries voice and data signals back to the wireline network without using a physical communications link. These products are continually evolving. For example, our product line now also includes our Adaptive Array Super Capacity base station, using adaptive array technology to focus radio signals on individual handset antennas instead of spreading signals over the entire cell covered by one base station, and our RapidCell base station, a miniaturized version of our AdaptaCell base station configured for rapid deployment for use by emergency first responders or governmental agencies.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $139.8 million in net revenues from our inception through March 31, 2005. We have incurred substantial losses since commencing operations, and as of March 31, 2005, we had an accumulated deficit of $263.8 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2005. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We are likely to require additional funding during the second half of 2005, and there is no guarantee that such funding will be available to us. See Liquidity, Capital Resources, Going Concern Considerations and NASDAQ listing below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through March 31, 2005, our base stations had been deployed in twenty-seven networks. We currently sell and market our products in the U.S. through our direct sales force. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with four customers accounting for 87.1% of our net revenues during the three month period ended March 31, 2005. For the fiscal years ended December 31, 2002, 2003, and 2004, our revenue from direct sales to international customers was 29.1%, 1.7% and 0.1%, respectively. In addition, revenue from OEM sales for international deployments were 49.0%, 39.8% and 37.6% for the years ended December 31, 2002, 2003, and 2004, respectively.

During 2001, we experienced a significant period of transition. In mid-2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in the following interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; our adaptive array technology for our AdaptaCell Super Capacity base station; and our traditional GSM infrastructure market. While market demand continues to be uncertain, we believe our strategy and new direction offer the most stable and attractive opportunities for us. These four areas are interrelated and address the same basic market, that is, the wireless infrastructure market.

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

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to increase throughout 2005 as we further the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards. The cost incurred for software development performed by third parties through development agreements are carried on the balance sheet as an intangible asset until the product is deployed. Subsequent to deployment the cost is amortized over the estimated useful life of the product. Refer to Note 6 of Notes to the Condensed Financial Statements for a detailed discussion.

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

RESULTS OF OPERATIONS The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended Mar. 31,
	2005	2004
REVENUES
Equipment Revenues	68.2%	62.9%
Services Revenues	31.8%	37.1%

Total Net Revenues	100.0%	100.0%
COST OF REVENUES
Equipment Cost of Revenues	47.3%	50.7%
Services Costs of Revenues	11.7%	16.9%
Write-down of excess and obsolete inventory	5.5%	5.0%

Total Cost of Revenues	64.5%	72.5%

GROSS PROFIT	35.5%	27.5%
OPERATING EXPENSES:
Research and development	55.7%	80.1%
Sales and marketing	17.4%	20.0%
General and administrative	46.9%	60.3%

Total Operating Expenses	120.0%	160.4%

LOSS FROM OPERATIONS	-84.5%	-132.9%
TOTAL OTHER (EXPENSE) INCOME	-5.3%	-8.2%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	-89.8%	-141.1%

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net revenue: Net revenues for the three months ended March 31, 2005 increased $1.2 million or 29.0% to $5.2 million compared to $4.0 million for the three months ended March 31, 2004. This net increase was primarily attributable to a $1.9 million (or 82.9%) increase in revenues generated by our OEM/Partners, largely by Alcatel USA Sourcing and a leading aerospace and defense contractor. The OEM/Partner revenue gains were partially offset by a $0.7 million (or 43.4%) decrease in Direct Sales. The net increase in revenue was mainly derived from an increase in sales of two new (initial sales in 2004) products: Adaptive Array SuperCapacity and RapidCell base stations. During the three months ended March 31, 2005, Adaptive Array and RapidCell accounted for 63.1% or $3.3 million of our revenue compared to 22.7% or $0.9 million during the three months ended March 31 2004. Service revenue, which includes feature development services and equipment maintenance contracts, increased $0.2 million during the three months ended March 31, 2005 to $1.6 million compared to $1.5 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, $4.5 million (or 87.1%) of our revenue was generated by four customers.

We recognize the need for revenue growth to obtain profitability and achieve positive cash flow from operations. Based on our 2004 gross profit rate and taking into account a series of expense reduction efforts and product cost initiatives, we estimate that we would need revenue of approximately $12.0 million per quarter in order to achieve a positive cash flow from operations. Achievement of these revenue levels would require a substantial increase over previous years’ revenues. To address the need for revenue growth, we shifted our selling strategy in 2002 from a direct sales strategy to relying primarily on OEM/Partners to sell and distribute our products. To date, we have signed multiple non-exclusive OEM agreements with OEM/Partners including: Alcatel USA Sourcing, TECORE, Electronia and two large defense contractors. Because we have a direct sales and marketing staff of only six employees, OEM/Partners revenue is critical to our revenue strategy. Revenue generated by OEM/Partners was $4.2 million (82.1% of total revenue) and $2.3 million (57.9% of total revenue) for the three month periods ended March 31, 2005 and 2004, respectively.

We project our fiscal year 2005 business plan (the “plan”) revenue at $24-28 million with our current distribution channels. Our first quarter results were in line with the plan. The second quarter of 2005 looks to be a challenging quarter for revenue because of our limited backlog and emphasis on a major trial opportunity which is being pursued. As of March 31, 2005, we had revenue backlog of approximately $1.4 million. Our revenue projection for our Adaptive Array and RapidCell base station products exceeds $10 million for 2005. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the higher sales levels might be achieved, if at all. Our 2005 plan contains aggressive targets and there can be no assurances that these targets can be met. For example, our 2005 plan makes certain assumptions about new Adaptive Array contract awards, and if these contracts are not awarded to us, our revenue may be significantly less than our plan projects. Even if we meet these aggressive targets, revenue will fall well under the $12 million per quarter that we estimate we would need to achieve positive cash flow from operations.

Gross profit: Gross profit for the three months ended March 31, 2005 increased $0.7 million (or 66.6%) to $1.8 million as compared to $1.1 million for the three months ended March 31, 2004. The gross profit margins were 35.5% and 27.5% for the three months ended March 31, 2005 and 2004, respectively. Equipment margins increased to 22.6% during the three months ended March 31, 2005 from 11.5% during the three months ended March 31, 2004 due mainly to sales of Adaptive Array and RapidCell base stations which yield higher profit margins than our traditional commodity and coverage products. Service margins improved from 54.5% during the three months ended March 31, 2004 to 63.2% during the three months ended March 31, 2005. The $0.7 million net increase in the total gross profit is primarily derived from $2.1 million in revenue generated from Adaptive Array base station sales during the three months ended March 31, 2005 compared with no Adaptive Array revenue being generated during the three months ended March 31, 2004. However, future market conditions and economic conditions could affect the achievement of this margin objective. Cost of revenues for the three months ended March 31, 2005 also includes $43 thousand of non-cash stock compensation expense versus $48 thousand during the three months ended March 31, 2004.

Research and development: Research and development expenses for the three months ended March 31, 2005 decreased $0.3 million or 10.2% to $2.9 million compared to $3.2 million for the three months ended March 31, 2004. This net decrease was primarily the result of reductions in non–cash stock compensation expense of $0.1 million and labor costs of $0.2 million. Decreased labor costs were the result of transferring engineers from research and development projects onto revenue generating feature development projects, in which case their labor was accounted for within cost of revenues. Our 2005 annual plan projects research and development costs to trend downward due primarily to an expected decrease in non-cash stock compensation expense from $2.8 million in 2004 to $1.9 million in 2005, offset by an anticipated increase in labor costs resulting from our continuing effort to accelerate development.

Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2005 increased $97 thousand or 12.1% to $897 thousand compared to $800 thousand for the three months March 31, 2004. The net increase was due primarily to increases in trade show and salary expenses. We are expecting sales and marketing costs to continue trending upward in 2005 since anticipated increased revenue should result in increased sales commissions. The sales and marketing related portion of the non-cash stock compensation expense is expected to decrease from $0.8 million in 2004 to $0.5 million in 2005.

General and administrative: General and administrative expenses for the three months ended March 31, 2005 increased $8 thousand to $2,423 thousand as compared to $2,415 thousand for the three months ended March 31, 2004.

Total other expense: Total other expense for the three months ended March 31, 2005 decreased $55 thousand or 16.8% to $273 thousand compared to $328 thousand for the three months ended March 31, 2004. The decrease was mainly the result of a decrease in interest charged on our convertible debt (described in Note 11 of Notes to the Condensed Financial Statements) that was attributed to a decrease in the average convertible debt balance. The average convertible debt balance decreased to $9.3 million in the three months ended March 31, 2005 from $11.0 in the three months ended March 31, 2004 due to conversions of debt to common stock that occurred during the last three quarters of 2004. These note balances are currently included in the Stockholders’ Equity balance.

RESTATEMENT

As described more fully in Note 13 in Notes to the Condensed Financial Statements, we have restated certain items for the three months ended March 31, 2004, with respect to the timing of our recognition of certain non-cash interest charges resulting from the beneficial conversion feature of our August 2003 convertible note financing.

Significant non-cash charges which affected our net loss attributed to common stockholders during the three months ended March 31, 2005 and 2004 were as follows:

•	Non-cash Stock Compensation Expenses: Stock compensation expenses for the three months ended March 31, 2005 were $2.3 million compared to $2.4 million for the three months ended March 31, 2004. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working (see Note 8 in Notes to the Condensed Financial Statements). As of March 31, 2005, the balance of deferred compensation was $3.7 million that will be amortized over the second and third quarters of 2005.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 year	1 –3 years	Over 3 years
Operating lease obligations	$561	$448	$113	$—
Capital lease obligations	3	3	—	—
Other purchase obligations and commitments [1]	2,690	2,690	—	—
Long-term debt obligations [2]	14,127	—	14,127	—

Total	$17,381	$3,141	$14,240	—

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in Note 6 in Notes to the Condensed Financial Statements.
[2]	Includes principal balance on Security Purchase Agreement Notes ($10.0 million) as of March 31, 2005, accrued interest ($1.0 million) on the principal balance of the Notes as of March 31, 2005, and related future interest ($2.9 million) to be accrued from January 1, 2005 through the maturity date of August 13, 2007, assuming no future conversion of Notes to common stock.

Also includes deferred accrued interest on the Bridge Loan of $160,741 and accrued interest of $93,784 on this amount through its maturity date of August 13, 2007 (see Note 11 in Notes to the Condensed Financial Statements).

Certain remaining obligations under our agreement with ArrayComm (see Note 6 in Notes to the Condensed Financial Statements) are not included above as they are contingent upon the shipment of 100 SuperCapacity base stations, which cannot be estimated at this point. As of March 31, 2005, we have shipped 18 SuperCapacity base stations.

LIQUIDITY, CAPITAL RESOURCES, GOING CONCERN CONSIDERATIONS AND NASDAQ LISTING

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of March 31, 2005, we had an accumulated deficit of $263.8 million. Cash used in operations and to fund capital expenditures for the three month periods ended March 31, 2005 and 2004 was $2.0 million and $1.7 million, respectively. We expect to have an operating loss throughout 2005. At March 31, 2005, our principal source of liquidity was $5.0 million of cash and cash equivalents, $6.4 million of accounts receivable, our contract backlog of $1.4 million and future contracts as awarded. Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding. As of May 2, 2005 our cash balance was $4.7 million. Our current 2005 operating plan projects that cash available from planned revenue combined with the $4.7 million cash on hand at May 2, 2005 may be adequate to defer the requirement for new funding until the second half of 2005. There can be no assurances that new financing can be secured at a reasonable cost, if at all.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as ours has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our weak capital structure. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with four customers accounting for 87.1% of our total revenue for the three months ended March 31, 2005), our ability to address large customer expectations and product defects, our ability to design new products, the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, our reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that we will be required to discontinue operations if we are unable to obtain additional funding or dramatically reduce our expenditures. A dramatic reduction in expenditures may significantly reduce our ability to compete. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. We have limited cash resources and therefore we must reduce our negative cash flows or secure additional funding in the near term to continue operations. Obtaining additional funding would require the approval of our senior note holders, and would likely be subject to additional conditions, and there can be no assurances that we will be able to find such financing even if our senior note holders would permit it. Likewise, there can be no assurances that we will succeed in achieving our goals and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debt to the holders of our senior notes, in accordance with the Securities Purchase Agreement described in Note 11 in Notes to the Condensed Financial Statements, or to any other holders. Accordingly, should we file for bankruptcy, there is no assurance that our stockholders would receive any value.

We have engaged a financial advisor to assist us in identifying and evaluating strategic business options. These options include, but are not limited to, i) seeking strategic partners and/or strategic investors and ii) a business combination or acquisition.

Considering the uncertainty regarding our ability to materially increase revenue or significantly reduce expenses, our cash requirements throughout 2005 will likely exceed available cash resources. As a result of this condition, management is continuing to evaluate other funding options.

No assurance can be given that additional financing will be available to us on acceptable terms, or at all.

We may not continue to meet NASDAQ listing standards. Under continued listing standard one (rule 4450(a)), companies listed on the NASDAQ National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). At various times in 2003, 2004 and 2005 our share price traded at and occasionally below the required minimum bid price of $1.00 per share for continued listing and/or the we did not comply with the total stockholders’ equity requirement. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard or the total stockholders’ equity standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was approximately $1.9 million during the three months ended March 31, 2005 compared with $1.5 million during the three months ended March 31, 2004. The $0.4 million increase in net cash used in operating activities was primarily the result of decreases in accounts receivable and accrued expenses during the three months ended March 31, 2004 that were unmatched during the three months ended March 31, 2005.

For the three months ended March 31, 2005 cash was provided through an increase in customer deposits which was attributed to increases in customers’ prepayments of annual maintenance contracts, an increase in accrued license and royalty fees related to the sales of SuperCapacity Base Stations (see Note 6 in Notes to the Condensed Financial Statements), and an increase in accrued interest on the long-term convertible debt (see Note 11 in Notes to the Condensed Financial Statements).

The foregoing was offset by cash used during the three months ended March 31, 2005 through a decrease in accounts payable due to a decrease in revenue during the three months ended March 31, 2005 and the net loss incurred during the three months ended March 31, 2005.

Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging up to 50% of the contracted amount are typically received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. The terms vary from contract to contract but are always agreed to in the initial contract. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag will require an increase in investments in working capital as our revenues increase.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities (capital expenditures) for the three months ended March 31, 2005 was $87 thousand compared to $126 thousand for the three months ended March 31, 2004. The level of capital expenditures remains low, as our physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $1.0 million for both of the three-month periods ended March 31, 2005 and 2004, which was the result of proceeds from installments received on the long-term convertible debt as described in Note 11 of our Notes to the Condensed Financial Statements.

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

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the future financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance is reduced when a customer who previously was deemed a collection risk makes payments to us, eliminating the need for the allowance or when a receivable is written off.

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

Warranty and Customer Support—We offer one year warranties for the products that we sell which generally provides for a basic limited warranty, including parts and labor for any product deemed to be defective. Actual warranty costs are charged to expense as incurred. Generally, we estimate the warranty costs that may be incurred in the future based largely on the ratio of historical warranty costs in relation to revenue recognized in the corresponding period. The resulting liability is reviewed on a quarterly basis and adjusted accordingly. Factors that may affect the warranty liability include the number of products sold and historical and anticipated warranty claims.

RISK FACTORS

In addition to the following risk factors, see RISK FACTORS included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Ourproducts are designed to operate at frequencies defined by the GSM standard. In our pursuit of selling our products to the U.S. Government and U.S. Government contractors for use domestically, Government customers may wish to use AirNet products at frequencies that may not be consistent with regard to frequency spectrum policies of the FCC and NTIA for use by those Government agencies. The inability of AirNet or Government customers to adequately address frequency spectrum policies with regard to use of AirNet products by Government customers within the United States, can have an adverse effect on our ability to sell our products in that market segment.

If we do not succeed in the development of new products and product features in response to changing technology and standards, customers will not buy our products. We need to develop new products and product features in response to the evolving demands for better technology or our customers will not buy our products. The market for our products is characterized by rapidly changing technology, evolving industry standards, emerging wireless transmission standards, and frequent new product introductions and enhancements. If we fail to develop our technology, we will lose significant potential market share to our competitors. If we are unable to realize the performance and capacity enhancements from these new product developments, then we will be unable to meet our customers’ needs and will be unable to meet our business goals.

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

Investment in our stock is speculative, and our stock price is volatile. In light of the current market conditions for wireless communications, our uncertain financial condition and recent sales of our shares by significant stockholders, including SCP II and TECORE, Inc., we believe that an investment in our stock is highly speculative. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

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

We may not continue to meet NASDAQ listing standards. Under continued listing standard one (rule 4450(a)), companies listed on the NASDAQ National Market are required to have net tangible assets of $4 million, total stockholders’ equity of $10 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). At various times in 2003, 2004 and 2005, our share price traded at and occasionally below the required minimum bid price of $1.00 per share for continued listing and/or the we did not comply with the total stockholders’ equity requirement. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard or the total stockholders’ equity standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future.

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

We have started to sell our products and services to the U.S. Government or U.S. Government contractors, and the loss of these relationships or a shift in government funding could have adverse consequences on our business. Approximately 23.0% and 23.4% of our net sales during fiscal 2004 and the three months ended March 31, 2005, respectively were to the U.S. Government or to U.S. Government contractors. Therefore, any significant disruption or deterioration of these relationships with the U.S. Government and its contractors could significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and likely will continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.

If we lose key personnel or are unable to hire additional qualified personnel, we may not be able to operate our business successfully. Our future success largely depends on our ability to attract and retain highly skilled hardware and software engineers, particularly call processing engineers and digital signal processing engineers. If we cannot continue to attract and retain quality personnel, that failure would significantly limit our ability to compete and to grow our business. Our success also depends upon the continuing contributions of our key management, research, product development, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. Except for an employment and severance agreement we have with Glenn Ehley, our CEO and President, and Joseph F. Gerrity, our CFO and Vice President, and a noncompetition agreement that we have with Terry Williams, our CTO, we do not have employment or noncompetition agreements with any of our key officers. We also do not have key man life insurance policies covering any of our employees.

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

Control by our existing stockholders could discourage the potential acquisition of our business. As of May 2, 2005, 5% or greater stockholders and their affiliates owned approximately 5.7 million shares of our common stock or approximately 45.6% of our outstanding shares of common stock. In addition, two of these stockholders, TECORE and SCP Private Equity Partners II, L.P. (“SCP II”), hold the rights to acquire another approximately 10.7 million shares of common stock upon conversion or exercise of other securities. Acting together, these stockholders would be able to control all matters requiring approval by stockholders, including the election of directors. Moreover, since the sale of the secured convertible notes to TECORE and SCP II, the combined interests of these two investors constitute a potential controlling interest in the Company, with TECORE holding a majority of the outstanding shares on a fully diluted basis (assuming full conversion of TECORE’s Note). This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Some of our larger investors have sold and may attempt to further sell their common stock, which may depress the market price of our securities. SCP Private Equity Partners II, LP and TECORE each beneficially hold more than 5% of the Company’s common stock. SCP Private Equity Partners II, LP, which at May 2, 2005 held approximately 1.9 million shares of common stock, sold approximately 1.1 million shares in 2004 and may continue selling throughout 2005. TECORE, which at May 2, 2005 held approximately 3.8 million shares, sold approximately 0.9 million shares in 2004 and may continue selling throughout 2005. Other large investors may elect to sell at the same or proximate times. If any one of these investors sells their common shares, the number of buyers in the market may not support the shares being sold and the market price of our shares could drop. The effect of these sales could be further accelerated in the event the Company is not able to maintain its NASDAQ National Market listing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that have the option to renew on a monthly basis. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at March 31, 2005.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls and procedures include certain components of its internal control over financial reporting. Insofar as management’s assessment of the Company’s disclosure controls and procedures involves an assessment of its internal control over financial reporting, such assessment is expressed at the level of reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. In performing its evaluation, management reviewed in particular the Company’s practices relating to the treatment of the non-cash interest expense relating to its August 2003 convertible note financing and the related restatement reflected in the Annual Report on Form 10-K for the year ended December 31, 2004 and described in Note 13 of Notes to the Condensed Financial Statements. The evaluation considered the procedures used by the Company in facing non-routine or complex transactions, including its reliance on consultation with its outside financial experts in connection with the accounting treatment for such complex transactions where appropriate, and considered whether such procedures are effective, among other things, in providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States. In light of the restatement described above, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

The Company, under the supervision of its Certifying Officers, is currently evaluating potential steps that it can take to remediate any deficiencies in its disclosure controls and procedures, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise. The Company has also been using an outside consultant to assist the Company with its review of internal controls over financial reporting. As noted above, particularly in light of the Company’s limited resources, the Company’s control system is unlikely to provide absolute assurance that the objectives of the control system are met, even if certain remedial steps can be identified and taken.

The Certifying Officers also have indicated that there were no changes in our internal control over financial reporting during the first quarter of fiscal 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of the Company’s Board of Directors has accepted the pending settlement. Under the terms of the settlement agreement, the defendant issuers’ insurers have agreed to guarantee the plaintiffs the amount of one billion dollars less the total of all of the plaintiffs’ recoveries from the underwriter defendants. None of the proceeds will be distributed to any proposed class member until after the conclusion of the class members’ proceedings with respect to the underwriter defendants. Furthermore, pursuant to the agreement, the issuer defendants have assigned all their potential claims against the underwriter defendants to a litigation trust, to be represented by plaintiffs’ counsel. On February 15, 2005, the Court granted preliminary approval of the proposed settlement. The Court’s approval is contingent on certain modifications of the settlement provisions concerning a bar on claims of contribution. A proposed amendment to the settlement addressing the Court’s concerns has been prepared and is currently awaiting approval from the other issuers to this action.

Under the terms of the settlement, there would be no liability to be recorded by the Company. Pursuant to a separate agreement, the insurers have also agreed to pay the issuers’ defense costs incurred on or subsequent to June 1, 2003 on a pooling basis. Furthermore, pending approval, the individual tolling agreements dismissing the named individual defendants have been extended, so that the individual defendants will be covered by the settlement as well. Final approval of the settlement remains pending before the Court and, given the Court’s scheduling orders, will likely not be determined until 2006. While awaiting final court approval of the settlement, the issuers, including the Company, have complied with discovery obligations specified in the settlement, by providing a limited number of documents.

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

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005

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