Form 10-Q
period 2005-06-30
AIRNET COMMUNICATIONS CORP
filed 2005-08-10
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, 12,488,927 shares of the registrant’s common stock, par value $.001 per share were outstanding.

AIRNET COMMUNICATIONS CORPORATION

TRADEMARK AND TRADE NAMES

The stylized AirNet mark, AirNet®, AdaptaCell®, AirSite®, Backhaul Free™, RapidCell™, TripCap™, SuperCapacity™, DirectLinkTM, InteliBSS™ and iBSS™ are trademarks of AirNet Communications Corporation.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

In this document, the words “we,” “our,” “ours,” and “us” refer only to AirNet Communications Corporation and not any other person or entity.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2005	Dec. 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,116	$5,957
Accounts receivable - net of allowance for doubtful accounts of $ 291 at June 30, 2005 and $325 at Dec 31, 2004, respectively	2,270	3,228
Accounts receivable - related party	765	2,995
Inventories	8,872	9,960
Prepaid expenses	454	627
Other	84	279

TOTAL CURRENT ASSETS	21,561	23,046
Property and equipment, net	3,481	3,665
Deposits	65	71
Software development and licensing	1,862	2,117
Other long-term assets	63	90

TOTAL ASSETS	$27,032	$28,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,744	$3,151
Current portion of capital lease obligations	2	5
Customer deposits	2,426	1,438
Deferred revenues	561	324
Other accrued expenses	2,845	2,219

TOTAL CURRENT LIABILITIES	8,578	7,137

LONG-TERM LIABILITIES:
Long-term convertible debt, net of discount - related parties	93	31
Interest on long-term convertible debt - related parties	1,328	754
Other long-term liabilities	220	209

TOTAL LONG-TERM LIABILITIES	1,641	994

TOTAL LIABILITIES	10,219	8,131
STOCKHOLDERS’ EQUITY	16,813	20,858

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$27,032	$28,989

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	UNAUDITED
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(as restated - see Note 13)		(as restated - see Note 13)
REVENUES:
Equipment Revenues	$4,277	$3,694	$7,802	$6,214
Services Revenues	1,117	1,748	2,757	3,233

Total Net Revenues	5,394	5,442	10,559	9,447
COST OF REVENUES:
Equipment Cost of Revenues	3,321	2,924	5,766	4,954
Services Cost of Revenues	314	1,157	917	1,832
Write-down of excess and obsolete inventory	47	0	331	200

Total Cost of Revenues	3,682	4,081	7,014	6,986

GROSS PROFIT	1,712	1,361	3,545	2,461

OPERATING EXPENSES:
Research and development	3,238	2,645	6,116	5,852
Sales and marketing	796	658	1,693	1,458
General and administrative	2,315	2,354	4,738	4,769

Total costs and expenses	6,349	5,657	12,547	12,079

LOSS FROM OPERATIONS (1)	(4,637)	(4,296)	(9,002)	(9,618)

OTHER (EXPENSE) INCOME, NET:
Interest income	32	24	61	39
Amortization expense on discount of convertible debt	(39)	(1,008)	(62)	(1,014)
Interest charged on convertible debt	(310)	(340)	(585)	(676)
Interest expense	5	5	(1)	(3)
Other, net	11	1	13	8

TOTAL OTHER EXPENSE, NET	(301)	(1,318)	(574)	(1,646)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,938)	$(5,614)	$(9,576)	$(11,264)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.40)	$(0.89)	$(0.77)	$(2.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	12,483,945	6,330,447	12,480,367	5,646,132

(1)	Loss from Operations includes non-cash stock compensation expenses of $2,270 and $2,341 for the three months ended June 30, 2005 and 2004, respectively and $4,529 and $4,727 for the six months ended June 30, 2005 and 2004 respectively.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Note Receivable- Officer and Former Officer	Total
	Shares	Amount
BALANCE DECEMBER 31, 2004	12,472,685	$12	$286,172	$(259,112)	$(6,109)	$(105)	$20,858

Discount on convertible long-term debt - related parties	—		1,000	—	—	—	1,000
Exercise of common stock options	9,242	—	1	—	—	—	1
Deferred stock-based compensation	—	—	2	—	(2)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,259	—	2,259
Forfeiture of common stock options	—	—	(122)	—	122	—	—
Net loss	—	—	—	(4,638)	—	—	(4,638)

BALANCE MARCH 31, 2005	12,481,927	$12	$287,053	$(263,750)	$(3,730)	$(105)	$19,480

Exercise of common stock options	7,000	—	1	—	—	—	1
Deferred stock-based compensation	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,270	—	2,270
Forfeiture of common stock options	—	—	(67)	—	67	—	—
Net loss	—	—	—	(4,938)	—	—	(4,938)

BALANCE JUNE 30, 2005	12,488,927	$12	$286,987	$(268,688)	$(1,393)	$(105)	$16,813

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	UNAUDITED Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net cash used in operating activities	$(2,347)	$(8,135)
Non-cash stock-based compensation expense	4,529	4,727

OPERATING ACTIVITIES - NET CASH PROVIDED BY/(USED) IN OPERATING ACTIVITIES	2,182	(3,408)
INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	(23)	(83)

NET CASH USED BY INVESTING ACTIVITIES	(23)	(83)
FINANCING ACTIVITIES:
Net proceeds from issuance of notes payable	1,000	2,000
Net proceeds from issuance of common stock	2	5,142
Principal payments on capital lease obligations	(2)	(51)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	7,091

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,159	3,600

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,957	5,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,116	$8,660

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(FOR THE SIX MONTHS ENDED JUNE 30, 2005)

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

These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or for any future period.

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

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have reflected the pro forma amounts as follows:

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
Net loss attributable to common stock, as reported	$(4,938)	$(5,614)	$(9,576)	$(11,264)
Add: Stock-based employee compensation expense included in reported net loss	2,270	2,341	4,529	4,727
Deduct: Pro forma fair value stock compensation expense	(1,403)	(1,892)	(2,844)	(4,503)

Pro forma net loss attributable to common stock	$(4,071)	$(5,165)	$(7,891)	$(11,040)

Net loss per share attributable to common stockholders — basic and diluted, as reported	$(0.40)	$(0.89)	$(0.77)	$(2.00)

Net loss per share attributable to common stockholders — basic and diluted, pro forma	$(0.33)	$(0.82)	$(0.63)	$(1.96)

In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is currently evaluating the two methods of adoption allowed by SFAS 123(R): the modified-prospective transition method and the modified-retrospective transition method and has yet to determine what effect the adoption of this statement will have on its financial statements. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively, beginning with awards granted, modified, repurchased or cancelled after the fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended its Regulation S-X to amend the date of compliance with SFAS 123(R) to the first reporting period of the first fiscal year beginning on or after June 15, 2005. We anticipate adopting SFAS 123(R) on January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

2) LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of June 30, 2005, had an accumulated deficit of $268.7 million. Cash provided by (used in) operations and to fund capital expenditures for the six month periods ended June 30, 2005 and 2004 was $2.2 and $(3.4) million, respectively. The Company expects to have an operating loss at least throughout 2005. At June 30, 2005, the Company’s principal source of liquidity was $9.1 million of cash and cash equivalents, $3.0 million of accounts receivable, contract backlog of $5.9 million and future contracts as awarded. Such conditions raise substantial doubt that the Company will be able to continue as a going concern without receiving additional funding. As of August 5, 2005 the Company’s cash balance was $6.5 million. The Company’s current 2005 operating plan projects that cash available from planned revenue combined with the on hand at August 5, 2005 may be adequate to defer the requirement for new funding at least until the fourth quarter of 2005. There can be no assurances that new financing can be secured at a reasonable cost, if at all.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by its weak capital structure. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, its ability to raise capital, its dependence on key personnel, its dependence on a limited number of customers (with six customers accounting for 84.6% of its total revenue for the six months ended June 30, 2005), its ability to address large customer expectations and product defects, its ability to design new products, the erosion of product prices, its ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, its ability to generate consistent sales, its ability to finance research and development, government regulation, technological innovations and acceptance, competition, its reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that the Company will be required to discontinue operations if it is unable to obtain additional funding, increase revenue to cash flow breakeven levels or dramatically reduce its expenditures. A dramatic reduction in expenditures may significantly reduce its ability to compete. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely that its operations will consume cash in the foreseeable future. The Company has limited cash resources and therefore must reduce its negative cash flows or secure additional funding in the near term to continue operations. Obtaining additional funding would require the approval of the Company’s senior note holders, and would likely be subject to additional conditions, and there can be no assurances that the Company will be able to find such financing even if its senior note holders would permit it. Likewise, there can be no assurances that the Company will succeed in achieving its goals and failure to do so in the near term will have a material adverse effect on the Company’s business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debt to the holders of its senior notes, in accordance with the Securities Purchase Agreement described in Note 11, or to any other creditors. Accordingly, should the Company file for bankruptcy, there is no assurance that its stockholders would receive any value.

The Company has engaged financial advisors to assist in identifying and evaluating strategic business options. These options include, but are not limited to, i) seeking strategic partners and/or strategic investors, ii) financial investors and iii) a business combination or acquisition. The Company is also positioning to partially fund an Adaptive Array SuperCapacity base station trial with a major operator in a major domestic metropolitan area. The Company expects that this trial, if conducted, would be co-funded by the Company and the operator. The Company would provide, on a temporary basis, the Adaptive Array base stations necessary for the trial at no charge to the operator.

Considering the uncertainty regarding the Company’s ability to materially increase revenue or significantly reduce expenses, its cash requirements throughout 2005 may exceed its available cash resources. As a result of this condition, management is continuing to evaluate other funding options. The Company is negotiating with a potential investor a proposed secured revolving line of credit including convertible debt and warrants for common stock. The consent and approval of the Company’s secured note holders will be required. The Company cannot provide assurance that the senior note holders will approve the transaction or that the financing transaction will close, or, if closed, that it will be on terms favorable to the Company or its stockholders.

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

The Company recognizes revenue from service agreements on a straight-line basis unless its obligation is fulfilled in a different pattern, over the contractual term of the agreement.

Revenue on certain long-term contracts is recognized on a percentage of completion basis. The cost incurred to date is taken as a percentage of the estimated cost at completion and this percentage is used to compute revenue on an inception-to-date basis.

4) ACCOUNTS RECEIVABLE

Accounts receivable have decreased from $3.2 million (net of allowance for doubtful accounts of $325 thousand) at December 31, 2004 to $2.3 million (net of allowance for doubtful accounts of $291 thousand) at June 30, 2005.

The allowance for doubtful accounts receivable of $291 thousand at June 30, 2005 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

Accounts receivable due from a related party, TECORE (see Note 11 to these Condensed Financial Statements) were $0.8 million and $3.0 million at June 30, 2005 and December 31, 2004, respectively. The Company considered the status of this account in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of June 30, 2005. TECORE is also one of the Company’s significant investors and its designees currently hold four of the Company’s ten board seats. Two of the ten board seats are currently vacant.

5) INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2005	Dec. 31, 2004
Raw Materials	$6,702	$7,474
Work in Process	1,272	1,406
Finished Goods	898	1,080

	$8,872	$9,960

6) SOFTWARE DEVELOPMENT AND LICENSING

Software development and licensing consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Software development and licensing costs	$2,534	$2,534
Less: Accumulated amortization	672	417

Software development and licensing costs, net	$1,862	$2,117

Software development and licensing costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software which has been integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as certain Company development milestones are reached. The total amount paid under this agreement was approximately $1.1 million at June 30, 2005. The remaining balance of approximately $0.4 million in licensing and first year maintenance fees are payable as certain specified milestones are reached, with payments expected in 2005. During the second quarter of 2004, the Company began marketing the EDGE software and therefore commenced amortizing this product over its five-year estimated useful life. Accumulated amortization at June 30, 2005 was $239 thousand and related amortization expense for the six month period ended June 30, 2005 was $114 thousand. In addition to the licensing fees and non-recurring engineering fees paid, royalties will be payable on a per EDGE enabled base station basis. The Company deployed its first EDGE enabled base stations during January 2005.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003, at which point, recognition of amortization commenced using a straight-line method over a five-year estimated useful life. Accumulated amortization at June 30, 2005 was $411 thousand and related amortization expense for each of the six month periods ended June 30, 2005 and 2004 was $130 thousand. In addition to the $1.3 million of software costs, a licensing fee of $1.2 million is payable 30 days following the shipment of the 100th SuperCapacity base station; and royalties are payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 SuperCapacity base stations. As of June 30, 2005, the Company has shipped 18 SuperCapacity base stations.

The third agreement pertains to a license buy-out for a supplement to the Company’s EDGE software during 2004. The total amount paid under this agreement was $103 thousand, which represents a one-time license fee. No royalties are due under this agreement. This supplement is currently integrated into the Company’s base station product line and therefore being amortized over a five-year estimated useful life. Accumulated amortization at June 30, 2005 and December 31, 2004 was $22 thousand and $12 thousand, respectively; and amortization expense for the six-month periods ended June 30, 2005 and 2004 was $10 thousand and $2 thousand, respectively.

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss attributable to common stockholders	$(4,938)	$(5,614)	$(9,576)	$(11,264)
Weighted average common shares outstanding	12,483,945	6,330,447	12,480,367	5,646,132
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.89)	$(0.77)	$(2.00)

Weighted average potentially dilutive securities excluded from the diluted loss per share calculations consist of the following:

Options to purchase common stock	1,651,578	1,983,301	1,679,272	1,978,194
Warrants to purchase common stock	324,232	9,045	324,232	35,483
Stock underlying convertible debt	9,553,444	10,508,305	9,226,197	10,320,452
Stock underlying convertible interest	1,077,967	887,494	942,039	723,964

Total	12,607,221	13,388,145	12,171,740	13,058,093

8) STOCK-BASED COMPENSATION PLANS

Effective upon the closing of the August 2003 Investment under the Purchase Agreement described in Note 11, the Company amended its stock option plan. Under the amended plan the number of options available for grant was increased to 3,074,299. After the closing of the Investment, 2,008,193 options at a strike price of $0.10 per share were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement. The granting of the non-qualified stock options to employees will have a non-cash impact to the earnings of the Company of $19.1 million amortized ratably over the two-year vesting period ending in September 2005. The amortization expense of these grants during the three-month periods ended June 30, 2005 and 2004 was approximately $2.3 million each. The amortization expense of these grants during the six-month periods ended June 30, 2005 and 2004 was approximately $4.5 million and $4.7 million, respectively In January 2004, as a result of the change of control that occurred when the additional $1.0 million payment on the Securities Purchase agreement was made, the vesting on all options outstanding prior to August 13, 2003 accelerated.

The following table summarizes option activity for the six months ended June 30, 2005:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
		LOW	HIGH
Outstanding at December 31, 2004	2,008,927	$0.10	$397.50	$4.24
Granted	5,500	1.10	1.10	1.10
Terminated	(23,583)	.10	339.40	10.97
Exercised	(16,242)	.10	1.10	0.12

Outstanding at June 30, 2005	1,974,602	$0.10	$397.50	$4.17

For options outstanding and exercisable at June 30, 2005, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	REMAINING		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
PRICE RANGE	NUMBER	LIFE		NUMBER
$0.10 -$4.40	1,828,135	8.2 years	$0.13	814,656	$0.11
4.50 – 10.00	63,618	6.4 years	$4.75	61,016	$4.63
10.10 – 25.00	20,514	4.0 years	$22.58	20,514	$22.58
25.10 – 50.00	32,581	5.6 years	$46.65	31,889	$46.79
50.10 – 397.50	29,754	4.8 years	$192.09	29,754	$192.09

Total	1,974,602	8.0 years	$4.17	957,829	$8.40

The outstanding options expire at various dates through June, 2015. At June 30, 2005, a total of 957,829 options were exercisable, with a weighted average exercise price of $8.40 per share. The weighted average remaining contractual life of options at June 30, 2005 with exercise prices ranging from $0.10 to $397.50 was 8.0 years.

During the six months ended June 30, 2005, 5,500 stock options were granted with a strike price of $1.10 per share, and 16,242 options were exercised at strike prices ranging from $0.10 to $1.10.

At June 30, 2005, a total of 759,380 shares of the Company’s common stock were available for future grants of stock options.

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

No warrants were exercised during the six-month period ended June 30, 2005. As of June 30, 2005 and December 31, 2004, warrants to purchase 8,701 shares of common stock, were outstanding at an exercise price of $4.30 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued in August 1999 expire on August 1, 2009.

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

11) SECURITIES PURCHASE AGREEMENT TRANSACTION

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement) with TECORE, Inc., a Texas corporation (TECORE), and SCP Private Equity Partners II, L.P., a Delaware limited partnership (SCP II and together with TECORE, the Lenders), pursuant to which each of the Lenders agreed to make loans to the Company of up to $3.0 million (collectively, the Commitments or Bridge Loans), for an aggregate interim financing of $6.0 million. The Company was allowed to draw down the balance of the Commitment at its discretion upon compliance with certain conditions set forth in the Loan Agreement. The annual interest rate on the Bridge Loans was 2% plus prime rate as quoted in The Wall Street Journal. The Bridge Loans were due on May 24, 2003 but the due date was extended until the closing of the Securities Purchase Agreement by the Lenders discussed below.

On June 5, 2003, the Company, and the Lenders entered into a Securities Purchase Agreement (Purchase Agreement) for the issuance and sale to the lenders of senior secured convertible notes (the Notes) in the principal amount of $16.0 million (the Investment) in a private placement. The Lenders have demand registration rights with respect to the shares issuable upon conversion of the Notes. The Notes are collateralized by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the Lenders under the terms and conditions of the Purchase Agreement. The Purchase Agreement was disclosed in an attachment to the Company’s Form 8-K filed on June 9, 2003.

The Company’s stockholders approved the closing of the Investment under the Purchase Agreement on August 8, 2003 and the Purchase Agreement closed on August 13, 2003. On that date, the Company issued Notes of $16.0 million ($4.0 million and $12.0 million to SCP II and TECORE, respectively), which carry an interest rate of 12% per annum, an initial conversion rate of $1.081 and a maturity date of August 13, 2007. Payment of all accrued interest there from is deferred until the maturity date. The Notes, inclusive of interest, have voting rights equivalent to the number of shares into which the Notes and accrued interest could be converted at a deemed conversion price of $5.70.

Upon the closing of the Purchase Agreement, the Company immediately received $8.0 million in proceeds ($4.0 million each from SCP II and TECORE) and the principal balance of the Bridge Loans ($6.0 million) was due and paid from the proceeds. The interest accrued on these Bridge Loans was deferred by the Lenders and is due and payable four years from the closing date under the Purchase Agreement. The interest rate at 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of June 30, 2005 the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $38,745. The interest on the Bridge Loans and any accrued interest on this amount are not convertible into shares of common stock.

Pursuant to the Purchase Agreement, the remaining proceeds from the Investment were due from TECORE and scheduled in eight quarterly installments of $1.0 million each, as detailed in the table below:

Source	Amount of Funding	Date Due	Date Received
SCP Private Equity Partners II, LP	$4,000,000	8/13/03	8/13/03
TECORE, Inc.	$4,000,000	8/13/03	8/13/03
TECORE, Inc. (1)	$1,000,000	8/13/03	8/13/03
TECORE, Inc.	$1,000,000	9/30/03	10/8/03
TECORE, Inc.	$1,000,000	12/31/03	1/7/04
TECORE, Inc.	$1,000,000	3/31/04	04/14/04
TECORE, Inc.	$1,000,000	6/30/04	07/09/04
TECORE, Inc.	$1,000,000	9/30/04	09/30/04
TECORE, Inc.	$1,000,000	12/31/04	12/31/04
TECORE, Inc.	$1,000,000	3/31/05	03/03/05

(1)	The first installment payment originally scheduled for June 30, 2003 was received by the Company at the closing of the Purchase Agreement on August 13, 2003; as a result, TECORE’s Note at closing totaled $5 million.

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

	As of June 30, 2005		As of December 31, 2004		As of August 13, 2003
	Dollars	Underlying Shares	Dollars	Underlying Shares	Dollars	Underlying Shares
Conversion Rate	$1.046743		$1.046743		$1.081000
TECORE
Principal	$8,000,000	7,642,755	$7,000,000	6,687,410	$5,000,000	4,625,347
Accrued Interest	547,507	523,057	$92,494	88,363	$—	—
SCP Equity Partners II
Principal	$2,000,000	1,910,689	$2,000,000	1,910,688	$4,000,000	3,700,278
Accrued Interest	780,493	745,640	$661,479	631,940	$—	—
Total
Principal	$10,000,000	9,553,444	$9,000,000	8,598,098	$9,000,000	8,325,625
Accrued Interest	1,328,000	1,268,697	$753,973	720,303	$—	—
Grand Total	$11,328,000	10,822,141	$9,753,973	9,318,401	$9,000,000	8,325,625

The approximate fair value of the notes, excluding giving consideration to potential conversions to common stock, as of June 30, 2005 and December 31, 2004 was $11,328,000 and $9,754,000, respectively.

The table below details all conversions of both principal and interest that have occurred since the inception of the Purchase Agreement.

Date	Lender	Type	Amount	Conversion Rate	Resulting Shares
4/9/2004	TECORE	Principal	$1,000,000	$1.046743	955,344
9/30/2004	TECORE	Principal	3,000,000	$1.046743	2,866,033
12/27/2004	SCP II	Principal	2,000,000	$1.046743	1,910,689
12/28/2004	TECORE	Interest	1,000,000	$1.046743	955,344

			$7,000,000		6,687,410

The accounting treatment of the Notes and the resulting impacts on the financial statements of the Company are as follows:

•	As a result of the beneficial conversion feature embedded in the Notes, which provide for conversion of the Notes into the Company’s common stock at any time, the Company recorded a discount against long-term debt upon the receipt of the proceeds. The discount represents the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. The offset to this discount was credited to Additional Paid-in Capital. The discount is being amortized, using the interest method, from the date of receipt to the date of its maturity (August 13, 2007). Since the inception of the Purchase Agreement, on each of the dates the Company received cash proceeds, the intrinsic value exceeded the cash proceeds received. For each of the six-month periods ended June 30, 2005 and 2004, non-cash charges of $61,626 and $1,013,733, respectively were amortized as interest expense.

•	The Notes are classified as Long-term liabilities within the balance sheets in the following amounts:

	June 30, 2005	December 31, 2004
Long-term debt – related parties	$10,000,000	$9,000,000
Less: Discount on long-term debt – related parties	(9,907,435)	(8,969,061)

Long-term debt – related parties, net	$92,565	$30,939

•	Interest expense on the Notes is recorded monthly at the rate of 12% per annum and interest on the outstanding interest under the Bridge Loans will be recorded monthly on a compounded basis at an annual interest rate of 12%. Interest expense on the Notes for the three-month periods ended June 30, 2005 and 2004 was $305 thousand and $334 thousand, respectively. The balances of related accrued interest were $1,328 thousand and $754 thousand as of June 30, 2005 and December 31, 2004, respectively.

•	Legal fees of $200,000 were paid on behalf of and split between the two Lenders to reimburse legal expenses incurred as a result of the closing the Purchase Agreement. Upon payment, in the third quarter of 2003, the fees were capitalized as other long-term assets within the balance sheet and amortization commenced. The fees are being amortized over the life of the Notes (four years).

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

As of June 30, 2005, there were a total of 12,488,927 shares of common stock outstanding with 10,822,141 shares issuable upon conversion of the principal amount of the Notes and related accrued interest. The 10,822,141 shares and other shares issuable upon conversion of such additional accrued interest are excluded from the fully diluted loss per share calculation, as their inclusion would be anti-dilutive.

TECORE and SCP II entered into a Voting Agreement, in which each agreed, among other things, to vote all shares issuable upon conversion of the Notes and shares of common stock owned by them for their respective nominees to the Board of Directors and to maintain a Board of Directors of a certain size.

TECORE is a supplier of switching equipment to the Company. At June 30, 2005, TECORE held approximately 30.3% of the outstanding shares of the Company’s common stock (or 57.8% assuming conversion of the TECORE Note, inclusive of accrued interest, and assuming no conversion of the SCP II Note) and beneficially owned approximately 36.5% of the voting power of the Company (the Company’s largest single voting block). TECORE was the Company’s third largest customer, based on revenues (14.8%), during the six-month period ended June 30, 2005 and at June 30, 2005 owed the Company approximately $0.8 million (or 25.2%) of the Company’s total net accounts receivable balance. At June 30, 2005, SCP II held approximately 14.9% of the outstanding shares of the Company’s common stock (or 29.8% assuming conversion of the SCP II Note, inclusive of accrued interest, and assuming no conversion of the TECORE Note) and beneficially owned approximately 16.2% of the voting power of the Company. Two of the directors of the Company are affiliates of TECORE; however, TECORE can appoint four board seats per the Purchase Agreement. As of June 30, 2005, TECORE’s appointees to the board were comprised of two affiliates and two independent non-affiliates.

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

The Private Placement Warrants became exercisable on October 21, 2004, have a five-year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At June 30, 2005, Private Placement Warrants to purchase 315,531 shares of common stock were outstanding at an exercise price of $13.20, which expire on October 21, 2009.

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

	As Originally Reported	As Restated
	(in thousands, except for per share amount)
Three months ended June 30, 2004
Non-cash debt conversion interest charge	$1,000.0	$1,000.0
Amortization expense on discount of convertible debt	—	8.4
Net loss attributable to common stockholders	5,605.0	5,614.0
Loss per share	0.89	0.89

Six months ended June 30, 2004
Non-cash debt conversion interest charge	$2,000.0	$1,000.0
Amortization expense on discount of convertible debt	—	13.7
Net loss attributable to common stockholders	12,250.2	11,263.9
Loss per share	2.17	2.00

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

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $145.2 million in net revenues from our inception through June 30, 2005. We have incurred substantial losses since commencing operations, and as of June 30, 2005, we had an accumulated deficit of $268.7 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2005. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We are likely to require additional funding during the second half of 2005, and there is no guarantee that such funding will be available to us. See Liquidity, Capital Resources, Going Concern Considerations and NASDAQ listing below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through June 30, 2005, our base stations have been deployed in twenty-seven networks. We currently sell and market our products in the U.S. through our direct sales force and an OEM. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with six customers accounting for 84.6% of our net revenues during the six month period ended June 30, 2005. For the fiscal years ended December 31, 2002, 2003, and 2004, our revenue from direct sales to international customers was 29.1%, 1.7% and 0.1% of net revenues, respectively. In addition, revenues from OEM sales for international deployments were 49.0%, 39.8% and 37.6% of net revenues for the years ended December 31, 2002, 2003, and 2004, respectively.

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

We have experienced and expect to continue to experience, significant fluctuations in our quarterly revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, has ranged up to eighteen months in time. The length and variability of our sales cycle is influenced by a number of factors beyond our control, including our customers’ build out and deployment schedules; our customers’ access to product purchase financing; our customers’ degree of familiarity with our products; the need for functional demonstrations and field trials; the manufacturing lead time for our products; delays in final acceptance of products following shipments; regulatory developments; and our revenue recognition policies. The effect of our potentially long sales cycle on our results is compounded by our current dependence on a small number of customers.

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

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to fluctuate throughout 2005 as we further the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards. The cost incurred for software development performed by third-parties through development agreements are carried on the balance sheet as an intangible asset until the product is deployed. Subsequent to deployment the cost is amortized over the estimated useful life of the product. Refer to Note 6 of Notes to the Condensed Financial Statements for a detailed discussion.

Sales and marketing expenses consist primarily of salaries, sales commissions, consulting fees, trade show expenses, advertising, marketing expenses and general support costs. We intend to maintain expenditures for selling and marketing in order to support distribution channels, strategic relationships, sales and marketing personnel, a 24x7 customer service center, RF services, field service support, and marketing programs.

General and administrative expenses consist primarily of expenses for finance, office operations, administrative and general management activities, including legal, accounting, human resources, and other professional fees and loss provisions for uncollectable receivables.

RESULTS OF OPERATIONS The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(as restated - see Note 13)		(as restated - see Note 13)
REVENUES:
Equipment Revenues	79.3%	67.9%	73.9%	65.8%
Services Revenues	20.7%	32.1%	26.1%	34.2%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES:
Equipment Cost of Revenues	61.6%	53.7%	54.6%	52.4%
Services Cost of Revenues	5.8%	21.3%	8.7%	19.4%
Write-down of excess and obsolete inventory	0.9%	0.0%	3.1%	2.1%

Total Cost of Revenues	68.3%	75.0%	66.4%	73.9%

Gross profit	31.7%	25.0%	33.6%	26.1%

OPERATING EXPENSES:
Research and development	60.0%	48.6%	57.9%	62.0%
Sales and marketing	14.8%	12.1%	16.0%	15.4%
General and administrative	42.9%	43.3%	44.9%	50.5%

Total operating expenses	117.7%	104.0%	118.8%	127.9%

LOSS FROM OPERATIONS	-86.0%	-79.0%	-85.2%	-101.8%
TOTAL OTHER (EXPENSE) INCOME, NET	-5.6%	-24.2%	-5.4%	-17.4%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	-91.6%	-103.2%	-90.6%	-119.2%

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net revenue: Net revenues for the six months ended June 30, 2005 increased $1.1 million or 11.8% to $10.6 million compared to $9.4 million for the six months ended June 30, 2004. This net increase was primarily attributable to a $2.8 million increase in revenues generated by our direct sales channels driven by the recently announced Asian contract and increases in Alcatel OEM revenues of $1.4 million. These revenue increases were partially offset by a $2.3 million decrease in TECORE OEM revenues (TECORE is a related party). During the six months ended June 30, 2005, the Adaptive Array and RapidCell products accounted for 39.5% or $4.2 million of our revenue compared to 27.7% or $2.6 million during the six months ended June 30 2004. Service revenue, which includes feature development services and equipment maintenance contracts, decreased $0.4 million during the six months ended June 30, 2005 to $2.8 million compared to $3.2 million for the six months ended June 30, 2004 reflecting decreased feature development revenue. For the six months ended June 30, 2005, $8.9 million (or 84.6%) of our revenue was generated by six customers.

We recognize the need for revenue growth to obtain profitability and to achieve and maintain positive cash flow from operations. Based on our 2004 gross profit rate and taking into account a series of expense reduction efforts and product cost initiatives, we estimate that we would need revenue of approximately $12.0 million per quarter in order to achieve a positive cash flow from operations. Achievement of these revenue levels would require a substantial increase over previous years’ revenues. To address the need for revenue growth, we shifted our selling strategy in 2002 from a direct sales strategy to relying primarily on OEM/Partners to sell and distribute our products. To date, we have signed multiple non-exclusive OEM agreements with OEM/Partners including: Alcatel USA Sourcing, TECORE, Electronia and two large defense contractors. Because we have a direct sales and marketing staff of only six employees, OEM/Partners revenue is critical to our revenue strategy. Revenue generated by OEM/Partners was $4.8 million (45.3% of total revenue) and $4.9 million (51.6% of total revenue) for the six month periods ended June 30, 2005 and 2004, respectively.

We project our fiscal year 2005 business plan (the “plan”) revenue at $24 -28 million with our current distribution channels. Our first half results were in line with the plan. Although we met our revenue plan for the first six months of the year, our second half plan requires at least a 38% increase in quarterly revenue from our $5- 6 million per quarter first half run rate.

The third quarter of 2005 looks to be a challenging quarter for revenue because of our limited backlog and emphasis on a major trial opportunity which is being pursued. As of June 30, 2005, we had revenue backlog of approximately $5.9 million. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the higher sales levels might be achieved, if at all. Our 2005 plan contains aggressive targets and there can be no assurances that these targets can be met. For example, our 2005 plan makes certain assumptions about new Adaptive Array contract awards, and if these contracts are not awarded to us, our revenue may be significantly less than our plan projects. Our plan includes revenue projection for our Adaptive Array and RapidCell base station products exceeding $10 million for 2005. Even if we meet these aggressive targets, revenue will fall well under the $12 million per quarter that we estimate we would need to achieve positive cash flow from operations on a regular basis.

Gross profit: Gross profit for the six months ended June 30, 2005 increased $1.0 million (or 44.2%) to $3.5 million as compared to $2.5 million for the six months ended June 30, 2004. The gross profit margins were 33.6% and 26.1% for the six months ended June 30, 2005 and 2004, respectively. Equipment margins increased to 21.9% during the six months ended June 30, 2005 from 17.1% during the six months ended June 30, 2004 due mainly to sales of Adaptive Array and direct customer sales which yield higher profit margins than our OEM channel for coverage products. Service margins improved from 43.3% during the six months ended June 30, 2004 to 66.7% during the six months ended June 30, 2005. The $1.0 million net increase in the total gross profit is primarily derived from 1) $2.3 million in revenue generated from Adaptive Array base station sales during the six months ended June 30, 2005 compared with no Adaptive Array revenue being generated during the six months ended June 30, 2004, 2) higher content of direct hardware sales of our traditional coverage products and 3) increased service margins. Cost of revenues for the six months ended June 30, 2005 also includes $87 thousand of non-cash stock compensation expense versus $96 thousand during the six months ended June 30, 2004.

Research and development: Research and development expenses for the six months ended June 30, 2005 increased $0.2 million to $6.1 million compared to $5.9 million for the six months ended June 30, 2004. This net increase was primarily the result of increased labor costs of $0.3 million. Increased labor costs were the result of a $0.2 million reduction of transferring engineering costs from research and development projects onto revenue generating feature development projects, in which case their labor would have been accounted for within cost of revenues. Our 2005 annual plan projects research and development costs to trend downward due primarily to an expected decrease in non-cash stock compensation expense from $2.8 million in 2004 to $1.9 million in 2005, offset by an anticipated increase in labor costs resulting from our continuing effort to accelerate development.

Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2005 increased $0.2 million or to $1.7 million compared to $1.5 million for the six months ended June 30, 2004. The net increase was due primarily to increases in trade show and salary expenses. We expect sales and marketing costs to continue trending upward in 2005 since anticipated increased revenue should result in increased sales commissions. The sales and marketing related portion of the non-cash stock compensation expense is expected to decrease from $0.8 million in 2004 to $0.5 million in 2005.

General and administrative: General and administrative expenses for the six months ended June 30, 2005 decreased $31 thousand to $4,738 thousand as compared to $4,769 thousand for the six months ended June 30, 2004.

Total other expense: Total other expense for the six months ended June 30, 2005 decreased $1.0 million to $0.6 million compared to $1.6 million for the six months ended June 30, 2004. The decrease was mainly the result of a $0.9 million decrease in the amortization discount expense on our convertible debt (described in Note 11 of Notes to the Condensed Financial Statements) that was attributed to a convertible debt conversion in the second quarter of 2004. These note balances are currently included in Stockholders’ Equity.

Non-Cash Stock Compensation Expense: Non-cash stock compensation expense was a significant charge which affected our net loss attributed to common stockholders during the six months ended June 30, 2005 and 2004. Non-cash stock compensation expenses for the six months ended June 30, 2005 were $4.5 million compared to $4.7 million for the six months ended June 30, 2004. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working (see Note 8 in Notes to the Condensed Financial Statements). As of June 30, 2005, the balance of deferred compensation was $1.4 million that will be amortized primarily in the third quarter of 2005.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net revenue: Net revenues for the three months ended June 30, 2005 were $5.4 million compared to $5.4 million for the three months ended June 30, 2004. Although quarter over quarter revenues were flat, there was a change in the revenue mix. There was a significant $3.4 million increase in direct sales and a $2.7 million decrease in OEM revenue in the three months ended June 30, 2005 as compared to June 30, 2004 levels. For the three months ended June 30, 2005, $4.4 million (or 82.2%) of our revenue was generated by six customers.

We recognize the need for revenue growth to obtain profitability and achieve positive cash flow from operations. Based on our 2004 gross profit rate and taking into account a series of expense reduction efforts and product cost initiatives, we estimate that we would need revenue of approximately $12.0 million per quarter in order to achieve a positive cash flow from operations. Achievement of these revenue levels would require a substantial increase over previous years’ revenues. To address the need for revenue growth, we shifted our selling strategy in 2002 from a direct sales strategy to relying primarily on OEM/Partners to sell and distribute our products. To date, we have signed multiple non-exclusive OEM agreements with OEM/Partners including: Alcatel USA Sourcing, TECORE, Electronia and two large defense contractors. Because we have a direct sales and marketing staff of only six employees, OEM/Partners revenue is critical to our revenue strategy. Revenue generated by OEM/Partners was $0.5 million (10.1% of total revenue) and $3.2 million (59.6% of total revenue) for the three month periods ended June 30, 2005 and 2004, respectively. Two OEMs, Alcatel and TECORE accounted for the majority of the year over year reduction in OEM revenues. This reduction in OEM revenue was offset by a $3.4 million increase in direct customer sales to a recently announced sale to an Asian customer.

Gross profit: Gross profit for the three months ended June 30, 2005 increased $0.3 million (or 25.8%) to $1.7 million as compared to $1.4 million for the three months ended June 30, 2004. The gross profit margins were 31.7% and 25.0% for the three months ended June 30, 2005 and 2004, respectively. Equipment margins increased slightly to 21.3% during the three months ended June 30, 2005 from 20.8% during the three months ended June 30, 2004 due mainly to increased direct customer sales which yield higher profit margins than our OEM distribution channel for coverage products. Service margins improved from 33.8% during the three months ended June 30, 2004 to 71.9% during the three months ended June 30, 2005 due to a reduction in feature development services. The $0.4 million net increase in the total gross profit is primarily derived from increased service margins. Cost of revenues for the three months ended June 30, 2005 also includes $45 thousand of non-cash stock compensation expense versus $47 thousand during the three months ended June 30, 2004.

Research and development: Research and development expenses for the three months ended June 30, 2005 increased $0.6 million to $3.2 million compared to $2.6 million for the three months ended June 30, 2004. This net increase was primarily the result of increased labor costs of $0.5 million. Increase labor costs were the result of $0.4 million reduction of transferring engineering costs from research and development projects onto revenue generating feature development projects, in which case their labor would have been accounted for within cost of revenues. Our 2005 annual plan projects research and development costs to trend downward due primarily to an expected decrease in non-cash stock compensation expense from $2.8 million in 2004 to $1.9 million in 2005, offset by an anticipated increase in labor costs resulting from our continuing effort to accelerate development.

Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2005 increased $0.1 million or to $0.8 million compared to $0.7 million for the three months ended June 30, 2004. The net increase was due primarily to an increase in salary expenses. We expect sales and marketing costs to continue trending upward in 2005 since anticipated increased revenue should result in increased sales commissions. The sales and marketing related portion of the non-cash stock compensation expense is expected to decrease from $0.8 million in 2004 to $0.5 million in 2005.

General and administrative: General and administrative expenses for the three months ended June 30, 2005 decreased $39 thousand to $2,315 thousand as compared to $2,354 thousand for the three months ended June 30, 2004.

Total other expense: Total other expense for the three months ended June 30, 2005 decreased $1.0 million to $0.3 million compared to $1.3 million for the three months ended June 30, 2004. The decrease was mainly the result of a $1.0 million decrease in the amortization discount expense on our convertible debt (described in Note 11 of Notes to the Condensed Financial Statements) that was attributed to a convertible debt conversion in the second quarter of 2004. These note balances are currently included in Stockholders’ Equity.

Non-Cash Stock Compensation Expense: Non-cash stock compensation expense was a significant charge which affected our net loss attributed to common stockholders during the three months ended June 30, 2005 and 2004. Non-cash stock compensation expenses for the three months ended June 30, 2005 were $2.3 million compared to $2.3 million for the three months ended June 30, 2004. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working (see Note 8 in Notes to the Condensed Financial Statements).

RESTATEMENT

As described more fully in Note 13 in Notes to the Condensed Financial Statements, we have restated certain items for the six months ended June 30, 2004, with respect to the timing of our recognition of certain non-cash interest charges resulting from the beneficial conversion feature of our August 2003 convertible note financing.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 year	1 –3 years	Over 3 years
Operating lease obligations	$420	$330	$90	$—
Capital lease obligations	3	3	—	—
Other purchase obligations and commitments [1]	3,478	3,478	—	—
Long-term debt obligations [2]	14,127	—	14,127

Total	$18,028	$3,811	$14,217	$—

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in Note 6 in Notes to the Condensed Financial Statements.
[2]	Includes principal balance on Security Purchase Agreement Notes ($10.0 million) as of June 30, 2005, accrued interest ($1.3 million) on the principal balance of the Notes as of June 30, 2005, and related future interest ($2.6 million) to be accrued from January 1, 2005 through the maturity date of August 13, 2007, assuming no future conversion of Notes to common stock.

Also includes deferred accrued interest on the Bridge Loan of $160,741 and accrued interest of $93,784 on this amount through its maturity date of August 13, 2007 (see Note 11 in Notes to the Condensed Financial Statements).

Certain remaining obligations under our agreement with ArrayComm (see Note 6 in Notes to the Condensed Financial Statements) are not included above as they are contingent upon the shipment of 100 SuperCapacity base stations, which cannot be estimated at this point. As of June 30, 2005, we have shipped 18 SuperCapacity base stations.

LIQUIDITY, CAPITAL RESOURCES, GOING CONCERN CONSIDERATIONS AND NASDAQ LISTING

The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of June 30, 2005, we had an accumulated deficit of $268.7 million. Cash provided by/(used in) operations and to fund capital expenditures for the six month periods ended June 30, 2005 and 2004 was $2.2 million and $(3.4) million, respectively. We expect to have an operating loss at least throughout 2005. At June 30, 2005, our principal source of liquidity was $9.1 million of cash and cash equivalents, $3.0 million of accounts receivable, our contract backlog of $5.9 million and future contracts as awarded. Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding. As of August 5, 2005, our cash balance was $6.5 million. Our current 2005 operating plan projects that cash available from planned revenue combined with the cash on hand may be adequate to defer the requirement for new funding at least until the fourth quarter of 2005. There can be no assurances that new financing can be secured at a reasonable cost, if at all.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as ours has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our weak capital structure. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with six customers accounting for 84.6% of our total revenue for the six months ended June 30, 2005), our ability to address large customer expectations and product defects, our ability to design new products, the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, our reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that we will be required to discontinue operations if we are unable to obtain additional funding or dramatically reduce our expenditures. A dramatic reduction in expenditures may significantly reduce our ability to compete. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. We have limited cash resources and therefore we must reduce our negative cash flows or secure additional funding in the near term to continue operations. Obtaining additional funding would require the approval of our senior note holders, and would likely be subject to additional conditions, and there can be no assurances that we will be able to find such financing even if our senior note holders would permit it. Likewise, there can be no assurances that we will succeed in achieving our goals and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debt to the holders of our senior notes, in accordance with Securities Purchase Agreement described in Note 11 in Notes to the Condensed Financial Statements, or to any other creditors. Accordingly, should we file for bankruptcy, there is no assurance that our stockholders would receive any value.

We have engaged financial advisors to assist us in identifying and evaluating strategic business options. These options include, but are not limited to, i) seeking strategic partners and/or strategic investors ii) financial investors and iii) a business combination or acquisition. We are also positioning to partially fund an Adaptive Array SuperCapacity base station trial with a major operator in a major domestic metropolitan area. We expect that this trial, if conducted, would be co-funded by the Company and the operator. We would provide, on a temporary basis, the Adaptive Array base stations necessary for the trial at no charge to the operator.

Considering the uncertainty regarding our ability to materially increase revenue or significantly reduce expenses, our cash requirements throughout 2005 may exceed available cash resources. As a result of this condition, management is continuing to evaluate other funding options. We are negotiating with a potential investor a proposed secured revolving line of credit including convertible debt and warrants for common stock. The consent and approval of our secured note holders will be required. We cannot provide assurance that the senior note holders will approve the transaction or that the financing transaction will close, or, if closed, that it will be on terms favorable to us or our stockholders.

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

NET CASH USED IN OPERATING ACTIVITIES

Net cash provide by/(used in) operating activities was approximately $2.2 million during the six months ended June 30, 2005 compared with $(3.4) million during the six months ended June 30, 2004. The $5.9 million increase in net cash from operating activities was primarily the result of a $2.5 million customer deposit received at the end of the reporting period, accelerated collections of accounts receivable, increased accounts payables and accrued expenses and reduced inventory levels during the six months ended June 30, 2005 that were unmatched during the six months ended June 30, 2004. We expect cash flow to be negative in the third quarter because we anticipate a reduction in accounts payables and accrued expenses as they are paid, a decrease in deposits and an increase in inventory to support a potential trial with a major operator (should we choose to participate in the trial). Our second quarter customer cash collections were $9.5 million vs. $4 – 5 million per quarter for the prior five quarters. We expect third quarter collections to be significantly less than the $9.5 million collected in the second quarter.

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

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities (capital expenditures) for the six months ended June 30, 2005 was $23 thousand compared to $83 thousand for the six months ended June 30, 2004. The level of capital expenditures remains relatively low, as our physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase. An Adaptive Array SuperCapacity base station trial, should the Company choose to participate in one, may require an acceleration of capital expenditures.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities included $1.0 million and $2.0 million for of the six-month periods ended June 30, 2005 and 2004, respectively, each of which was the result of proceeds from installments received on the long-term convertible debt as described in Note 11 of our Notes to the Condensed Financial Statements. In addition, the six month period ended June 30, 2004 includes the $5.1 million of net proceeds from the Private Placement as described in Note 12 of our Notes to the Condensed Financial Statements

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We continually evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Revenue Recognition – Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibility is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to OEMs is recognized when title to the product passes to the OEM customer. Typically, for these product sales, title passes to the customer at the point of shipment. We recognize revenue from service agreements on a straight-line basis unless our obligation is fulfilled in a different pattern, over the contractual term of the agreement. Revenue on certain long-term projects is recognized on a percentage of completion basis. The cost incurred to date is taken as a percentage of the estimated cost at completion and this percentage is used to compute revenue on an inception-to-date basis.

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

If we are unable to raise additional financing, we may be forced to seek protection under the federal bankruptcy laws. If we are unable to raise capital from another source we may be required to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

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

•        We may expend significant management efforts and incur substantial sales and marketing expenses in a particular period that do not translate into orders during that period or at all

•        We may have difficulty meeting our cash flow requirements and obtaining credit because of delays in receiving orders and because the terms of many of our customer contracts defer certain billings until post-shipment contractual milestones are met and

•        The problems resulting from our lengthy and variable sales cycle could impede our growth, harm our stock price, and restrict our ability to take advantage of new opportunities.

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

Sales in certain foreign countries pose unique and significant risks. Historically a substantial portion of our product sales were directly or indirectly made to operators in foreign countries, including countries experiencing armed conflict, civil unrest and instability, reports of terrorist activities, and anti-American sentiment and activities. Conditions in these countries present unique and significant risks. Actions by foreign governments or hostile forces could result in harm to our personnel or our customers’ personnel, or the loss of customers and prospective customers and could materially adversely affect our business.

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

We have started to sell our products and services to the U.S. Government or U.S. Government contractors, and the loss of these relationships or a shift in government funding could have adverse consequences on our business. Approximately 23.0% and 17.4% of our net sales during fiscal 2004 and the six months ended June 30, 2005, respectively were to the U.S. Government or to U.S. Government contractors. Therefore, any significant disruption or deterioration of these relationships with the U.S. Government and its contractors could significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and likely will continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.

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

Control by our existing stockholders could discourage the potential acquisition of our business. As of June 30, 2005, 5% or greater stockholders and their affiliates owned approximately 5.7 million shares of our common stock or approximately 45.2% of our outstanding shares of common stock. In addition, two of these stockholders, TECORE and SCP Private Equity Partners II, L.P. (“SCP II”), hold the rights to acquire another approximately 10.8 million shares of common stock upon conversion or exercise of other securities. Acting together, these stockholders would be able to control all matters requiring approval by stockholders, including the election of directors. Moreover, since the sale of the secured convertible notes to TECORE and SCP II, the combined interests of these two investors constitute a potential controlling interest in the Company, with TECORE holding a majority of the outstanding shares on a fully diluted basis (assuming full conversion of TECORE’s Note). This concentration of ownership could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Some of our larger investors have sold and may attempt to further sell their common stock, which may depress the market price of our securities. SCP Private Equity Partners II, LP and TECORE each beneficially hold more than 5% of the Company’s common stock. SCP Private Equity Partners II, LP, which at June 30, 2005 held approximately 1.9 million shares of common stock, sold approximately 1.1 million shares in 2004 and may continue selling throughout 2005. TECORE, which at June 30, 2005 held approximately 3.8 million shares, sold approximately 0.9 million shares in 2004 and may continue selling throughout 2005. Other large investors may elect to sell at the same or proximate times. If any one of these investors sells their common shares, the number of buyers in the market may not support the shares being sold and the market price of our shares could drop. The effect of these sales could be further accelerated in the event the Company is not able to maintain its NASDAQ National Market listing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that have the option to renew on a monthly basis. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at June 30, 2005.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls and procedures include certain components of its internal control over financial reporting. Insofar as management’s assessment of the Company’s disclosure controls and procedures involves an assessment of its internal control over financial reporting, such assessment is expressed at the level of reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. In performing its evaluation, management reviewed in particular the Company’s practices relating to the treatment of the non-cash interest expense relating to its August 2003 convertible note financing and the related restatement reflected in the Annual Report on Form 10-K for the year ended December 31, 2004 and described in Note 13 of Notes to the Condensed Financial Statements. The evaluation considered the procedures used by the Company in facing non-routine or complex transactions, including its reliance on consultation with its outside financial experts in connection with the accounting treatment for such complex transactions where appropriate, and considered whether such procedures are effective, among other things, in providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States. In light of the restatement described above, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

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

The Certifying Officers also have indicated that there were no changes in our internal control over financial reporting during the second quarter of fiscal 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 10, 2005

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