Form 10-Q
period 2005-09-30
AIRNET COMMUNICATIONS CORP
filed 2005-11-14
CIK 944163

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 8, 2005, 12,611,140 shares of the registrant’s common stock, par value $.001 per share were outstanding.

AIRNET COMMUNICATIONS CORPORATION

TRADEMARK AND TRADE NAMES

The stylized AirNet mark, AirNet®, AdaptaCell®, AirSite®, Backhaul Free™, RapidCell™, TripCap™, SuperCapacity™, DirectLinkTM, IntelliBSS™ and iBSS™ are trademarks of AirNet Communications Corporation.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

In this document, the words “we,” “our,” “ours,” and “us” refer only to AirNet Communications Corporation and not any other person or entity.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIRNET COMMUNICATIONS CORPORATION

CONDENSED BALANCE SHEETS

(In Thousands)

	Sept 30, 2005	Dec. 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,105	$5,957
Accounts receivable - net of allowance for doubtful accounts of $291 at Sept 30, 2005 and $325 at Dec 31, 2004, respectively.	3,205	3,228
Accounts receivable - related party	22	2,995
Inventories	9,622	9,960
Prepaid expenses	499	627
Other	57	279

TOTAL CURRENT ASSETS	18,510	23,046

Property and equipment, net	3,101	3,665
Deposits	62	71
Software development and licensing	1,735	2,117
Other long-term assets	50	90

TOTAL ASSETS	$23,458	$28,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,210	$3,151
Current portion of capital lease obligations	0	5
Customer deposits	856	1,438
Deferred revenues	1,105	324
Other accrued expenses	2,732	2,219

TOTAL CURRENT LIABILITIES	6,903	7,137

LONG-TERM LIABILITIES:
Long-term convertible debt, net of discount - related parties	158	31
Interest on long-term convertible debt - related parties	1,630	754
Other long-term liabilities	226	209

TOTAL LONG-TERM LIABILITIES	2,014	994

TOTAL LIABILITIES	8,917	8,131

STOCKHOLDERS’ EQUITY	14,541	20,858

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$23,458	$28,989

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	UNAUDITED
	Three months ended Sept 30,		Nine months ended Sept 30,
	2005	2004	2005	2004
		(as restated - see note 13)		(as restated - see note 13)
REVENUES:
Equipment Revenues	$3,577	$4,199	$11,379	$10,413
Services Revenues	1,694	819	4,451	4,052

Total Net Revenues	5,271	5,018	15,830	14,465
COST OF REVENUES:
Equipment Cost of Revenues	2,160	2,961	7,926	7,916
Services Cost of Revenues	936	478	1,853	2,309
Write-down of excess and obsolete inventory	180	0	511	200

Total Cost of Revenues	3,276	3,439	10,290	10,425

GROSS PROFIT	1,995	1,579	5,540	4,040

OPERATING EXPENSES:
Research and development	2,612	3,181	8,728	9,031
Sales and marketing	654	829	2,347	2,286
General and administrative	1,716	2,437	6,454	7,207

Total costs and expenses	4,982	6,447	17,529	18,524

LOSS FROM OPERATIONS (1)	(2,987)	(4,868)	(11,989)	(14,484)

OTHER (EXPENSE) INCOME, NET:
Interest income	83	29	144	69
Amortization expense on discount of convertible debt	(65)	(3,006)	(127)	(4,020)
Interest charged on convertible debt	(308)	(366)	(893)	(1,044)
Interest expense	(2)	0	(3)	(4)
Other, net	1	3	14	11

TOTAL OTHER EXPENSE, NET	(291)	(3,340)	(865)	(4,988)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,278)	$(8,208)	$(12,854)	$(19,472)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS- BASIC AND DILUTED	$(0.26)	$(1.24)	$(1.03)	$(3.26)

WEIGHTED AVERAGE SHARES OUTSTANDING - USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	12,520,961	6,604,825	12,491,688	5,978,330

(1)	Loss from Operations includes non-cash stock compensation expenses of $993 and $2,265 for the three months ended Sept 30, 2005 and 2004, respectively and $5,522 and $6,992 for the nine months ended Sept 30, 2005 and 2004 respectively.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(In thousands, except shares)

			Additional Paid-in Capital		Deferred Stock-Based Compensation	Note Receivable- Former Officer	Total
	Common Stock			Accumulated Deficit
	Shares	Amount
BALANCE DECEMBER 31, 2004	12,472,685	$12	$286,172	$(259,112)	$(6,109)	$(105)	$20,858

Discount on convertible long-term debt - related parties	—	—	1,000	—	—	—	1,000
Exercise of common stock options	9,242	—	1	—	—	—	1
Deferred stock-based compensation	—	—	2	—	(2)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,259	—	2,259
Forfeiture of common stock options	—	—	(122)	—	122	—	—
Net loss	—	—	—	(4,638)	—	—	(4,638)

BALANCE MARCH 31, 2005	12,481,927	$12	$287,053	$(263,750)	$(3,730)	$(105)	$19,480

Exercise of common stock options	7,000	—	1	—	—	—	1
Amortization of deferred stock-based compensation	—	—	—	—	2,270	—	2,270
Forfeiture of common stock options	—	—	(67)	—	67	—	—
Net loss	—	—	—	(4,938)	—	—	(4,938)

BALANCE JUNE 30, 2005	12,488,927	$12	$286,987	$(268,688)	$(1,393)	$(105)	$16,813

Exercise of common stock options	122,213	—	13	—	—	—	13
Amortization of deferred stock-based compensation	—	—	—	—	993	—	993
Forfeiture of common stock options	—	—	(180)	—	180	—	—
Net loss	—	—	—	(3,278)	—	—	(3,278)

BALANCE SEPTEMBER 30, 2005	12,611,140	$12	$286,820	$(271,966)	$(220)	$(105)	$14,541

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	UNAUDITED Nine months ended Sept 30,
	2005	2004
OPERATING ACTIVITIES:
Net cash used in operating activities	$(6,903)	$(11,930)
Non-cash stock-based compensation expense	5,522	6,992

NET CASH USED IN OPERATING ACTIVITIES	(1,381)	(4,938)

INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	(481)	(206)

NET CASH USED BY INVESTING ACTIVITIES	(481)	(206)
FINANCING ACTIVITIES:
Net proceeds from issuance of notes payable	1,000	4,000
Net proceeds from issuance of common stock	15	5,141
Principal payments on capital lease obligations	(5)	(63)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,010	9,078

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(852)	3,934

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,957	5,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,105	$8,994

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRNET COMMUNICATIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005)

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

These unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or for any future period.

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

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have reflected the pro forma amounts as follows:

	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
Net loss attributable to common stock, as reported	$(3,278)	$(8,208)	$(12,854)	$(19,472)
Add: Stock-based employee compensation expense included in reported net loss	993	2,265	5,522	6,992
Deduct: Pro forma fair value stock compensation expense	(1,505)	(2,564)	(4,349)	(7,068)

Pro forma net loss attributable to common stock	$(3,790)	$(8,507)	$(11,681)	$(19,548)

Net loss per share attributable to common stockholders — basic and diluted, as reported	$(0.26)	$(1.24)	$(1.03)	$(3.26)

Net loss per share attributable to common stockholders — basic and diluted, pro forma	$(0.30)	$(1.29)	$(0.94)	$(3.27)

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company anticipates adopting this pronouncement beginning in fiscal year 2006.

2) LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of September 30, 2005, had an accumulated deficit of $272.0 million. Cash used in operations and to fund capital expenditures for the nine-month periods ended September 30, 2005 and 2004 was $1.9 and $5.1 million, respectively. The Company expects to have an operating loss at least through the first half of 2006. At September 30, 2005, the Company’s principal source of liquidity was $5.1 million of cash and cash equivalents, $3.2 million of accounts receivable, contract backlog of $3.2 million and future contracts if awarded. Such conditions raise substantial doubt that the Company will be able to continue as a going concern without receiving additional funding or new orders in the future. As of November 9, 2005 the Company’s cash balance was $7.4 million which includes the new funding received in November and described in Note 14 in Notes to Condensed Financial Statements. The Company’s current operating plan projects that cash available from planned revenue combined with the cash on hand at November 9, 2005 including the new funding described in Note 14 in Notes to Condensed Financial Statements may be adequate to defer the requirement for new funding through April 30, 2006, but there can be no assurances that future financing can be secured at a reasonable cost if at all.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by its weak capital structure. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, its ability to raise capital, its dependence on key personnel, its dependence on a limited number of customers (with six customers accounting for 80.3% of its total revenue for the nine months ended September 30, 2005), its ability to address large customer expectations and product defects, its ability to design new products, the erosion of product prices, its ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, its ability to generate consistent sales, its ability to finance research and development, government regulation, technological innovations and acceptance, competition, its reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company increasing its revenues and/or reducing its expenses and securing sufficient additional funding to enable the Company to operate. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that the Company will be required to reduce or discontinue operations if it is unable to obtain additional funding during the second quarter of 2006, increase revenue to cash flow breakeven levels or dramatically reduce its expenditures. A dramatic reduction in expenditures may significantly reduce its ability to compete. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely that its operations will consume cash in the foreseeable future. The Company has limited cash resources and therefore must reduce its negative cash flows or secure additional funding to continue operations. Obtaining additional funding would require the approval of the Company’s senior note holders and the holders of the new funding detailed in Note 14 in Notes to Condensed Financial Statements and would likely be subject to additional conditions. There can be no assurances that the Company will be able to find such financing even if its senior note holders and the holders of the new funding detailed in Note 14 in Notes to Condensed Financial Statements would permit it. Likewise, there can be no assurances that the Company will succeed in achieving its goals and failure to do so in the near term will have a material adverse effect on the Company’s business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether it could realize sufficient value for its assets to satisfy fully the debt to the holders of its senior notes, in accordance with the Securities Purchase Agreement described in Note 11 in Notes to Condensed Financial Statements, the holders of the new funding detailed in Note 14 in Notes to Condensed Financial Statements or to any other creditors. Accordingly, should the Company file for bankruptcy, there is no assurance that its stockholders would receive any value.

The Company has engaged financial advisors to assist in identifying and evaluating strategic business options. These options include, but are not limited to, i) seeking strategic partners and/or strategic investors, ii) financial investors and iii) a business combination or acquisition. The Company is also partially funding an Adaptive Array SuperCapacity base station trial with a major operator in a major domestic metropolitan area. This trial is being co-funded by the Company and the operator. The Company is providing, on a temporary basis, the Adaptive Array base stations necessary for the trial at no charge to the operator (See Note 5 in Notes to Condensed Financial Statements).

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

4) ACCOUNTS RECEIVABLE

Accounts receivable have remained at $3.2 million net of allowance for doubtful accounts of $325 thousand and $291 thousand at December 31, 2004 and September 30, 2005, respectively.

The allowance for doubtful accounts receivable of $291 thousand at September 30, 2005 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in accounts receivable.

Accounts receivable due from a related party, TECORE (see Note 11 in Notes to Condensed Financial Statements) were $22 thousand and $3.0 million at September 30, 2005 and December 31, 2004, respectively. The Company considered the status of this account in evaluating the allowance for doubtful accounts for its portfolio of open accounts as of September 30, 2005. TECORE is also one of the Company’s significant investors and its designees currently hold four of the Company’s ten board seats. Two of the ten board seats are currently vacant.

5) INVENTORIES

Inventories consist of the following (in thousands):

	Sept. 30, 2005	Dec. 31, 2004
Raw Materials	$6,454	$7,474
Work in Process	1,480	1,406
Finished Goods	1,688	1,080

	$9,622	$9,960

Finished goods inventory includes $967 thousand of finished goods supporting a field trial that is currently being conducted with a major operator.

6) SOFTWARE DEVELOPMENT AND LICENSING

Software development and licensing consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Software development and licensing costs	$2,534	$2,534
Less: Accumulated amortization	799	417

Software development and licensing costs, net	$1,735	$2,117

Software development and licensing costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software which has been integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as certain Company development milestones are reached. The total amount paid under this agreement was approximately $1.1 million at September 30, 2005. The remaining balance of approximately $0.4 million in licensing and first year maintenance fees are payable as certain specified milestones are reached, with payments expected in 2005. During the second quarter of 2004, the Company began marketing the EDGE software and therefore commenced amortizing this product over its five-year estimated useful life. Accumulated amortization at September 30, 2005 was $296 thousand and related amortization expense for the nine-month period ended September 30, 2005 was $172 thousand. In addition to the licensing fees and non-recurring engineering fees paid, royalties will be payable on a per EDGE enabled carrier basis. The Company deployed its first EDGE enabled base stations during January 2005.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003, at which point, recognition of amortization commenced using a straight-line method over a five-year estimated useful life. Accumulated amortization at September 30, 2005 was $476 thousand and related amortization expense for the nine-month period ended September 30, 2005 was $195 thousand. In addition to the $1.3 million of software costs, a licensing fee of $1.2 million is payable 30 days following the shipment of the 100th SuperCapacity base station; and royalties are payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 SuperCapacity base stations. As of September 30, 2005, the Company has shipped 18 SuperCapacity base stations to customers.

The third agreement pertains to a license buy-out for a supplement to the Company’s EDGE software during 2004. The total amount paid under this agreement was $103 thousand, which represents a one-time license fee. No royalties are due under this agreement. This supplement is currently integrated into the Company’s base station product line and therefore is being amortized over a five-year estimated useful life. Accumulated amortization at September 30, 2005 and December 31, 2004 was $27 thousand and $12 thousand, respectively; and amortization expense for the nine-month periods ended September 30, 2005 and 2004 was $15 thousand and $7 thousand, respectively.

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

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Net loss attributable to common stockholders	$(3,278)	$(8,208)	$(12,854)	$(19,472)
Weighted average common shares outstanding	12,520,961	6,604,825	12,491,688	5,978,330
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(1.24)	$(1.03)	$(3.26)

Weighted average potentially dilutive securities excluded from the diluted loss per share calculations consist of the following:
Options to purchase common stock	1,603,514	1,848,004	1,565,554	1,845,138
Warrants to purchase common stock	324,232	8,701	324,232	27,448
Stock underlying convertible debt	9,553,444	10,747,622	9,336,477	10,472,486
Stock underlying convertible interest	1,174,276	1,216,533	1,083,873	888,954

Total	12,655,466	13,820,860	12,310,136	13,234,026

8) STOCK-BASED COMPENSATION PLANS

Effective upon the closing of the August 2003 Investment under the Purchase Agreement described in Note 11 in Notes to Condensed Financial Statements, the Company amended its stock option plan. Under the amended plan the number of options available for grant was increased to 3,074,299. After the closing of the Investment, 2,008,193 options at a strike price of $0.10 per share were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement. The granting of the non-qualified stock options to employees will had a non-cash impact of increasing net loss of the Company by $19.1 million, which was amortized ratably over the two-year vesting period ending in September 2005. The amortization expense of these grants during the three-month periods ended September 30, 2005 and 2004 was approximately $993 thousand and $2.3 million respectively. The amortization expense of these grants during the nine-month periods ended September 30, 2005 and 2004 was approximately $5.5 million and $7.0 million, respectively. In January 2004, as a result of the change of control that occurred when the additional $1.0 million payment on the Securities Purchase agreement was made, the vesting on all options outstanding prior to August 13, 2003 accelerated.

The following table summarizes option activity for the nine months ended September 30, 2005:

		EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
	SHARES	LOW	HIGH

Outstanding at December 31, 2004	2,008,927	$0.10	$397.50	$4.24
Granted	5,500	1.10	1.10	1.10
Terminated	(48,896)	.10	339.40	13.36
Exercised	(138,455)	.10	1.10	0.11

Outstanding at September 30, 2005	1,827,076	$0.10	$397.50	$4.34

For options outstanding and exercisable at September 30, 2005, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

PRICE RANGE	OPTIONS OUTSTANDING		WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS EXERCISABLE
	REMAINING			NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
	NUMBER	LIFE
$0.10 - $4.40	1,683,701	7.9 years	$0.13	1,651,447	$0.11
4.50 – 10.00	63,618	6.1 years	$4.75	61,818	$4.68
10.10 – 25.00	19,830	3.7 years	$22.54	19,830	$22.54
25.10 – 50.00	31,499	5.4 years	$46.62	30,807	$46.77
50.10 – 397.50	28,428	4.5 years	$190.64	28,428	$190.64

Total	1,827,076	7.7 years	$4.34	1,792,330	$4.30

The outstanding options expire at various dates through June, 2015. At September 30, 2005, a total of 1,792,330 options were exercisable, with a weighted average exercise price of $4.30 per share. The weighted average remaining contractual life of options at September 30, 2005 with exercise prices ranging from $0.10 to $397.50 was 7.7 years.

During the nine months ended September 30, 2005, 5,500 stock options were granted with a strike price of $1.10 per share, and 138,455 options were exercised at strike prices ranging from $0.10 to $1.10.

At September 30, 2005, a total of 803,498 shares of the Company’s common stock were available for future grants of stock options.

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

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 51,834 shares of common stock were issued in June and August 1999 at an exercise price of $36.70 per share. In August 2003, the number of shares that could be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s consummation of the Securities Purchase Agreement with convertible debt at an effective conversion price of $1.081 per share. Following this adjustment, there were outstanding warrants to purchase 370,870 shares at an exercise price of $4.30 per share. (See Note 11 in Notes to Condensed Financial Statements).

No warrants were exercised during the nine-month period ended September 30, 2005. As of September 30, 2005 and December 31, 2004, warrants to purchase 8,701 shares of common stock, were outstanding at an exercise price of $4.30 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued in August 1999 expire on August 1, 2009.

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

The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of the Company’s Board of Directors has accepted the pending settlement. Under the terms of the settlement agreement, the defendant issuers’ insurers have agreed to guarantee the plaintiffs the amount of one billion dollars less the total of all of the plaintiffs’ recoveries from the underwriter defendants. None of the proceeds will be distributed to any proposed class member until after the conclusion of the class members’ proceedings with respect to the underwriter defendants. Furthermore, pursuant to the agreement, the issuer defendants have assigned all their potential claims against the underwriter defendants to a litigation trust, to be represented by plaintiffs’ counsel. On February 15, 2005, the Court granted preliminary approval of the proposed settlement. The Court’s approval is contingent on certain modifications of the settlement provisions concerning a bar on claims of contribution. A proposed amendment to the settlement addressing the Court’s concerns has been prepared and is currently awaiting final approval from the Court.

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

11) SECURITIES PURCHASE AGREEMENT TRANSACTION

On January 24, 2003, the Company entered into a Bridge Loan Agreement (the Loan Agreement) with TECORE, Inc., a Texas corporation (TECORE), and SCP Private Equity Partners II, LP, a Delaware limited partnership (SCP II and together with TECORE, the Lenders), pursuant to which each of the Lenders agreed to make loans to the Company of up to $3.0 million (collectively, the Commitments or Bridge Loans), for an aggregate interim financing of $6.0 million. The Company was allowed to draw down the balance of the Commitment at its discretion upon compliance with certain conditions set forth in the Loan Agreement. The annual interest rate on the Bridge Loans was 2% plus prime rate as quoted in The Wall Street Journal. The Bridge Loans were due on May 24, 2003 but the due date was extended until the closing of the Securities Purchase Agreement by the Lenders discussed below.

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

Upon the closing of the Purchase Agreement, the Company immediately received $8.0 million in proceeds ($4.0 million each from SCP II and TECORE) and the principal balance of the Bridge Loans ($6.0 million) was due and paid from the proceeds. The interest accrued on these Bridge Loans was deferred by the Lenders and is due and payable four years from the closing date under the Purchase Agreement. The interest rate at 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of September 30, 2005 the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $44,608. The interest on the Bridge Loans and any accrued interest on this amount are not convertible into shares of common stock.

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

The Notes, inclusive of interest, were initially convertible, at any time, into shares of the Company’s common stock at a conversion price of $1.081, subject to adjustment for certain future dilutive issuances of securities. Such adjustment was necessitated by the exercise of 180,419 and 181,750 Bridge Warrants (described in Note 9 in Notes to Condensed Financial Statements) during 2003 and 2004, respectively. The current conversion price of the Notes is $1.046743 per share. The table below details the conversion rates and the ending balances of the Notes (principal and interest) for the periods ended as indicated:

	As of September 30, 2005		As of December 31, 2004		As of August 13, 2003
	Dollars	Underlying Shares	Dollars	Underlying Shares	Dollars	Underlying Shares
Conversion Rate	$1.046743		$1.046743		$1.081000
TECORE
Principal	$8,000,000	7,642,755	$7,000,000	6,687,410	$5,000,000	4,625,347
Accrued Interest	789,479	754,224	$92,494	88,363	$—	—
SCP Equity Partners II
Principal	$2,000,000	1,910,689	$2,000,000	1,910,688	$4,000,000	3,700,278
Accrued Interest	840,986	803,431	$661,479	631,940	$—	—
Total
Principal	$10,000,000	9,553,444	$9,000,000	8,598,098	$9,000,000	8,325,625
Accrued Interest	1,630,465	1,557,655	$753,973	720,303	$—	—
Grand Total	$11,630,465	11,111,099	$9,753,973	9,318,401	$9,000,000	8,325,625

The approximate fair value of the notes, excluding giving consideration to potential conversions to common stock, as of September 30, 2005 and December 31, 2004 was $11,630,000 and $9,754,000, respectively.

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

The accounting treatment of the Notes and the resulting impacts on the financial statements of the Company are as follows:

• As a result of the beneficial conversion feature embedded in the Notes, which provide for conversion of the Notes into the Company’s common stock at any time, the Company recorded a discount against long-term debt upon the receipt of the proceeds. The discount represents the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. The offset to this discount was credited to Additional Paid-in Capital. The discount is being amortized, using the interest method, from the date of receipt to the date of its maturity (August 13, 2007). Since the inception of the Purchase Agreement, on each of the dates the Company received cash proceeds, the intrinsic value exceeded the cash proceeds received. For each of the nine-month periods ended September 30, 2005 and 2004, non-cash charges of $127 thousand and $4.0 million respectively were amortized as interest expense.

• The Notes are classified as Long-term liabilities within the condensed balance sheets in the following amounts:

	September 30, 2005	December 31, 2004
Long-term convertible debt – related parties	$10,000,000	$9,000,000
Less: Discount on long-term convertible debt – related parties	(9,842,325)	(8,969,061)

Long-term convertible debt – related parties, net	$157,675	$30,939

• Interest expense on the Notes is recorded monthly at the rate of 12% per annum and interest accrued on the outstanding interest under the Bridge Loans is recorded monthly on a compounded basis at an annual interest rate of 12%. Interest expense on the Notes for the three-month periods ended September 30, 2005 and 2004 was $302 thousand and $360 thousand, respectively. The balances of related accrued interest were $1.6 million and $754 thousand as of September 30, 2005 and December 31, 2004, respectively.

• Legal fees of $200,000 were paid on behalf of and split between the two Lenders to reimburse legal expenses incurred as a result of the closing of the Purchase Agreement. Upon payment, in the third quarter of 2003, the fees were capitalized as other long-term assets within the balance sheet and amortization commenced. The fees are being amortized over the life of the Notes (four years).

Other events surrounding the closing of the Purchase Agreement and their impact on the financial statements of the Company are as follows:

Effective upon the closing of the Investment under the Purchase Agreement, the Company amended its stock option plan. Under the amended plan the number of options available for grant was increased to 3,074,299. After the closing of the Purchase Agreement, 2,008,193 options at a strike price of $0.10 per share were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement. The granting of the non-qualified stock options to employees caused a non-cash charge to the earnings of the Company of $19.1 million amortized ratably over the two-year vesting period ending in September 2005.

On June 19, 2003, as a condition to the Investment under the Purchase Agreement and contingent upon the closing of the Investment under the Purchase Agreement, the holders of the Company’s Series B Preferred Stock (which consisted of three institutional holders, namely SCP Private Equity Partners II, LP, or SCP II; Mellon Ventures, LP, or Mellon; and Tandem PCS Investments, LP, or Tandem), agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock then outstanding into 1,910,828 shares of common stock at the closing of the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 462,534 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock but excluding the Series G Bridge Warrants) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60 million liquidation preference and other rights and privileges of the Series B Preferred Stock expired. In addition, the Series B Holders agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Purchase Agreement. Accordingly, at the closing of the Investment under the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled. As of August 14, 2003 the Series B Preferred Stock was converted into 1,910,828 shares of common stock at a conversion price of $15.70 per share.

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

As of September 30, 2005, there were a total of 12,611,140 shares of common stock outstanding with an additional 11,111,099 shares issuable upon conversion of the principal amount of the Notes and related accrued interest. The 11,111,099 shares and other shares issuable upon conversion of such additional accrued interest are excluded from the fully diluted loss per share calculation, as their inclusion would be anti-dilutive.

TECORE and SCP II entered into a Voting Agreement, in which each agreed, among other things, to vote all shares issuable upon conversion of the Notes and shares of common stock owned by them for their respective nominees to the Board of Directors and to maintain a Board of Directors of a certain size.

TECORE is a supplier of switching equipment to the Company. At September 30, 2005, TECORE held approximately 30.0% of the outstanding shares of the Company’s common stock (or 58.0% assuming conversion of the TECORE Note, inclusive of accrued interest, and assuming no conversion of the SCP II Note) and beneficially owned approximately 36.3% of the voting power of the Company (the Company’s largest single voting block). TECORE was the Company’s fourth largest customer, based on revenues (12.5%), during the nine-month period ended September 30, 2005 and at September 30, 2005 owed the Company approximately $22 thousand (or less than 1%) of the Company’s total net accounts receivable balance. At September 30, 2005, SCP II held approximately 14.8% of the outstanding shares of the Company’s common stock (or 29.9% assuming conversion of the SCP II Note, inclusive of accrued interest, and assuming no conversion of the TECORE Note) and beneficially owned approximately 16.1% of the voting power of the Company. Two of the directors of the Company are affiliates of TECORE; however, TECORE can appoint four board seats per the Purchase Agreement. As of September 30, 2005, TECORE’s appointees to the board were composed of two affiliates and two independent non-affiliates.

In November 2005, after the end of the third quarter 2005, the Company repaid $2 million of the principal amount under TECORE’s note from the proceeds of the November 2005 financing with Laurus Master Fund described in Note 14 in Notes to Condensed Financial Statements.

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

The Private Placement Warrants became exercisable on October 21, 2004, have a five-year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At September 30, 2005, Private Placement Warrants to purchase 315,531 shares of common stock were outstanding at an exercise price of $13.20, which expire on October 21, 2009. The exercise price of these options is potentially subject to a downward adjustment in the event new funding is received. As a result of the new funding described in Note 14 in Notes to Condensed Financial Statements, the exercise price of the Private Placement Warrants will be adjusted to $1.326 per share.

13) RESTATEMENT

Subsequent to the issuance of its financial statements for the year ended December 31, 2003 and the first three quarters of the year ended December 31, 2004, the Company determined that the discount resulting from the beneficial conversion feature in the senior convertible notes issued in 2003 (see Note 11 in Notes to Condensed Financial Statements) should have been amortized over the life of the note to comply with FASB Emerging Issues Task Force (EITF) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance with of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, which had been amended by EITF 00-27. The Company restated its financial statements for the relevant periods in March 2005.

(in thousands, except for per share amount)	As Originally Reported	As Restated
Three months ended September 30, 2004
Long-term debt - related parties	$10,000.0	$24.2
Stockholders’ equity	11,245.7	21,221.5
Non-cash debt conversion interest charge	2,000.0	3,006.6
Net loss attributable to common stockholders	(7,201.5)	(8,208.1)
Loss per share	(1.09)	(1.24)

Nine months ended September 30, 2004
Long-term debt - related parties	$10,000.0	$24.2
Stockholders’ equity	11,245.7	21,221.5
Non-cash debt conversion interest charge	4,000.0	4,020.4
Net loss attributable to common stockholders	19,451.6	19,472.0
Loss per share	3.25	3.26

14) SUBSEQUENT EVENT

On November 8, 2005, the Company entered into a new financing arrangement with Laurus Master Fund, Ltd. (“Laurus”) involving the secured borrowing of up to $7.0 million outstanding at any one time, subject to availability under a borrowing base formula. The facility includes the issuance of certain convertible notes and common stock purchase warrants to Laurus as described in more detail herein. At closing, the Company received proceeds of $6.0 million representing initial borrowings under the facility, of which $2 million was immediately used to retire existing debt as described below.

The facility involves:

•	The issuance at closing of a $4.0 million minimum borrowing note, which matures on November 8, 2008, and is convertible at any time into shares of common stock of the Company at an initial conversion price of $1.326 per share, subject to certain adjustments in the event of certain future dilutive issuances of common stock. As and to the extent amounts are converted under this note, additional amounts are available for borrowing under the revolving note described below, subject to the borrowing base formula. The minimum borrowing note bears interest, payable on a monthly basis, at an annual rate (adjusted each month) equal to the greater of (i) the “prime rate” published in The Wall Street Journal from time to time plus 2% or (ii) 6%, except that the rate will be decreased by 2% (or 200 basis points) for every incremental 25% increase in the closing price of the Company’s common stock over the conversion price then in effect under the minimum borrowing note. The interest rate reduction referred to above will only take effect during such time as the registration statement that the Company is required to file under the Registration Rights Agreement (described below) is effective. Upon notice to Laurus, the Company may redeem principal amounts outstanding under the minimum borrowing note by paying to Laurus 120% of such principal amount, plus accrued and unpaid interest and other amounts due to Laurus at the time.

•	The issuance at closing of a revolving note under which $7.0 million or, if less, a formula amount (based on eligible inventory and accounts receivable of the Company, and less amounts outstanding under the minimum borrowing note), is available at any time. The revolving note matures on November 8, 2008 and principal amounts outstanding under the revolving note may be converted, at Laurus’ option, into shares of common stock of the Company at a conversion price of $3.789 per share. Amounts outstanding under the revolving note bear interest, payable on a monthly basis, at an annual rate (adjusted each month) equal to the greater of (i) the “prime rate” plus 2% or (ii) 6%, subject to incremental reduction similar to that described above for the minimum borrowing note in the event that the market value of the Company’s common stock exceeds the conversion price of the revolving note.

Amounts outstanding in excess of the formula amount must be immediately repaid and bear interest at a rate of 1.5% per month until paid. Laurus has agreed to make a loan in excess of the formula amount and to waive this provision until April 30, 2006. In addition, the formula amount otherwise applied to the loans has been increased by $2.0 million through April 30, 2006 with that incremental increase to be repaid in monthly installments thereafter over the remaining term of the note.

In connection with this financing arrangement, the Company entered into a Security Agreement with Laurus, under which each of the minimum borrowing note and the revolving note are secured by a first priority security interest in all of the Company’s assets, with the exception of its intellectual property. The Security Agreement also defines certain events that will constitute events of default.

At the closing, the Company also issued common stock purchase warrants to Laurus representing the right to purchase up to 964,187 shares of the Company’s common stock at a per share exercise price of $1.452, which are immediately exercisable with a term of seven years.

The Company and Laurus also entered into a Registration Rights Agreement at the closing, in which the Company has agreed to register for resale the shares of the Company’s common stock that Laurus may receive upon conversion of the minimum borrowing note and upon exercise of the warrants. The shares underlying the revolving note will not be covered by the registration statement. The Company has agreed to file the registration statement within 30 days of the closing, and to cause it to become effective within 90 days of the closing.

The closing of the facility with Laurus required the consent of the Company’s existing senior secured lenders, SCP II and TECORE, who hold the senior secured convertible notes issued by the Company on August 13, 2003 (see Note 11 in Notes to Condensed Financial Statements). In addition to giving their consent to the facility, SCP II and TECORE have agreed with Laurus to subordinate their security interest in the Company’s assets (other than their security interest in the Company’s intellectual property) under the August 2003 senior convertible notes to Laurus’s security interest under the Security Agreement. In connection with entering into the Laurus facility, the Company also executed an amendment to the Securities Purchase Agreement with SCP II and TECORE to provide for a cross-default under that agreement in the event that an event of default occurs under the Laurus facility.

The Company will use the proceeds from the financing, after paying the fees and expenses associated with the transaction: (i) to repay $2.0 million of the aggregate principal amount outstanding under TECORE’s senior secured convertible note, issued in August 2003; and (ii) for general corporate purposes.

In consideration for SCP II’s consent to the Laurus transaction (and its agreement to subordinate its security interest as described above), the Company agreed to issue a warrant to SCP II to purchase 100,000 shares of common stock of the Company at an exercise price of $1.35 per share. The warrant issued to SCP II is exercisable beginning on May 8, 2006 and expires on November 8, 2011. The Company has agreed to register upon demand the shares issued upon exercise of these warrants under the terms of the Company’s existing registration rights agreement with SCP II and the other shareholders named therein.

On April 23, 2004, in connection with the 2004 Private Placement/Funding Transaction described in Note 12 in Notes to Condensed Financial Statements, the Company issued certain warrants to purchase up to 315,531 shares of common stock of the Company (in the aggregate) at a purchase price of $13.20 per share (the “2004 Warrants”). The 2004 Warrants, which are exercisable at any time through October 21, 2009, contain certain anti-dilution adjustments in the event that the Company issues shares of its common stock at a price below the initial exercise price of the 2004 Warrants. As a result of the Laurus financing, the exercise price of the 2004 Warrants has been adjusted to $1.326 per share.

Management is currently in the process of determining the proper accounting for this new financing arrangement with Laurus.

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

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $150.5 million in net revenues from our inception through September 30, 2005. We have incurred substantial losses since commencing operations, and as of September 30, 2005, we had an accumulated deficit of $272.0 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through the second quarter of 2006. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. If revenue levels do not increase, we are likely to require additional funding during the second quarter of 2006, and there is no guarantee that such funding will be available to us. See Liquidity, Capital Resources, Going Concern Considerations and NASDAQ listing below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through September 30, 2005, our base stations have been deployed in twenty-eight networks. We currently sell and market our products in the U.S. through our direct sales force and an OEM. Internationally, we sell our products through our direct sales force, as well as through agents and OEMs. Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with six customers accounting for 80.3% of our net revenues during the nine-month period ended September 30, 2005. For the fiscal years ended December 31, 2002, 2003, and 2004, our revenue from direct sales to international customers was 29.1%, 1.7% and 0.1% of net revenues, respectively. In addition, revenues from OEM sales for international deployments were 49.0%, 39.8% and 37.6% of net revenues for the years ended December 31, 2002, 2003, and 2004, respectively.

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

In general, our gross margins will be affected by the following factors:

•	Demand for our products and services;

•	New product introductions, both by AirNet and our competitors;

•	Changes in our pricing policies and those of our competitors;

•	The mix of base stations and other products sold;

•	The mix of sales channels through which our products and services are sold;

•	Engineering cost reduction successes and funding levels;

•	Access to the best vendors from a cost and technology viewpoint;

•	The mix of domestic and international sales; and

•	The volume pricing we are able to obtain from contract manufacturers and third-party vendors.

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

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to fluctuate as we further the development of our core technology. Research and development associated with future products will depend on customer and adaptive array trial requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards and features. The cost incurred for software development performed by third-parties through development agreements are carried on the balance sheet as an intangible asset until the product is deployed. Subsequent to deployment the cost is amortized over the estimated useful life of the product. Refer to Note 6 in Notes to Condensed Financial Statements for a detailed discussion.

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

RECENT DEVELOPMENT

On November 8, 2005, we entered into a new financing arrangement with Laurus Master Fund, Ltd. which provided for the secured borrowing of up to $7 million outstanding at any one time under a minimum borrowing note and a revolving note, each of which are convertible into shares of our common stock. The terms of the borrowing and certain related agreements are set forth in more detail under Part II Item 5 of this report. See also Liquidity, Capital Resources, Going Concern Considerations and NASDAQ Listing below.

RESULTS OF OPERATIONS The following table sets forth for the periods indicated the results of operations expressed as a percentage of net revenues:

	UNAUDITED
	Three months ended Sept 30,		Year-to-date ended Sept 30,
	2005	2004	2005	2004
REVENUES:
Equipment Revenues	67.9%	83.7%	71.9%	72.0%
Services Revenues	32.1%	16.3%	28.1%	28.0%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES:
Equipment Cost of Revenues	41.0%	59.0%	50.1%	54.7%
Services Cost of Revenues	17.8%	9.5%	11.7%	16.0%
Write-down of excess and obsolete inventory	3.3%	0.0%	3.2%	1.3%

Total Cost of Revenues	62.1%	68.5%	65.0%	72.0%

GROSS PROFIT	37.9%	31.5%	35.0%	28.0%

OPERATING EXPENSES:
Research and development	49.5%	63.4%	55.1%	62.5%
Sales and marketing	12.4%	16.5%	14.8%	15.8%
General and administrative	32.6%	48.6%	40.8%	49.8%

Total operating expenses	94.5%	128.5%	110.7%	128.1%

LOSS FROM OPERATIONS	-56.6%	-97.0%	-75.7%	-100.1%

TOTAL OTHER (EXPENSE) INCOME, NET	-5.5%	-66.5%	-5.5%	-34.5%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	-62.1%	-163.5%	-81.2%	-134.6%

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net revenues: Net revenues for the nine months ended September 30, 2005 increased $1.4 million or 9.4% to $15.8 million compared to $14.4 million for the nine months ended September 30, 2004. This net increase was primarily attributable to a $4.5 million increase in revenues generated by our direct sales channels driven by our announced Asian contract, increases in our Adaptive Array revenues of $0.7 million and increases in our RapidCell/Public Service revenues of $0.5 million. These revenue increases were partially offset by a $2.9 million decrease in TECORE OEM revenues (TECORE is a related party) and a $1.2 million decrease in Alcatel coverage product revenue. During the nine months ended September 30, 2005, the Adaptive Array and RapidCell/Public Service products accounted for 37.8% or $6.0 million of our revenue compared to 32.9% or $4.8 million during the nine months ended September 30 2004. Services revenue, which includes feature development services and equipment maintenance contracts, increased $0.4 million during the nine months ended September 30, 2005 to $4.5 million compared to $4.1 million for the nine months ended September 30, 2004 reflecting increased feature development and maintenance revenue. For the nine months ended September 30, 2005, $12.7 million (or 80.3%) of our revenue was generated by six customers.

We recognize the need for revenue growth to obtain profitability and to achieve and maintain positive cash flow from operations. Based on our 2004 gross profit rate and taking into account a series of expense reduction efforts and product cost initiatives, we estimate that we would need revenue of approximately $12.0 million per quarter in order to achieve a positive cash flow from operations. Achievement of these revenue levels would require a substantial increase over previous years’ revenues. To address the need for revenue growth, we shifted our selling strategy in 2002 from a direct sales strategy to relying primarily on OEM/Partners to sell and distribute our products. To date, we have signed multiple non-exclusive OEM agreements with OEM/Partners including: Alcatel USA Sourcing, TECORE, Electronia and two large defense contractors. Because we have a direct sales and marketing staff of only five employees, OEM/Partners revenue is critical to our revenue strategy. Revenue generated by OEM/Partners was $6.3 million (39.8% of total revenue) and $9.4 million (65.3% of total revenue) for the nine-month periods ended September 30, 2005 and 2004, respectively. As discussed earlier, the reduction in OEM revenue was driven primarily by reductions in Alcatel coverage revenues and TECORE OEM revenues. Competitive pricing pressures have impacted our OEM revenues particularly in these coverage markets.

We have previously projected our fiscal year 2005 business plan (the “plan”) revenue at $24 -28 million with our current distribution channels. Our first half results were in line with the plan. Although we achieved 93% of our revenue plan for the first nine months of the year, our fourth quarter revenue must reflect at least a 57% increase in quarterly revenue from our $5.3 million per quarter year to date 2005 revenue run rate to achieve 2005 revenues of $24 million. We are partially funding an Adaptive Array SuperCapacity base station trial with a major operator in a major domestic metropolitan area. This trial is being co-funded by the Company and the operator. We are providing, on a temporary basis, the Adaptive Array base stations for the trial at no charge to the operator. The fourth quarter of 2005 will be a challenging quarter for revenue for several reasons including our limited backlog, our focus on the major field trial opportunity and less than planned OEM revenues. We currently are projecting 2005 revenue to be $19-21 million. As of September 30, 2005, we had revenue backlog of approximately $3.2 million. Our historical sales results and our current backlog, even as revised, do not give us sufficient visibility or predictability to indicate when the higher sales levels might be achieved, if at all. Our 2005 plan contains aggressive targets and there can be no assurances that these targets can be met. For example, our 2005 plan makes certain assumptions about new Adaptive Array contract awards, and if these contracts are not awarded to us, our revenue may be significantly less than our plan projects. Even if we meet these aggressive targets, revenue will fall well under the $12 million per quarter that we estimate we would need to achieve positive cash flow from operations on a sustainable basis.

Gross profit: Gross profit for the nine months ended September 30, 2005 increased $1.5 million (or 37.1%) to $5.5 million as compared to $4.0 million for the nine months ended September 30, 2004. The gross profit margins were 35.0% and 28.0% for the nine months ended September 30, 2005 and 2004, respectively. Equipment margins increased to 25.9% during the nine months ended September 30, 2005 from 22.1% during the nine months ended September 30, 2004 due mainly to direct customer sales which yield higher profit margins than our OEM channel for coverage products. Service margins improved from 43.0% during the nine months ended September 30, 2004 to 58.4% during the nine months ended September 30, 2005. The $1.5 million net increase in the total gross profit is primarily derived from a higher content of direct hardware revenue of our traditional coverage products in 2005 which replaced lower margin OEM revenue from 2004 and increased service margins generated by increased feature development activity and maintenance revenue which are higher margins services. Cost of revenues for the nine months ended September 30, 2005 also includes $117 thousand of non-cash stock compensation expense versus $128 thousand during the nine months ended September 30, 2004.

Research and development: Research and development expenses for the nine months ended September 30, 2005 decreased $0.3 million to $8.7 million compared to $9.0 million for the nine months ended September 30, 2004. This net decrease was primarily the result of decreased non-cash stock compensations expense of $0.5 million partially offset by increased labor costs used to fund development activity. Our 2005 annual plan projected research and development costs to trend downward due primarily to an expected decrease in non-cash stock compensation expense from $2.8 million in 2004 to $1.7 million in 2005, offset by an anticipated increase in labor costs resulting from our continuing effort to accelerate development.

Sales and marketing: Sales and marketing expenses for the nine months ended September 30, 2005 were essentially flat from year ago levels at $2.3 million. The sales and marketing related portion of the non-cash stock compensation expense decreased from $0.6 million in 2004 to $0.5 million in 2005 offset by slight increases in labor and trade show expenses. We expect sales and marketing costs, net of non-cash stock compensation expense to remain at third quarter levels.

General and administrative: General and administrative expenses for the nine months ended September 30, 2005 decreased $0.8 million to $6.5 million as compared to $7.2 million for the nine months ended September 30, 2004. This decrease was due to a reduction in non-stock compensation expense from $4.2 million for the nine months ended September 30, 2004 to $3.4 million for the nine months ended September 30, 2005.

Total other expense: Total other expense for the nine months ended September 30, 2005 decreased $4.1 million to $0.9 million compared to $5.0 million for the nine months ended September 30, 2004. The decrease was mainly the result of a $3.9 million decrease in the amortization discount expense on our convertible debt (described in Note 11 in Notes to Condensed Financial Statements) that was attributed to convertible debt conversions in the second and third quarters of 2004.

Non-cash stock compensation expense: Non-cash stock compensation expense was a significant charge which affected our net loss attributed to common stockholders during the nine months ended September 30, 2005 and 2004. Non-cash stock compensation expenses for the nine months ended September 30, 2005 were $5.5 million compared to $7.0 million for the nine months ended September 30, 2004. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working (see Note 8 in Notes to Condensed Financial Statements). As of September 30, 2005, the balance of deferred compensation was $0.2 million.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net revenues: Net revenues for the three months ended September 30, 2005 increased 5.0% to $5.3 million compared to $5.0 million for the three months ended September 30, 2004. Although quarter over quarter revenues were up 5.0%, there was a significant change in the revenue mix. There was a $2.5 million increase in direct sales offset partially by a $2.3 million decrease in OEM revenue in the three months ended September 30, 2005 as compared to September 30, 2004 levels. For the three months ended September 30, 2005, $4.5 million (or 85.4%) of our revenue was generated by six customers.

Revenue generated by OEM/Partners was $1.5 million (28.7% of total revenue) and $3.7 million (74.3% of total revenue) for the three-month periods ended September 30, 2005 and 2004, respectively. Two OEMs, Alcatel and TECORE, accounted for the majority of the year over year reduction in OEM revenues. This reduction was offset by a recently announced sale to an Asian customer.

Gross profit: Gross profit for the three months ended September 30, 2005 increased $0.4 million (or 26.4%) to $2.0 million as compared to $1.6 million for the three months ended September 30, 2004. The gross profit margins were 37.9% and 31.5% for the three months ended September 30, 2005 and 2004, respectively. Equipment margins increased to 34.6% during the three months ended September 30, 2005 from 29.5% during the three months ended September 30, 2004 due mainly to increased direct customer sales which yield higher profit margins than our OEM distribution channel for coverage products. Service margins improved from 41.6% during the three months ended September 30, 2004 to 44.7% during the three months ended September 30, 2005. Cost of revenues for the three months ended September 30, 2005 also includes $30 thousand of non-cash stock compensation expense versus $32 thousand during the three months ended September 30, 2004.

Research and development: Research and development expenses for the three months ended September 30, 2005 decreased $0.6 million to $2.6 million compared to $3.2 million for the three months ended September 30, 2004. This net decrease was primarily the result of decreased non-cash compensation expenses of $0.4 million. Our 2005 annual plan projected research and development costs to trend downward due primarily to an expected decrease in non-cash stock compensation expense from $2.8 million in 2004 to $1.7 million in 2005, offset by an anticipated increase in labor costs resulting from our continuing effort to accelerate development.

Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2005 decreased $0.1 million to $0.7 million compared to $0.8 million for the three months ended September 30, 2004. The net decrease was due primarily to a decrease in non-cash compensation expenses. We expect sales and marketing costs, net of non-cash stock compensation expense to remain at third quarter levels. The sales and marketing related portion of the non-cash stock compensation expense is expected to decrease from $0.8 million in 2004 to $0.5 million in 2005.

General and administrative: General and administrative expenses for the three months ended September 30, 2005 decreased $0.7 million to $1.7 million as compared to $2.4 million for the three months ended September 30, 2004 reflecting a $0.8 million decrease in non-cash stock compensation expense.

Total other expense: Total other expense for the three months ended September 30, 2005 decreased $3.0 million to $0.3 million compared to $3.3 million for the three months ended September 30, 2004. The decrease was mainly the result of a $3.0 million decrease in the amortization discount expense on our convertible debt (described in Note 11 in Notes to Condensed Financial Statements) that was attributed to a convertible debt conversion in the third quarter of 2004. These note balances are currently included in Stockholders’ Equity.

Non-cash stock compensation expense: Non-cash stock compensation expense was a significant charge which affected our net loss attributed to common stockholders during the three months ended September 30, 2005 and 2004. Non-cash stock compensation expenses for the three months ended September 30, 2005 were $1.0 million compared to $2.3 million for the three months ended September 30, 2004. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working (see Note 8 in Notes to Condensed Financial Statements). As of September 30, 2005, the balance of deferred compensation was $0.2 million.

RESTATEMENT

As described more fully in Note 13 in Notes to Condensed Financial Statements, we have restated certain items for the nine months ended September 30, 2004, with respect to the timing of our recognition of certain non-cash interest charges resulting from the beneficial conversion feature of our August 2003 convertible note financing.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 year	1 – 3 years	Over 3 years
Operating lease obligations [3]	$931	$579	$352	$—
Capital lease obligations	—	—	—	—
Other purchase obligations and commitments [1]	2,211	2,211	—	—
Long-term debt obligations [2]	14,127	—	14,127	—

Total	$17,269	$2,790	$14,479	$—

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in Note 6 in Notes to Condensed Financial Statements.
[2]	Includes the principal balance on Security Purchase Agreement Notes ($10.0 million) as of September 30, 2005, accrued interest ($1.6 million) on the principal balance of the Notes as of September 30, 2005, and related future interest ($2.3 million) to be accrued from January 1, 2005 through the maturity date of August 13, 2007, assuming no future conversion of Notes to common stock.
[3]	The increase reflects the renewal of property leases.

Also includes deferred accrued interest on the Bridge Loan of $160,741 and accrued interest of $93,784 on this amount through its maturity date of August 13, 2007 (see Note 11 in Notes to Condensed Financial Statements).

Certain remaining obligations under our agreement with ArrayComm (see Note 6 in Notes to Condensed Financial Statements) are not included above as they are contingent upon the shipment of 100 SuperCapacity base stations, which cannot be estimated at this point. As of September 30, 2005, we have shipped 18 SuperCapacity base stations to customers.

The amounts in the table also do not reflect the debt outstanding under the financing with Laurus Master Fund, Ltd. described in Part II Item 5, which were received after the end of the third quarter.

LIQUIDITY, CAPITAL RESOURCES, GOING CONCERN CONSIDERATIONS AND NASDAQ LISTING

The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of September 30, 2005, we had an accumulated deficit of $272.0 million. Cash used in operations and to fund capital expenditures for the nine-month periods ended September 30, 2005 and 2004 was $1.9 million and $5.1 million, respectively. We expect to have an operating loss at least through the first half of 2006. At September 30, 2005, our principal source of liquidity was $5.1 million of cash and cash equivalents, $3.2 million of accounts receivable, our contract backlog of $3.2 million and future contracts if awarded. Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding. As of November 9, 2005 our cash balance was $7.4 million which includes the new funding received in November and described in detail in Part II, Item 5. Our current operating plan projects that cash available from planned revenue combined with the cash on hand may be adequate to defer the requirement for new funding through April 30, 2006 but there can be no assurances that future financing can be secured at a reasonable cost, if at all.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as ours has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our weak capital structure. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, our ability to raise capital, our dependence on key personnel, our dependence on a limited number of customers (with six customers accounting for 80.3% of our total revenue for the nine months ended September 30, 2005), our ability to address large customer expectations and product defects, our ability to design new products, the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, our reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on increasing our revenues and/or reducing our expenses and securing sufficient additional funding to enable us to operate. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that we will be required to reduce or discontinue operations if we are unable to obtain additional funding, increase revenue to cash flow break even levels or dramatically reduce our expenditures. A dramatic reduction in expenditures may significantly reduce our ability to compete. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. We have limited cash resources and therefore we must reduce our negative cash flows or secure additional funding to continue operations. Obtaining additional funding would require the approval of our senior note holders and the holders of the new funding detailed in Part II Item 5 would likely be subject to additional conditions, and there can be no assurances that we will be able to find such financing even if our senior note holders and the holders of such new funding would permit it. Likewise, there can be no assurances that we will succeed in achieving our goals and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debt to the holders of our senior notes, in accordance with Securities Purchase Agreement described in Note 11 in Notes to Condensed Financial Statements, the holders of the new funding detailed in Part II Item 5 or to any other creditors. Accordingly, should we file for bankruptcy, there is no assurance that our stockholders would receive any value.

We have engaged financial advisors to assist us in identifying and evaluating strategic business options. These options include, but are not limited to, i) seeking strategic partners and/or strategic investors ii) financial investors and iii) a business combination or acquisition. We are also partially funding an Adaptive Array SuperCapacity base station trial with a major operator in a major domestic metropolitan area. This trial is being co-funded by the Company and the operator. We are providing, on a temporary basis, the Adaptive Array base stations necessary for the trial at no charge to the operator.

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

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was approximately $1.4 million during the nine months ended September 30, 2005 compared with $4.9 million during the nine months ended September 30, 2004. The $3.5 million increase in net cash from operating activities was primarily the result of improved margins and expense control, reductions and accelerated collections of accounts receivable during the nine months ended September 30, 2005 that were unmatched during the nine months ended September 30, 2004. These positive cash flow results were partially offset by $0.4 million reduction in inventory in 2005 compared to a $1.9 million reduction during the nine months ended September 30, 2004. We expect cash flow to be negative in the fourth quarter because we anticipate a reduction in accounts payables and accrued expenses as they are paid, a decrease in deposits and an increase in inventory to support the field trial with a major operator.

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

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities (capital expenditures) for the nine months ended September 30, 2005 was $481 thousand compared to $206 thousand for the nine months ended September 30, 2004. The level of capital expenditures remains relatively low, as our physical assets available are adequate to meet our needs at this time. We anticipate an increase in our capital expenditures for testing and manufacturing equipment used during final assembly of our products as our revenues increase.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities included $1.0 million and $9.1 million for of the nine-month periods ended September 30, 2005 and 2004, respectively, each of which was the result of proceeds from installments received from the long-term convertible debt as described in Note 11 of Notes to Condensed Financial Statements ($4.0 million during the first nine months of 2004 vs. $1.0 million during the same time period in 2005). In addition, the nine-month period ended September 30, 2004 includes the $5.1 million of net proceeds from the Private Placement as described in Note 12 of Notes to Condensed Financial Statements. Additional funds were received on November 8, 2005 and are detailed in Part II Item 5.

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

We may not be able to obtain additional capital to fund our operations on reasonable terms and this could hurt our business and negatively impact our stockholders. If adequate funds in the form of equity or debt are not available on reasonable terms or terms acceptable to us in the future, we may be unable to continue as a going concern. If we raise additional funds through the issuance of convertible debt or additional equity securities, the percentage ownership of our existing stockholders would be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations. Any additional funding would likely require the approval of our secured convertible note holders, and those note holders may not approve new funding if it requires substantial dilution, waiver of anti-dilution adjustment rights, subordination of their security interest, or a lock-up of their ability to sell their shares of common stock in the market, even if the funding is in the best interest of the Company or our stockholders. Our secured convertible note holders have a senior security interest in all of our assets, and until these investors are paid in full or until they have converted the notes and accrued interest into common stock, we may not be able to obtain additional investment or working capital. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity, Capital Resources, Going Concern Considerations and NASDAQ Listing.

If we are unable to raise additional financing, we may be forced to seek protection under the federal bankruptcy laws. If we are unable to raise capital from another source as early as the second quarter of 2006, we may be required to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws. There can be no assurance if we do so that our common stockholders will realize any value.

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

Investment in our stock is speculative, and our stock price is volatile. In light of the current market conditions for wireless communications, our uncertain financial condition and recent sales of our shares by significant stockholders, including SCP II and TECORE, we believe that an investment in our stock is highly speculative. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

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

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by investors could immediately, significantly and adversely affect the trading price of our common stock.

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

We have started to sell our products and services to the U.S. Government or U.S. Government contractors, and the loss of these relationships or a shift in government funding could have adverse consequences on our business. Approximately 23.0% and 24.2% of our net sales during fiscal 2004 and the nine months ended September 30, 2005, respectively were to the U.S. Government or to U.S. Government contractors. Therefore, any significant disruption or deterioration of these relationships with the U.S. Government and its contractors could significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and likely will continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.

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

We expect the prices of our products to decline due to competitive pressures, and this decline could reduce our revenues and gross margins. We anticipate that the prices of our products will decrease in the future due to competitive pricing pressures, increased sales discounts, new product introductions or other factors. If we are unable to offset these factors by increasing our sales volumes, our revenues will decline. In addition, to maintain our gross margins, we must develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing costs of our products. We cannot guarantee that we will be able to do these things successfully. Our failure to do so would cause our revenues and gross margins to decline, which could seriously harm our operating results and cause the price of our common stock to decline.

Control by our existing stockholders and noteholders could discourage the potential acquisition of our business. As of September 30, 2005, 5% or greater stockholders and their affiliates owned approximately 5.6 million shares of our common stock or approximately 44.8% of our outstanding shares of common stock. In addition, two of these stockholders, TECORE and SCP Private Equity Partners II, LP (“SCP II”), held the rights to acquire another approximately 11.1 million shares of common stock upon conversion or exercise of other securities. Acting together, these stockholders may be able to control all matters requiring approval by stockholders, including the election of directors. The combined interests of these two investors constitute, and TECORE’s interest alone (assuming conversion of its note) may constitute an effective controlling interest in the Company. In addition, our debtholders have certain contractual approval rights that give them an effective veto over important corporate transactions in which we may wish to engage. Either or both of this concentration of ownership and the related contractual rights could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Some of our larger investors have sold and may attempt to further sell their common stock, which may depress the market price of our securities. SCP Private Equity Partners II, LP and TECORE each beneficially hold more than 5% of the Company’s common stock. SCP Private Equity Partners II, LP, which at September 30, 2005 held approximately 1.9 million shares of common stock, sold approximately 1.1 million shares in 2004 and may continue selling throughout 2005. TECORE, which at September 30, 2005 held approximately 3.8 million shares, sold approximately 0.9 million shares in 2004 and may continue selling throughout 2005. Other large investors may elect to sell at the same or proximate times. If any one of these investors sells their common shares, the number of buyers in the market may not support the shares being sold and the market price of our shares could drop. The effect of these sales could be further accelerated in the event the Company is not able to maintain its NASDAQ National Market listing.

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

Under the currently applicable rules, as a non-accelerated filer, we will not be required to prepare and include this report in our filings until our annual report for our fiscal year ending December 31, 2007. However, we note that we recently restated our financial results for the fiscal year ended December 31, 2003, for the last two quarters of fiscal 2003, and for the first three quarters of fiscal 2004. Under the standards of the Public Company Accounting Oversight Board, such a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in internal control over financial reporting. Under the relevant SEC rules, management will not be permitted to conclude that internal control over financial reporting is effective if it has identified one or more material weaknesses in those internal controls. The events surrounding the restatement may be an indication that we have insufficient personnel resources and technical accounting expertise within our internal accounting function to resolve non-routine or complex accounting issues. As a small company with limited resources, we may find the cost of addressing these matters by hiring additional accounting staff with such technical expertise to be prohibitive. We have been using an outside consultant to review our internal controls, IT systems, control strengths and weaknesses, documentation and review procedures. However, if we are unable to address these issues before we are required to report our conclusions relating to our internal control over financial reporting, our management and independent auditors may be unable to conclude that our internal control over financial reporting is effective. Moreover, while we note that a material weakness in internal control over financial reporting does not itself suggest a material misstatement of a company’s financial statements, if we are unable to address these matters as they relate to the application of generally accepted accounting principles to complex, non-routine transactions, there is a risk going forward that a material misstatement in our annual or interim financial statements will not be prevented or detected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that have the option to renew on a monthly basis. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at September 30, 2005.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls and procedures include certain components of its internal control over financial reporting. Insofar as management’s assessment of the Company’s disclosure controls and procedures involves an assessment of its internal control over financial reporting, such assessment is expressed at the level of reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. In performing its evaluation, management reviewed in particular the Company’s practices relating to the treatment of the non-cash interest expense relating to its August 2003 convertible note financing and the related restatement reflected in the Annual Report on Form 10-K for the year ended December 31, 2004 and described in Note 13 of Notes to Condensed Financial Statements. The evaluation considered the procedures used by the Company in facing non-routine or complex transactions, including its reliance on consultation with its outside financial experts in connection with the accounting treatment for such complex transactions where appropriate, and considered whether such procedures are effective, among other things, in providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States. In light of the restatement described above, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005.

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

The Certifying Officers also have indicated that there were no changes in our internal control over financial reporting during the third quarter of fiscal 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of the Company’s Board of Directors has accepted the pending settlement. Under the terms of the settlement agreement, the defendant issuers’ insurers have agreed to guarantee the plaintiffs the amount of one billion dollars less the total of all of the plaintiffs’ recoveries from the underwriter defendants. None of the proceeds will be distributed to any proposed class member until after the conclusion of the class members’ proceedings with respect to the underwriter defendants. Furthermore, pursuant to the agreement, the issuer defendants have assigned all their potential claims against the underwriter defendants to a litigation trust, to be represented by plaintiffs’ counsel. On February 15, 2005, the Court granted preliminary approval of the proposed settlement. The Court’s approval is contingent on certain modifications of the settlement provisions concerning a bar on claims of contribution. A proposed amendment to the settlement addressing the Court’s concerns has been prepared and is currently awaiting final approval from the court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following votes were cast at the Annual Meeting of Stockholders of the Company held September 30, 2005.

1. To elect eight directors to the Board of Directors, each to serve a one-year term.

	Common Stock		Voting Stock Equivalents		TOTAL VOTING STOCK
	For	Withheld	For	Withheld	For	Withheld
George M. Calhoun	9,615,608	56,344	2,008,133	0	11,623,741	56,344
Glenn A. Ehley	9,609,568	62,384	2,008,133	0	11,617,701	62,384
Gerald Y. Hattori	9,599,238	72,714	2,008,133	0	11,607,371	72,714
Darrell L. Maynard	9,615,600	56,352	2,008,133	0	11,623,733	56,352
Daniel A. Saginario	9,597,075	74,877	2,008,133	0	11,605,208	74,877
Jay J. Salkini	9,529,600	142,352	2,008,133	0	11,537,733	142,352
R. Doss McComas	9,608,545	63,407	2,008,133	0	11,616,678	63,407
Ronald W. White	9,599,476	72,476	2,008,133	0	11,607,609	72,476

Pursuant to these votes, all eight directors were elected.

2. To approve and ratify an amendment to the Company’s certificate of incorporation to decrease the Company’s authorized common stock from 400,000,000 to 100,000,000 shares, $.001 par value per share.

	Common Stock	Voting Stock Equivalents		TOTAL VOTING STOCK
FOR	9,626,276	FOR	2,008,133	FOR	11,634,409
AGAINST	38,138	AGAINST	0	AGAINST	38,138
ABSTAIN	7,538	ABSTAIN	0	ABSTAIN	7,538

Pursuant to these votes, the foregoing proposal was approved.

3. Ratify the selection of BDO Seidman LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005:

	Common Stock	Voting Stock Equivalents		TOTAL VOTING STOCK
FOR	9,637,872	FOR	2,008,133	FOR	11,646,005
AGAINST	28,305	AGAINST	0	AGAINST	28,305
ABSTAIN	5,775	ABSTAIN	0	ABSTAIN	5,775

Pursuant to these votes, the selection was ratified.

ITEM 5. OTHER INFORMATION

On November 8, 2005, the Company entered into a new financing arrangement with Laurus Master Fund, Ltd. (“Laurus”) involving the secured borrowing of up to $7.0 million outstanding at any one time, subject to availability under a borrowing base formula. The facility is evidenced by the issuance of certain convertible notes and common stock purchase warrants to Laurus as described in more detail herein. At closing, proceeds of $6 million were paid to the Company representing initial borrowings under the facility, of which $2 million was immediately used to retire existing debt as described below. In connection with this arrangement, the Company and Laurus entered into a Security Agreement and certain related agreements described below.

The facility involves:

• The issuance at closing of a $4.0 million minimum borrowing note, which matures on November 8, 2008. The minimum borrowing note is convertible at any time into shares of common stock of the Company at an initial conversion price of $1.326 per share, subject to certain adjustments in the event of certain future dilutive issuances of stock. As and to the extent amounts are converted under this note, additional amounts are available for borrowing under the revolving note described below, subject to the borrowing base formula. The minimum borrowing note bears interest, payable on a monthly basis, at an annual rate (adjusted each month) equal to the greater of (i) the “prime rate” published in The Wall Street Journal from time to time plus 2% or (ii) 6%, except that the rate will be decreased by 2% (or 200 basis points) for every incremental 25% increase in the closing price of the Company’s common stock over the conversion price then in effect under the minimum borrowing note. The interest rate reduction referred to above will only take effect during such time as the registration statement that the Company is required to file under the Registration Rights Agreement (described below) is effective. Upon notice to Laurus, the Company may redeem principal amounts outstanding under the minimum borrowing note by paying to Laurus 120% of such principal amount, plus accrued and unpaid interest and other amounts due to Laurus at the time.

• The issuance at closing of a revolving note under which $7.0 million or, if less, a formula amount (based on eligible inventory and accounts receivable of the Company, and less amounts outstanding under the minimum borrowing note), outstanding at any time is available for borrowing under a revolving credit facility. The facility matures on November 8, 2008. Principal amounts outstanding under the revolving note may be converted, at Laurus’ option, into shares of common stock of the Company at a conversion price of $3.789 per share. Amounts outstanding under the revolving note bear interest, payable on a monthly basis, at an annual rate (adjusted each month) equal to the greater of (i) the “prime rate” plus 2% or (ii) 6%, subject to incremental reduction similar to that described above for the minimum borrowing note in the event that the market value of the Company’s common stock exceeds the conversion price of the revolving note.

Amounts outstanding in excess of the formula amount must be immediately repaid and bear interest at a rate of 1.5% per month until paid. Laurus has agreed to make a loan in excess of the formula amount and to waive this provision until April 30, 2006. In addition, the formula amount otherwise applied to the loans has been increased by $2 million through April 30, 2006 with that incremental increase to be repaid in monthly installments thereafter over the remaining term of the note.

The terms of the Laurus facility are governed by a Security Agreement, dated as of the closing, between the Company and Laurus. Under the Security Agreement, each of the minimum borrowing note and the revolving note are secured by a first priority security interest in all of the Company’s property and assets, with the exception of its intellectual property. The Security Agreement also defines certain events that will constitute events of default under the Laurus notes, including the Company’s failure to make payments under the notes when due or to comply with its obligations under its agreements with Laurus. Following the occurrence and during the continuance of an event of default, the notes would bear interest at a rate of 1.5% per month, and Laurus will have the option to require the Company to make a default payment of 112% of the principal balance of the notes, plus accrued and unpaid interest and other amounts outstanding.

At the closing, the Company also issued common stock purchase warrants to Laurus representing the right to purchase up to 964,187 shares of the Company’s common stock at a per share exercise price of $1.452, exercisable on any date before the seventh anniversary of the date of issuance.

The Company and Laurus entered into a Registration Rights Agreement at the closing, in which the Company has agreed to register for resale the shares of the Company’s common stock that Laurus may receive upon conversion of the minimum borrowing note and upon exercise of the warrants. The shares underlying the revolving note will not be covered by the registration statement. The Company has agreed to file the registration statement within 30 days of the closing, and to cause it to become effective within 90 days of the closing.

The closing of the facility with Laurus required the consent of the Company’s existing senior secured lenders, SCP Private Equity Partners II, LP and TECORE, Inc., who hold the senior secured convertible notes issued by the Company on August 13, 2003 under a Securities Purchase Agreement and related agreements. In addition to giving their consent to the facility, SCP II and TECORE have agreed with Laurus to subordinate their security interest in the Company’s assets (other than their security interest in the Company’s intellectual property) under the August 2003 senior convertible notes to Laurus’s security interest under the Security Agreement. In connection with entering into the Laurus facility, the Company also executed an amendment to the Securities Purchase Agreement with SCP II and TECORE to provide for a cross-default under that agreement in the event that an event of default occurs under the Laurus facility.

The Company will use the proceeds from the financing, after paying the fees and expenses associated with the transaction: (i) to repay $2 million of the aggregate principal amount outstanding under TECORE’s senior secured convertible note, issued in August 2003; and (ii) for general corporate purposes. After fees and expenses, the Company expects proceeds to the company at closing (before repayment of a portion of TECORE’s note as described above) to be approximately $5.5 million.

In consideration of SCP II’s consent to the Laurus transaction (and its agreement to subordinate its security interest as described above), the Company agreed to issue a warrant to SCP II to purchase 100,000 shares of common stock at an exercise price of $1.35 per share. The SCP II warrant is exercisable beginning 181 days following the closing date and expires on November 8, 2011. The Company has agreed to register upon demand the shares issued upon exercise of these warrants under the terms of the Company’s existing registration rights agreement with SCP and the other shareholders named therein.

On April 23, 2004, in connection with a sale of common stock to a number of institutional accredited investors at that time, the Company issued certain warrants to purchase up to 315,531 shares of common stock (in the aggregate) at a purchase price of $13.20 per share (the “2004 Warrants”). The form of 2004 Warrants was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 26, 2004. The 2004 Warrants, which are exercisable at any time through October 21, 2009, contain certain anti-dilution adjustments in the event that the Company issues shares of its common stock at a price below the initial exercise price of those warrants. As a result of the new financing, the exercise price of the 2004 Warrants has been adjusted to $1.326 per share.

Management is currently in the process of determining the proper accounting for this new financing arrangement with Laurus.

The financing arrangement was described in, and the related agreements were filed as exhibits to, the Company’s Current Report on Form 8-K filed November 10, 2005.

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

Dated: November 14, 2005

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