Form 10-K
period 2005-12-31
AIRNET COMMUNICATIONS CORP
filed 2006-03-28
CIK 944163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

COMMON STOCK, PAR VALUE $.001 PER SHARE

(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark  ☒  whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of shares held by non-affiliates as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,574,805 (based on a closing price on June 30, 2005 on NASDAQ of $1.55 per share). As of March 20, 2006, 12,879,290 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

i

TRADEMARK AND TRADE NAMES

The stylized AirNet mark, AirNet®, AdaptaCell®, AirSite®, Backhaul Free™, RapidCell™, Trip Cap™, SuperCapacity™, IntelliBSS™, iBSS™ and DirectLink™ are trademarks of AirNet Communications Corporation.

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

We began marketing our GSM (Global System for Mobile Communications) base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2005, our base stations had been deployed in twenty-eight networks. Worldwide, we sell our products through our direct sales force, as well as through agents, resellers, and original equipment manufacturers (OEMs).

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated $154.2 million in net revenues from our inception through December 31, 2005. We have incurred substantial losses since commencing operations, and as of December 31, 2005, we had an accumulated deficit of $276.8 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base, we expect to continue to incur net losses at least through 2006. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We are likely to require additional funding in the near future, and there is no guarantee that such funding will be available to us. See Liquidity, Capital Resources and Going Concern Considerations under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Product Overview. Our system features six innovative base station products:

AdaptaCell® base station. Our AdaptaCell® base station is a software-defined base station, meaning it uses software to control the way it filters, encodes or decodes wireless signals. Our AdaptaCell® base station incorporates a patented broadband, software-defined, radio architecture that is designed to enable operators to upgrade their wireless networks to offer high-speed data and Internet services by changing software with few, if any, hardware modifications rather than deploying new base stations. Our AdaptaCell® base station also incorporates a broadband architecture, meaning that it uses only one radio to process a large number of radio channels simultaneously.

Adaptive Array SuperCapacity™ base station. The broadband architecture of our flagship AdaptaCell® base station makes it the ideal platform to deliver integrated software algorithms that will permit the addition of an adaptive array antenna feature. Adaptive array technology focuses radio signals on individual handset antennas instead of spreading the signals over the entire cell covered by one base station. It also blocks the strongest interference, which significantly increases performance, capacity and high-speed data rates. The AirNet® Adaptive Array SuperCapacity™ base station provides network operators with a potentially compelling value proposition. The adaptive array technology, licensed by AirNet from ArrayComm, Inc., improves capacity, call quality, and high-speed data performance while reducing the number of cell sites required by up to a factor of 5x. In order to support capacity deployments on traditional wireless systems, operators must re-use their spectrum. This re-use of spectrum creates additional voice channels but inherently increases interference, degrading the quality of service provided by the network. In contrast, the AirNet SuperCapacity™ base station utilizing adaptive array processing reduces interference, improves voice quality, conserves signal power by focusing and receiving energy only in desired locations, and increases capacity. The Adaptive Array product was first commercially deployed in 2004 in a voice only mode. We expect to add adaptive high-speed data functionality in 2006.

RapidCell™ base station. Our RapidCell™ base station is a miniaturized version of the AdaptaCell® base station. The AirNet RapidCell™ base station is about the size of a large suitcase and can support up to 12 GSM carriers or 96 channels configured for rapid deployment for use by emergency first responders or governmental agencies. The RapidCell™ base station is a ruggedized rapidly deployable, secure wideband base station that solves the problem of getting a reliable communication system up and running quickly. In addition to a stand alone mode, our RapidCell™ base station can be connected to GSM core infrastructure either directly or via satellite allowing for ubiquitous connectivity for standard GSM handsets nearly anywhere in the world. Our RapidCell™ base station can also support an IP interface with only a software upgrade.

AirSite® Backhaul Free™ base station. The AirSite® Backhaul Free™ base station carries voice and data signals back to the wireline network without using a physical wired communications link. Our AirSite® Backhaul Free™ base station uses an operator’s existing radio frequencies as the media to provide the necessary connection to the wireline network. Unlike our competitors’ base stations, our AirSite® Backhaul Free™ base station does not require an expensive physical communications link, usually through a digital T-1/E-1 telephone line or microwave, to the wireline network. As a result, an operator’s fixed network operating costs may significantly decrease.

iBSS™. Traditional GSM networks are composed of Base Station Subsystems (BSS) and Network Switching Subsystem (NSS). AirNet produces a BSS which is composed of several different platforms such as the AdaptaCell® base station, Base Station Controller (BSC), Packet Control Unit (PCU) and Transcoder Rate Adapter Unit (TRAU). The specified signaling interface between the BSS and the NSS is called the A-interface. The A-Interface is based on the Signaling System 7 (SS7) for several signaling layers. The SS7 signaling is a connection oriented, circuit switched protocol. AirNet has developed a software feature for the AdaptaCell® and RapidCell™ that transforms the Base station or Base Transceiver System (BTS) into an entire BSS network including BTS, TRAU, BSC and PCU. Rather than utilize circuit switched SS7 protocols, this iBSS™ product utilizes an Internet Protocol (IP) based connection oriented protocol that is equivalent to the A-Interface. The iBSS™ can be utilized in networks that have a “soft” Mobile Switching Center (MSC) function in their NSS which implement the corresponding interface. The result for the customer is a dramatic reduction in size and cost of the network elements. The iBSS™ continues to also support the AirSite® so it can be the building block for an extremely cost effective rural coverage wireless mobile telephone network. Alternately, the iBSS™ functionality can be utilized to create a distributed BSC concept for capacity networks. These are new products with limited deployment.

Direct Link™. This feature enables direct connection of the AdaptaCell® or RapidCell™ base station to a Primary Rate Interface (PRI)-enabled Private Branch Exchange (PBX) or central office exchange. The broadband, Software Defined Radio (SDR) platform helps AirNet eliminate the need for costly network elements such as the MSC and BSC so that wireless operators can provide a highly reliable, rapidly deployable community cordless network. The network can easily be expanded using AirSite® Backhaul Free™ base stations and later upgraded to the full mobility of GSM whenever business conditions permit. This is a new product with limited deployment.

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

In response, we undertook a major product refocusing starting in mid 2001 to better leverage our technology base and entrepreneurial culture to target new market opportunities for our GSM products. We have redirected our activities to focus on three applications for our products: (1) we have developed our Adaptive Array SuperCapacity™ base station for high capacity voice and 2.5G high-speed data markets (for example General Packet Radio Service (GPRS) and Enhanced Data rates for GSM Evolution or EDGE); (2) our traditional GSM infrastructure, including the AdaptaCell® base station and the AirSite® Backhaul Free™ base station, serve wireless markets that require a coverage based solution; and (3) the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications is served by our compact, rapidly deployable RapidCell™ base station.

The government and public safety market includes radio communications needs for local, state, federal as well as foreign governmental agencies. Our RapidCell™ base station and AirSite® products provide flexible and unique communications platforms capable of supporting these applications.

We continue to make progress in the development of our SuperCapacity™ base station utilizing adaptive array technology. This new base station is built on our current software-defined AdaptaCell® base station platform by integrating adaptive array technology and was commercially released in 2004. Adaptive array technology dramatically increases the operators’ spectral efficiency resulting in significant increases in network performance at a reduced cost. This is accomplished by focusing transmitted radio signals on individual handsets instead of spreading them over the entire cell and by deliberately not broadcasting radio signals toward detected co-channel users. This technology also cancels or blocks the strongest interference in the receiver.

This base station is designed to benefit operators in the transition from current wireless standards to the new GPRS (providing high-speed wireless data in packet format) and EDGE (providing yet higher speed) standards. Several customers, potential customers, and wireless experts have repeatedly participated in drive testing our multi-cell GSM network utilizing the AirNet SuperCapacity™ base station. The tests demonstrated multiple adjacent adaptive array cell sites with multiple co-channel interferers, and also demonstrated a frequency re-use scheme of N=1 incorporating high-speed handovers. N=1 frequency re-use implies the re-use of the same frequency channel in adjacent cells and is an important feature for network operators because it affords a significant increase in network capacity by allowing simultaneous multiple users on the same timeslot, on the same frequency, in adjacent cells. This is otherwise not possible in traditional GSM networks.

This feature enables previously unattainable capacity improvements and dramatically reduces the need to add cell sites in order to meet increasing subscriber counts and higher speed data requirements, such as EDGE. We are marketing the enhanced frequency re-use feature by targeting GSM carriers who are faced with limited spectrum in many markets, need to increase capacity, and/or are introducing EDGE into their networks. We believe this product will provide us with an entry into the largest operators worldwide because of its ability to efficiently utilize spectrum. There are risks associated with new product introductions and some of these risks are outlined in the “Risk Factors” set forth in Item 7 below and elsewhere in this document.

Our portfolio of broadband Software Defined Radio (SDR) technology and our entrepreneurial tradition lend themselves to exploiting numerous new opportunities in the wireless arena. We believe these new opportunities driven by recent developments both inside and outside the Company, offer a tremendous potential for growth and success. SDR technology allows us to readily “reprogram” our wireless infrastructure products to address new markets and new opportunities in a cost effective manner. The development and acceptance of SDR technology in the marketplace has created new opportunities for us outside our core industry. Due to our significant portfolio of basic SDR intellectual property, it is now possible for us to explore licensing our technology in a variety of applications to third parties or other strategic relationships.

We have developed technology for the AdaptaCell® product architecture that we believe may be essential to the implementation of Orthogonal Frequency Division Multiplexing (OFDM) which, we believe, is becoming the de facto standard for many broadband systems including “WiMAX”. The AdaptaCell® SuperCapacity™ base station could, in the future, offer service providers a software reconfigurable solution for the WiMAX 802.16e mobile high-speed data standard. The Company joined the WiMAX Forum in 2004. The WiMAX Forum is chartered to set consistent WiMAX standards for all equipment manufacturers to utilize and ensure interoperability. Our timeline to introduce this product is undetermined at this time.

We continue to develop and exploit leading edge technology and as of December 31, 2005, we had 58 domestic and 43 foreign patents granted as well as 10 domestic and 16 foreign patent applications pending. We received the 1998 GSM World Award for Best Technical Innovation from the GSM Association, an international body with members from over 150 countries, in recognition of our innovative infrastructure. In February 2006 we announced that our SuperCapacity™ Adaptive Array base station had been recognized by the GSM Association as the Best Radio Access Product for 2006 at the 3GSM World Congress & Exhibition. This same SuperCapacity™ Adaptive Array base station technology, which has been commercially deployed since 2004, is currently being evaluated in an ongoing field trial by a major tier 1 operator in a dense urban major metropolitan market. See “Recent Developments” below.

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

RECENT DEVELOPMENTS

On March 20, 2006, we concluded the most recent phase of field trial testing of the Adaptive Array SuperCapacity™ base station with a large operator in a dense urban, major metropolitan market. The purpose of the field trial, first announced last year, has been to enable the large operator to observe and evaluate the performance of the Adaptive Array SuperCapacity™ base station in a live, commercial environment in comparison to the existing tri-sectored narrowband base stations currently deployed by an incumbent supplier. For the trial, the operator requires certain key performance indicators to be achieved while the Adaptive Array SuperCapacity™ base station is configured at higher spectrum reuse levels when compared to the existing tri-sectored narrowband base stations currently deployed, prior to making any purchases or commitments.

The test sessions of the field trial were conducted between the hours of 12:00 AM (midnight) and 4:00AM which typically has less live traffic than daytime hours. The performance improvements demonstrated by the Adaptive Array SuperCapacity™ base station during the final testing sessions have been encouraging to us. We have recommended that the large operator implement an additional phase of testing during higher volume traffic hours which we believe will demonstrate continued improvements to targeted key performance indicators.

The large operator is currently reviewing the test data and preparing an internal assessment of the results from the recent testing phase and evaluating our proposal for additional higher traffic testing. The Adaptive Array SuperCapacity™ base stations remain deployed at this time pending the large operator’s decision as to the next steps.

We believe our future viability is strongly tied to the successful conclusion of this field trial.

PRODUCTS

Our base station subsystem products currently support the GSM system for wireless voice and data communications services. We chose to develop products based on this standard because it is the leading accepted standard in the world and because the interfaces, or connections, between the various pieces that make up the GSM base station subsystem are well defined open interfaces and publicly documented. One of these interfaces, the connection between the Mobile Switching Center (MSC) and the Base Station Controller (BSC), and ultimately the base stations that compose the base station subsystem, is referred to as the A-interface. This A-interface allows wireless operators to connect our base station subsystem equipment to an existing operator’s mobile switching center. It is this standard interface that makes any existing GSM operator a potential customer for our base station subsystem equipment. We are currently marketing the base station subsystem in four standard configurations, the GSM-850, GSM-900, GSM-1800, and GSM-1900, operating at 850 MHz, 900 MHz, 1800 MHz, and 1900 MHz respectively. Our products have been deployed with customers using the following MSC providers: Nortel, Alcatel USA Sourcing (Alcatel), Lucent, Nokia, Siemens, TECORE, Spatial Wireless, and Telos/UTStarcom. According to the GSM Association, GSM subscribers exceeded 1.6 billion worldwide as of December 31, 2005 and over 387 million GSM subscribers were added in 2005.

Our base station subsystem includes six base station products and features: the AdaptaCell® broadband, software-defined base station, the Adaptive Array SuperCapacity™ base station, the RapidCell™ base station, the iBSS™ network feature, the AirSite® Backhaul Free™ base station, and the Direct Link™ feature. Our core base station subsystem products consist of the Base Station Controller (BSC), a Transcoder Rate Adaption Unit (TRAU), and an Operations and Maintenance Center-Radio (OMCR). We also offer for sale certain other network products manufactured by others: Mobile Switching Center (MSC), Serving GPRS Support Node (SGSN), and Gateway GPRS Support Node (GGSN).

AdaptaCell® base station: The AdaptaCell® wireless base station supports up to 12 GSM radio frequency carriers (96 total channels including 92 voice/data channels and four control channels) for up to 4 pairs of antennas (sectors). The AdaptaCell® base station differs from our competitors’ base stations in that its operation is defined by software, not hardware. This means that, as subscribers demand new services from operators (specifically new high-speed data and Internet services), it will be possible to upgrade the AdaptaCell® base station to support those services via a change of software and few, if any, hardware modifications. Operators using our competitors’ equipment may have to install new equipment and potentially a completely new base station for each new wireless standard that they adopt.

Adaptive Array SuperCapacity™ base station: The broadband architecture of our flagship AdaptaCell® base station makes it the ideal platform to deliver integrated software algorithms that will permit the addition of an adaptive array antenna feature. Adaptive array technology focuses radio signals on individual handset antennas instead of spreading the signals over the entire cell covered by one base station. It also blocks the strongest interference, which significantly increases performance, capacity and high-speed data rates. The AirNet Adaptive Array SuperCapacity™ base station provides network operators with a potentially compelling value proposition. The adaptive array technology, licensed by AirNet from ArrayComm, Inc., improves capacity, call quality, and high-speed data performance while reducing the number of cell sites required by up to a factor of 5x. In order to support capacity deployments on traditional wireless systems, operators must re-use their spectrum. This re-use of spectrum creates additional voice channels but inherently increases interference, degrading the quality of service provided by the network. In contrast, the AirNet SuperCapacity™ base station utilizing adaptive array processing reduces interference, improves voice quality, conserves signal power by focusing and receiving energy only in desired locations, and increases capacity. The Adaptive Array product was first commercially deployed in 2004 in a voice only mode. We expect to add adaptive high-speed data functionality in 2006.

RapidCell™ base station: Our RapidCell™ base station is a miniaturized version of the AdaptaCell® base station. Our RapidCell™ base station is about the size of a large suitcase and can support up to 12 GSM carriers or 96 channels configured for rapid deployment for use by emergency first responders or governmental agencies. The RapidCell™ base station is a ruggedized rapidly deployable, secure wideband base station that solves the problem of getting a reliable communication system up and running quickly. In addition to a stand alone mode, our RapidCell™ base station can be connected to GSM core infrastructure either directly or via satellite allowing for ubiquitous connectivity for standard GSM handsets nearly anywhere in the world. Our RapidCell™ base station can also support an IP interface with only a software upgrade.

AirSite® Backhaul Free™ base station: The AirSite® Backhaul Free™ base station is a compact wireless base station that includes its own wireless backhaul system. By contrast, other existing base stations must be connected to the rest of the system using expensive physical communications links, usually digital T-1/E-1 telephone lines or microwave. The AirSite® Backhaul Free™ base station is a full-featured GSM base station, meaning it has a unique cell ID for billing and “911” emergency identification purposes, offers the same geographic coverage as other existing base stations, supports GPRS and EDGE, and has configuration, fault, and error detection integrated into the Operations and Maintenance Center Radio. The AirSite® Backhaul Free™ base station operates by receiving a subscriber’s wireless telephone signal and transmitting it to the AdaptaCell® base station. The AdaptaCell® base station then sends the signal over a T-1/E-1 line or microwave link to the base station controller and on to the mobile switching center. In reverse, digitized voice signals come from the mobile switching center to the base station controller and then to the serving AdaptaCell® base station, which then transmits the signal to the AirSite® Backhaul Free™ base station. The AirSite® Backhaul Free™ base station then transmits the signal to the subscriber.

iBSS™: Traditional GSM networks are composed of Base Station Subsystems (BSS) and Network Switching Subsystem (NSS). AirNet produces a BSS which is composed of several different platforms such as the AdaptaCell® base station, Base Station Controller (BSC), Packet Control Unit (PCU) and Transcoder Rate Adapter Unit (TRAU). The specified signaling interface between the BSS and the NSS is called the A-Interface. The A-Interface is based on the Signaling System 7 (SS7) for several signaling layers. The SS7 signaling is a connection oriented, circuit switched protocol. AirNet has developed a software feature for the AdaptaCell® and RapidCell™ that transforms the Base station or Base Transceiver System (BTS) into an entire BSS network including BTS, TRAU, BSC and PCU. Rather than utilize circuit switched SS7 protocols, this iBSS™ product utilizes an Internet Protocol (IP) based connection oriented protocol that is equivalent to the A-Interface. The iBSS™ can be utilized in networks that have a “soft” Mobile Switching Center (MSC) function in their NSS which implement the corresponding interface. The result for the customer is a dramatic reduction in size and cost of the network elements. The iBSS™ continues to also support the AirSite®, so it can be the building block for an extremely cost effective rural coverage wireless mobile telephone network. Alternately, the iBSS™ functionality can be utilized to create a distributed BSC concept for capacity networks. These are new products with limited deployment.

Direct Link™: This feature enables direct connection of the AdaptaCell® or RapidCell™ base station to a Primary Rate Interface (PRI)-enabled Private Branch Exchange (PBX) or central office exchange. The broadband, Software Defined Radio (SDR) platform helps AirNet eliminate the need for costly network elements such as the MSC and BSC so that wireless operators can provide a highly reliable, rapidly deployable community cordless network. The network can easily be expanded using AirSite® Backhaul Free™ base stations and later upgraded to the full mobility of GSM whenever business conditions permit. This is a new product with limited deployment.

Base Station Controller: Our Base Station Controller (BSC) coordinates the activities of the AdaptaCell® base stations physically attached to it and to all the AirSite® Backhaul Free™ base stations served by those AdaptaCell® base stations. Among other things, the BSC monitors the operational status of each of its attached base stations and orchestrates handoffs between base stations.

To support packet data services (i.e. GPRS and EDGE) the BSC incorporates an optional Packet Control Unit (PCU). The PCU manages distribution of packet data to and from GPRS-enabled mobile units via the base stations attached to the base station controller and GPRS network components, namely the SGSN (Serving GPRS Support Node) and GGSN (Gateway GPRS Support Node) provides a mobility management function that tracks GPRS and EDGE mobiles.

Transcoder Rate Adapter Unit: In most telecommunications systems, digitized voice requires 64 kbps of bandwidth to accurately convey human speech. Using GSM-standardized speech compression algorithms, our Transcoder Rate Adapter Unit (TRAU) compresses a standard 64 kbps voice stream to a 16 kbps stream. This means that the digital T-1/E-1 telephone line or microwave link used to connect the base station controller to the mobile switching center can carry four times as many voice conversations as it normally would. This makes it less expensive to attach a base station subsystem to its associated mobile switching center. Additionally, AirNet has developed software to support Adaptive MultiRate (AMR) speech coding. This feature increases voice capacity of GSM networks while maintaining the current high levels of voice quality.

Operations and Maintenance Center Radio: The Operations and Maintenance Center-Radio (OMCR) provides the network management facility for one or more of our base station subsystems. Our operations and maintenance center-radio provides a comprehensive graphical user interface for maintenance personnel.

In addition to the previously described products, AirNet also provides for sale certain GSM network components manufactured by others in order to provide complete voice and data systems to our customers. These include the MSC, SGSN, and GGSN.

Mobile Switching Center: The Mobile Switching Center (MSC) interfaces to one or more base station controllers via the A-interface, previously mentioned. This MSC provides mobility management and switching to connect a caller on a mobile unit to a caller on another mobile unit or a caller on the wireline Public Switching Telephone Network (PSTN). The MSC supports other functions such as authentication of mobile subscribers to prevent fraud. Additionally, the MSC supports features familiar to users of telephone systems such as call forwarding, call waiting, call conferencing, etc. The MSC may also interface to voice mail systems, Short Message Service Centers (SMSC), billing systems or other mobile switching centers.

Serving GPRS Support Node: The Serving GPRS Support Node (SGSN) provides a mobility management function that tracks a GPRS mobile from one base station to another in order to route data packets to and from the mobile subscriber. The SGSN interfaces to the PCU in the base station controller and to the Gateway GPRS Support Node (GGSN). Additionally, the SGSN supports other functions such as authentication of GPRS mobile subscribers as well as provides information on mobile subscriber usage for billing purposes.

Gateway GPRS Support Node: The Gateway GPRS Support Node (GGSN) is the gateway between the GPRS and EDGE network and an external data network such as the Internet, supporting routing of data packets between the GPRS and EDGE network and the external packet data network. The GGSN and SGSN may be combined into one physical unit, the GPRS Support Node (GSN).

CUSTOMERS

Six customers, TECORE Inc. (TECORE) a related party (refer to Item 13 Certain Relationships and Related Transactions), Alcatel, Hafatel, Telsom, IT&E Overseas, Inc., and the U.S. Government accounted for 78.7% or more of our revenues for the year ended December 31, 2005 for product and services. TECORE accounted for $3.0 million, or 15.4% of our revenue. Alcatel accounted for $2.4 million, or 12.4%, of our revenue. Hafatel accounted for $1.1 million or 5.4% of our revenue. Telsom accounted for $1.4 million or 7.0% of our revenue. IT&E Overseas, Inc. accounted for $4.6 million or 23.5% of our revenue and the U.S. Government accounted for $2.9 million or 15.0% of our revenue. See Note 16 in Notes to Financial Statements for financial information regarding our customers. Our international sales approximated $1.6 million or 7.9% of total revenue. During the year ended December 31, 2005, 27.5%, or $5.4 million, of our total sales were made to the U.S. Government, either directly or via defense contractors.

SALES AND MARKETING

Our worldwide sales and marketing efforts are conducted through a network of original equipment manufacturers, or OEMs, agents, resellers and our direct sales force. We currently have a staff of five in sales and sales support.

Sales in the North American Personal Communications Service (PCS) market may be impeded due to roaming considerations, decreased capital spending, and MSC price performance issues. Because our direct sales force is small, our worldwide sales strategy depends primarily on the use of OEM/Partners to sell our products and to increase our revenue. In 2005 we had five key OEM/Partners: TECORE, Alcatel, two undisclosed OEM/Partners which will concentrate on RapidCell™ base station sales, and a regional OEM/Partner reseller, Electronia, located in the Middle East. In 2005, approximately 41.3% of our revenue was generated from our OEM/Partners, with 58.7% of our revenue being generated from our direct sales force. We do not expect significant revenue from Alcatel in 2006.

We have established a marketing communications organization consisting of five individuals who are responsible for the branding and marketing of our products and services and for distinguishing the AdaptaCell® base station, the Adaptive Array SuperCapacity™ base station, the RapidCell™ base station, and the AirSite® Backhaul Free™ base station as branded product offerings. The marketing organization is responsible for all new product launches to ensure internal execution and to promote marketplace acceptance.

RESEARCH AND PRODUCT DEVELOPMENT

We spent $11.1 million in 2005, $12.3 million in 2004 and $9.2 million in 2003 on research and product development. The 2005 decrease in research and development expenses does not reflect less spending on research and development programs, rather it reflects the $1.2 million decrease in non-cash stock compensation expense from 2004 levels. As of December 31, 2005, 59 of our 102 employees were engaged in research and product development, including hardware and software engineering.

2005 was a productive year for our engineering staff. The first software releases of our AMR and EDGE features were deployed. We developed and deployed the iBSS™ capabilities for the AdaptaCell® and RapidCell™ BTS base stations that includes integrated BSC, PCU and TRAU functionality within the base station platform, completed software development of Adaptive Array capabilities for GPRS and EDGE, and initiated Adaptive Array trials with a major tier 1 operator in a major U.S. city. Our current 2006 plans focus on continuing adaptive array technology development for our SuperCapacity™ base station, including release of the Adaptive Array GPRS and EDGE capabilities, further functional and performance enhancements for our products and product features as well as addressing “end of life” component issues as necessary while taking advantage of the evolution of digital signal processors and other digital components to reduce the cost of our base stations.

We may not be able to introduce these or any other products as scheduled. In addition, market conditions may not necessitate developing upgrade packages to support one or more of these emerging advanced high-speed data standards.

MANUFACTURING AND BACKLOG

We currently use a limited number of third-party contractors to manufacture most of our primary components and subassemblies for our products. As a result, our in-house customer fulfillment operations consist primarily of procurement, quality control, final assembly, and product integration and testing. Circuit boards, electronic and mechanical parts, and other component assemblies are purchased from OEMs and other selected suppliers. An in-house staff sets standards and monitors the quality control of our contract manufacturers. The majority of our proprietary Radio Frequency (RF) assemblies are currently built by a top-tier contract manufacturer.

Our contract backlog was approximately $2.5 million at December 31, 2005 as compared to $1.8 million at December 31, 2004. We typically include a contract in backlog when signed by the customer and a deposit is received from the customer, if required by the contract.

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

COMPETITION

The wireless telecommunications infrastructure market is highly competitive. The market for our products is characterized by rapidly changing technology, evolving industry wireless standards, and frequent new product introductions and enhancements. Failure to keep pace with these changes could seriously harm our competitive position and prospects for growth. Our ability to compete depends on many factors including product and standard flexibility, price, operating cost, reliability and the successful introduction of new products such as the Adaptive Array SuperCapacity™ base station.

We have been negatively impacted by the reduction in global demand for telecommunications infrastructure equipment. As a result of the reduction in global demand, our competitors have been bundling Mobile Switching Centers (MSCs) together with base stations at deeply discounted pricing levels. These actions are targeting our traditional customer base and have resulted in intense price performance competition. This price competition has substantially reduced opportunities for us to expand or continue sales of “coverage solution products” to small/medium sized Personal Communications Service (PCS) operators in North America.

Current and potential competitors consist primarily of major domestic and international companies, most of which have longer operating histories; larger installed customer bases; higher volumes; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. Competing base station vendors can be divided into two groups: existing large equipment manufacturers who supply a complete range of wireless base station systems to wireless service operators and smaller companies that typically market components of wireless systems to system suppliers or directly to operators. Our current competitors include Alcatel S.A., LM Ericsson Telephone Company, Lucent Technologies Inc., Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation, ZTE, HUA WEI, and Siemens AG. We also face actual and potential competition from start-up and smaller companies that develop and market new wireless telecommunications products and services.

PROPRIETARY RIGHTS

We consider our technologies proprietary and seek to protect our intellectual property rights. As of December 31, 2005, we had 58 domestic and 43 foreign patents granted as well as 10 domestic and 16 foreign patent applications pending. One of the issued domestic patents was based upon proprietary rights originally obtained from Harris Corporation, one of our stockholders, and is subject to a non-exclusive cross license to a third-party. Our patents cover the basic architecture of the system, sub-components, and frequency re-use planning schemes.

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

EMPLOYEES

As of December 31, 2005, we had 102 employees. Of these individuals, 59 were in research and product development. We also retain independent contractors from time to time.

We did not have a Company-wide raise in employees’ salaries in 2002, 2003 and 2004. However, increases were authorized by the Compensation Committee in 2005 for non-officers. In January 2003 we postponed the payment of bonuses to employees and suspended the Company matching contributions to the 401(K) plan, both of which may create an impediment to the retention of our key employees. During the second quarter of 2004, our Board of Directors approved payments of one-half of the previously postponed bonuses which were paid to employees ratably over the last six months of 2004. In December of 2005 and February of 2006 our Board of Directors approved payments of one quarter of the remaining one-half of the bonuses (approximately $86 thousand and $76 thousand) which were paid to our employees. The remaining balance may be paid in the future at the discretion of our Board of Directors.

None of our employees are represented by a labor union, and we believe that our relations with our employees are good. However, we cannot guarantee retention of key employees due to the issues noted above.

One half of the employee stock options with an exercise price of $0.10 per share issued in August/September 2003 vested in August/September 2004 and the remaining options vested in August/September 2005. In December 2005, we consummated a tender offer for the unexercised stock options from the grants with an exercise price of $0.10 and $1.10 per share which vest or vested after December 31, 2004. This tender offer was issued to permit eligible employees to retain certain favorable tax treatments which were negatively impacted by the passage of Section 409A of the Internal Revenue Code. Previous to accepting the tender offer all of these options were exercisable anytime after vesting. The option agreements for those employees who accepted the tender offer were amended. The amended options are not exercisable until the occurrence of one of a number of permissible distribution dates such as death, disability, separation from service, unforeseeable financial circumstances, change of control, and if elected by the employee a date certain of March 15, 2011. It is possible that the amended terms of these options, for those employees who accepted the offer to amend, will create an incentive to terminate employment because the options would then be non-exercisable.

ITEM 1A. RISK FACTORS

For a discussion of the material risks that we face relating to our business, our financial performance, our capital structure and our industry, as well as other risks that an investor in our common stock may face, see “Risk Factors” under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

Our headquarters consist of approximately 41,000 square feet of space leased through December 31, 2006, located at 3950 Dow Road in Melbourne, Florida. The space also houses our primary manufacturing and product engineering operation. Additional space of approximately 20,000 square feet at the Trio Complex in Melbourne, Florida, is leased through December 31, 2007 for final assembly and testing. We believe that these facilities will be adequate to meet our requirements at least through 2006 and that suitable additional or substitute space will be available if needed.

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

The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of the Company’s Board of Directors has accepted the pending settlement. Under the terms of the settlement agreement, the defendant issuers’ insurers have agreed to guarantee the plaintiffs the amount of one billion dollars less the total of all of the plaintiffs’ recoveries from the underwriter defendants. None of the proceeds will be distributed to any proposed class member until after the conclusion of the class members’ proceedings with respect to the underwriter defendants. Furthermore, pursuant to the agreement, the issuer defendants have assigned all their potential claims against the underwriter defendants to a litigation trust, to be represented by plaintiffs’ counsel. On February 15, 2005, the Court granted preliminary approval of the proposed settlement, and has scheduled a hearing on April 24, 2006, to determine whether to grant final approval. Its final approval of the proposed settlement is expected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Status of our Common Stock Listing on NASDAQ National Market in Item 7.

Our common stock has been listed on the NASDAQ National Market System under the symbol ANCC since December 7, 1999.

On December 9, 2004, we affected a 1—for—10 reverse stock split in which stockholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each ten shares of common stock outstanding on the record date, December 8, 2004.

The following table sets forth the high and low sales prices for our common stock as reported by NASDAQ (the 2004 amounts have been adjusted to give retroactive effect to the reverse stock split) for the periods indicated:

	LOW	HIGH
YEAR ENDED DECEMBER 31, 2005
First Quarter	$0.93	$3.00
Second Quarter	$0.96	$2.06
Third Quarter	$1.28	$1.82
Fourth Quarter	$0.81	$1.44

YEAR ENDED DECEMBER 31, 2004
First Quarter	$8.30	$26.50
Second Quarter	$6.10	$18.80
Third Quarter	$2.40	$7.10
Fourth Quarter	$2.60	$4.01

We had 364 stockholders of record as of February 10, 2006. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future. We have a retained earnings deficit, and we expect to retain any future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial information in conjunction with our Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. All share and per share information herein has been adjusted retroactively to reflect the 1—for—10 reverse stock split effected December 9, 2004. Dollar amounts, except per share figures, are in thousands.

YEARS ENDED DECEMBER 31	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Net revenues	$19,642	$20,600	$15,785	$23,026	$14,544
Cost of revenues	11,978	14,600	11,144	17,415	16,717
Write down of excess and obsolete inventory	714	200	384	145	8,759

Gross profit (loss)	6,950	5,800	4,257	5,466	(10,932)

Operating expenses (gains)
Research and development	11,058	12,304	9,208	12,544	25,563
Sales and marketing	2,835	3,056	2,584	5,432	11,936
General and administrative	7,108	9,370	6,405	3,039	11,645
Gain on vendor settlements	—	—	—	(704)	(1,922)
Total operating expenses	21,001	24,730	18,197	20,311	47,222

Loss from operations	(14,051)	(18,930)	(13,940)	(14,845)	(58,154)
Non-cash debt conversion interest charge	(2,251)	(6,027)	(4)	—	—
Interest charged on convertible debt	(1,221)	(1,325)	(429)	—	—
Loss on extinguishment of debt	(303)	—	—	—	—

Other income (expense), net	158	93	(64)	397	542

Net loss	(17,668)	(26,189)	(14,437)	(14,448)	(57,612)
Accretion of discount—Series B Preferred	—	—	—	(7,495)	(1,036)
Accretion of cumulative preferred dividends.	—	—	—	(2,400)	(1,500)
Conversion inducement (non-cash)	—	—	(7,895)	—	—

Net loss attributable to common stockholders	$(17,668)	$(26,189)	$(22,332)	$(24,343)	$(60,148)

Net loss per share attributable to common stockholders—basic and diluted	$(1.41)	$(3.77)	$(6.71)	$(10.22)	$(25.29)

Shares used in calculating basic and diluted loss per common share.	12,537,026	6,937,749	3,330,457	2,382,291	2,378,364

CASH FLOW DATA:
Net cash used in operating activities	$(4,707)	$(8,730)	$(7,170)	$(1,137)	$(48,177)
Net cash used in investing activities	(515)	(453)	(218)	(38)	(3,149)
Net cash provided by (used in) financing activities	4,601	10,079	9,243	(321)	27,160

BALANCE SHEET DATA:
Cash and cash equivalents	$5,335	$5,957	$5,060	$3,205	$4,702
Working capital	11,331	15,908	13,313	12,263	23,431
Total assets	23,733	28,989	30,057	30,830	49,875
Long-term obligations	5,070	994	695	837	2,070
Total stockholders’ equity	10,719	20,858	20,560	22,037	18,368

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes presented elsewhere in this Form 10-K. This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words, “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Risk Factors.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

We provide base stations and other wireless telecommunications infrastructure products designed to support the GSM or Global System for Mobile Communications, system of mobile voice and data transmission. We market our products worldwide to operators of wireless networks and to certain governmental and public safety organizations. A base station is a key component of a wireless network that receives and transmits voice and data signals over radio frequencies. Our products include the AdaptaCell® base station, a software-defined base station, meaning it uses software to control the way it filters, encodes or decodes wireless signals, and the AirSite® Backhaul Free™ base station, which carries voice and data signals back to the wireline network without using a physical wired communications link. These products are continually evolving. For example, our product line now also includes our Adaptive Array SuperCapacity™ base station, using adaptive array technology to focus radio signals on individual handset antennas instead of spreading the signals over the entire cell covered by one base station, and our RapidCell™ base station, a miniaturized version of our AdaptaCell® base station configured for rapid deployment for use by emergency first responders or governmental agencies.

From our inception in January 1994 through May 1997, our operations consisted principally of start-up activity associated with the design, development, and marketing of our products. We did not generate significant revenues until 1998 and have generated only $154.2 million in net revenues from our inception through December 31, 2005. We have incurred substantial losses since commencing operations, and as of December 31, 2005, we had an accumulated deficit of $276.8 million. We have not achieved profitability on a quarterly or annual basis. As we continue to build our customer and revenue base we expect to continue to incur net losses at least through 2006. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We are likely to require additional funding in the second quarter of 2006, and there is no guarantee that such funding will be available to us. See Liquidity, Capital Resources, and Going Concern Considerations below.

We began marketing our GSM base stations in the beginning of 1996 and shipped our first GSM base station in May 1997. Through December 31, 2005, our base stations had been deployed in twenty-eight networks. Worldwide we sell our products through our direct sales force as well as through agents, resellers and original equipment manufacturers (OEMs). Our revenues are derived from sales of a product line based on the GSM standard. We generate a substantial portion of our revenues from a limited number of customers, with six customers accounting for 78.7% of our net revenues during the fiscal year ended December 31, 2005. For the fiscal years ended December 31, 2003, 2004, and 2005, our revenue from direct sales to international customers was 1.7%, 0.1% and 7.0%, respectively. In addition, revenue from OEM sales for international deployments was 39.8%, 37.6% and 16.3% for the years ended December 31, 2003, 2004, and 2005, respectively.

During 2001, we experienced a significant period of transition. In mid-2001, management undertook a strategic review of the business and established the following objectives for the future: simplify the business, reduce the cost structure and move towards the path to long-term sustainable profitability. In connection with these objectives, we took action to reduce costs and discretionary expenditures, negotiated settlements with vendors on existing accounts payable balances, undertook efforts to better leverage our technology base and entrepreneurial culture to target new market opportunities, and redirected our activities to focus in the following interrelated areas: the growing market for secure, adaptable wireless infrastructure for governmental and public safety applications; our adaptive array technology for our AdaptaCell® SuperCapacity™ base station; and our traditional GSM infrastructure market. While market demand continues to be uncertain, we believe strategy and direction offer the most stable and attractive opportunities for us. These three areas are interrelated and address the same basic market, that is, the wireless infrastructure market.

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

In general, our gross margins will be affected by the following factors:

•	Demand for our products and services;

•	New product introductions, both by AirNet and our competitors;

•	Changes in our pricing policies and those of our competitors;

•	The mix of base stations and other products sold;

•	The mix of sales channels through which our products and services are sold;

•	Engineering cost reduction successes and funding levels;

•	Inventory write-downs due to obsolescence or lower cost or market adjustments and purchase price variances;

•	Manufacturing and service direct labor costs;

•	Reliability of fielded units and the associated warranty and maintenance costs;

•	Access to the best vendors from a cost and technology viewpoint;

•	The mix of domestic and international sales; and

•	The volume pricing we are able to obtain from contract manufacturers and third-party vendors.

We currently obtain all of our primary components and subassemblies for our products from a limited number of independent contract manufacturers and purchase circuit boards, electronic and mechanical parts and other component assemblies from a limited number of OEMs and other selected vendors. Accordingly, a significant portion of our cost of revenues consists of payments to these suppliers. Cost of revenues also includes to our in-house manufacturing operations, which consist primarily of quality control, procurement and material management, final assembly, testing, and product integration. Other components of the cost of revenues include: 1) warranty cost, 2) inventory write-downs and inventory purchase and volume variances, and 3) direct labor and support costs necessary to perform services revenues.

Research and development expenses consist primarily of expenses incurred in the design, development and support of our proprietary technology. We expect research and development expenses to fluctuate as we further the development of our core technology. Research and development associated with future products will depend on customer requirements. We may, however, incur costs in connection with the development of the software needed to upgrade our base stations to support emerging wireless high-speed data transmission standards and features. The cost incurred for software development performed by third parties through development agreements are carried on the balance sheet as an intangible asset until the product is deployed. Subsequent to deployment the cost is amortized over the estimated useful life of the product. Refer to Note 5 in Notes to Financial Statements for a detailed discussion.

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

General and administrative expenses consist primarily of expenses for finance, office operations, administrative and general management activities, including legal, accounting, human resources, and other professional fees and loss provisions for uncollectible receivables. General and administrative costs include costs such as Director’s and Officer’s insurance, general insurances, and audit and tax fees.

RESTATEMENT

As described more fully in Note 2 in Notes to Financial Statements, we have restated certain items for the last two fiscal quarters of fiscal 2003, the fiscal year ended December 31, 2003 and the first three fiscal quarters of 2004, with respect to the timing of our recognition of certain non-cash interest charges resulting from the beneficial conversion feature of our August 2003 convertible note financing.

RELATED PARTY TRANSACTIONS

See Item 13 regarding a description of related party transactions during 2005.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 year	1 – 3 years	Over 3 years
Operating lease obligations	$878	$595	$248	$35
Other purchase obligations and commitments[1]	1,354	1,354	—	—
Long-term debt obligations[2]	14,000	483	13,517	—
Accrued and future interest on long-term debt obligations[3]	5,158	566	4,592	—

Total	$21,390	$2,998	$18,357	$35

[1]	Includes purchase obligations that are not recorded as liabilities on our balance sheet as we have not yet received the material or taken title to the property. Also includes commitments remaining on our EDGE software licensing agreement as described in Note 5 in Notes to Financial Statements.
[2]	Includes principal balance on Security Purchase Agreement Notes $8.0 million as of December 31, 2005, assuming no future conversion of Notes to common stock. See Note 9 in Notes to Financial Statements.

Also includes principal balance on the Laurus Master Fund Note $4.0 million as of December 31, 2005 and assumes a $2.0 million balance outstanding on the revolving facility through the expiration date of the facility on November 8, 2008.
[3]	Includes accrued interest on Security Purchase Agreement Notes ($1.9 million) on the principal balance of the Notes as of December 31, 2005, and related future interest ($1.6 million) to be accrued from January 1, 2006 through the maturity date of August 13, 2007, assuming no future conversion of Notes to common stock. Includes deferred accrued interest on the Bridge Loan of $160,741 and accrued interest on this amount through its maturity date of August 13, 2007, $93,786 (see Note 9 in Notes to Financial Statements).

Also includes future interest on the Laurus Master Fund Note of approximately $889 thousand and the revolving facility of approximately $564 thousand. Accrued interest on the note and the revolving facility is calculated as the greater of the prime rate plus 2% or 6.0% and is paid monthly in arrears, as such we have made certain assumptions in estimating future interest payments on this variable rate debt. We assume an increase in the prime rate of 0.25% in each of the years 2006 through 2008. We anticipate a full repayment of the loan and the revolving facility on November 8, 2008 (see Note 19 in Notes to the Financial Statements).

Certain remaining obligations under our agreement with ArrayComm (see Note 5 in Notes to Financial Statements) are not included above as they are contingent upon the shipment of 100 SuperCapacity™ base stations, which cannot be estimated at this point. As of December 31, 2005, we have shipped 18 SuperCapacity™ base stations.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Net revenue: Net revenues for the year ended December 31, 2005 decreased $1.0 million or 4.6% to $19.6 million compared to $20.6 million for the year ended December 31, 2004. This decrease was primarily attributable to decreased revenues from two of our OEM/Partners: Alcatel USA Sourcing ($1.8 million decrease), and TECORE, a related party ($4.7 million decrease). The OEM/Partner revenue decrease was partially offset by a $5.1 million increase in revenue generated by our direct sales channels. This increase in direct sales revenue was primarily attributable to revenue from IT&E Overseas, Inc. in the amount of $4.6 million. During the years ended December 31, 2005 and 2004, Adaptive Array Systems and RapidCell™/public service revenues accounted for 38.8% or $7.6 million and 29.6% and $6.1 million of our revenue respectively. Service revenue, which includes feature development services and equipment maintenance contracts, increased $1.1 million during the year ended December 31, 2005 to $6.0 million compared to $4.9 million for the year ended December 31, 2004. For the year ended December 31, 2005, $15.5 million (78.7%) of our revenue was generated by six customers.

We recognize the need for revenue growth to obtain profitability and achieve positive cash flow from operations. Based on our 2005 gross profit rate and taking into account a series of expense reduction efforts and product cost initiatives, we estimate that we would need revenue of approximately $9.0-11.0 million per quarter depending on product mix in order to achieve a positive cash flow from operations. There has been a reduction in the revenue required to achieve positive cash flow reflecting higher margins in 2005 and an approximately $1.2 million decrease in annual salary costs from 2005 levels primarily due to attrition and a small reduction in force in December 2005. Achievement of these revenue levels necessary to be positive cash flow from operations would require a substantial increase over previous years’ revenues. To address the need for revenue growth, we shifted our selling strategy in 2002 from a direct sales strategy to relying primarily on OEM/Partners to sell and distribute our products. To date, we have signed multiple non-exclusive OEM agreements with OEM/Partners including: Alcatel USA Sourcing, TECORE, Electronia and two large defense contractors. Because we have a direct sales and marketing staff of only five employees, OEM/Partners revenue is critical to our revenue strategy. Revenue generated by OEM/Partners was $8.1 million (41.3% of total revenue) and $14.2 million (68.9% of total revenue) for the years ended December 31, 2005 and 2004, respectively. Two of our OEMs, TECORE and Alcatel USA Sourcing continue to face significant competitive pressures in the coverage markets and we expect our OEM revenue in 2006 to reflect these challenges. We do not expect significant revenue from Alcatel in 2006.

We have projected our 2006 business plan (the “plan”) revenue at $19.0 – 27.0 million with our current distribution channels and a successful market trial of our Adaptive Array base station with a major tier 1 operator currently in progress. See Recent Developments under Item 1 Business. Our revenue projection for our Adaptive Array Systems products exceeds $15.0 million for 2006 forecasted primarily in the second half of 2006 assuming a successful trial meeting the customer’s performance expectations. Even if the Adaptive Array product meets or exceeds all performance expectations, network operators may not purchase our Adaptive Array product due to the perception that we are not capable of adequately supporting the operator due to a number of factors which include our limited size and financial resources. The inability to meet performance expectations of the Adaptive Array product or to satisfy the business concerns of customers regarding our capability to support the Adaptive Array product could have a significant detrimental impact on our prospects as a going concern. As of December 31, 2005, we had revenue backlog of approximately $2.5 million. We have announced a challenging first quarter for 2006 from a revenue perspective currently projected in the range of $1.3 – 1.7 million and expect the second quarter to be challenging also as we focus our efforts on the ongoing field trial. Our 2006 plan contains aggressive targets and there can be no assurances that these targets can be met. For example, our 2006 plan makes certain assumptions about new Adaptive Array Systems contract awards, and if these contracts are not awarded to us, our revenue may be significantly less than our plan projects. Even if we meet these aggressive revenue levels, revenue will be under the $9.0 – 11.0 million per quarter that we estimate is needed to achieve positive cash flow from operations on a sustainable basis.

Gross profit: Gross profit for the year ended December 31, 2005 increased $1.2 million to $7.0 million as compared to $5.8 million for the year ended December 31, 2004. The gross profit margins were 35.4% and 28.2% for the years ended December 31, 2005 and 2004, respectively. Equipment margins, excluding write-down of excess and obsolete inventory, increased to 30.6% in 2005 from 24.1% in 2004 due mainly to direct customer sales which yield higher profit margins than our OEM channel for coverage products. Service margins increased to 58.4% in 2005 from 45.3% in 2004 due mainly to increased feature development activity and maintenance contract revenue. The increase in the total gross profit for the year ended December 31, 2005 was primarily attributable to higher service revenue volume, which accounted for $1.1 million of the increase, and improved equipment margins, which contributed $0.9 million. This was offset by a decrease in equipment revenues of $2.0 million resulting in a $0.4 million margin decrease and a $0.5 million increase in write-down of excess and obsolete inventory due to a 28% decrease in the material content of cost of revenues because we determine excess and obsolete inventory using historical or projected usage. Cost of revenues also included $0.1 million of non-cash stock compensation expense in 2005 versus $0.2 million in 2004. Margins in 2006 are anticipated to be lower than 2005 in the first two quarters due to the projected low revenue volumes but are expected to pick up again in the second half of the year if Adaptive Array revenue increases as planned.

Research and development: Research and development expenses for the year ended December 31, 2005 decreased $1.2 million or 10.1% to $11.1 million compared to $12.3 million for the year ended December 31, 2004. This decrease was primarily the result of decreased non-cash stock compensation expense of $1.6 million in 2005 compared with $2.8 million in 2004. Our 2006 annual plan projects research and development costs to trend downward due primarily to an anticipated decrease in non-cash stock option expense and a slight decrease in labor and contractor costs through at least the first half of the year due to attrition. A successful Adaptive Array trial resulting in new orders may require engineering staff increases to support new opportunities.

Sales and marketing: Sales and marketing expenses for the year ended December 31, 2005 decreased $0.2 million or 7.2% to $2.8 million compared to $3.1 million for the year ended December 31, 2004. The decrease was primarily attributable to a $0.3 million decrease of non-cash stock compensation expense to $0.5 in 2005 compared to $0.8 in 2004. This decrease was partially offset by slight increases in labor and trade show expenses in 2005. We are expecting sales and marketing costs to trend downward in 2006 due to planned decreases in non-cash stock option expense.

General and administrative: General and administrative expenses for the year ended December 31, 2005 decreased $2.3 million or 24.1% to $7.1 million as compared to $9.4 million for the year ended December 31, 2004. The decrease was primarily attributable to a $2.2 million decrease of non-cash stock compensation expense to $3.4 million in 2005 compared to $5.6 million in 2004. Additionally there were slight decreases in insurance and interest expense as compared to 2004. We anticipate general and administrative expenses to trend downward in 2006 reflecting an anticipated $3.3 million decrease in non-cash stock option expenses and reduced labor costs.

Total other expense: Total other expense for the year ended December 31, 2005 decreased $3.7 million to $3.6 million compared to $7.3 million for the year ended December 31, 2004. This decrease was primarily attributable to a $4.0 million decrease in the non-cash amortization of discount expense on our convertible debt to $2.0 million in 2005 as compared to $6.0 million in 2004 as described in Note 9 in Notes to Financial Statements. The decrease was partially offset by a $.3 million non-cash loss recorded from the accounting treatment of the amendment to the 2005 notes issued to Laurus Master Fund, Ltd as described in Note 19 in Notes to Financial Statements.

Significant non-cash charges which affected our net loss attributed to common stockholders in 2005 and 2004 were as follows:

•	Non-cash Stock Compensation Expenses: Stock compensation expenses for the year ended December 31, 2005 were $5.6 million compared to $9.3 million for the year ended December 31, 2004. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working (see Note 10 in Notes to Financial Statements). The $.10 per share stock options granted in August and September 2003 had a two year vesting period. The non-cash stock option expense in 2005 reflects the fact that the options vested in August and September. The 2004 expense reflects 12 months of expense.

•	Non-cash Loss on Extinguishment of Debt: On November 8, 2005 we entered into a new financing arrangement with Laurus Mater Fund, Ltd. which involved a secured borrowing of up to $7.0 million outstanding at any one-time, subject to availability under a borrowing base formula. The initial borrowing involved a minimum borrowing note in the amount of $4.0 million and a revolving note in the amount of $2.0 million. At closing we also issued common stock purchase warrants to Laurus representing the right to purchase up to 964,187 shares of our common stock at an exercise price of $1.452 per share. In consideration for SCP II’s consent to the Laurus transaction we agreed to issue a warrant to SCP II to purchase 100,000 shares of our common stock at an exercise price of $1.35 per share. The warrants and the residual value of the minimum borrowing note were valued using the Black-Scholes pricing model. The Laurus warrants and the value of the conversion option of the minimum borrowing note were classified as derivative liabilities, to be marked to market at each balance sheet date. On December 30, 2005 we amended our agreement with Laurus and as a result we recorded an extinguishment of the original debt. We recorded a non-cash gain for the mark to market of the derivative liabilities from November 8, 2005 to December 30, 2005 in the amount of $1,051,000. This non-cash gain was offset by a non-cash loss on the extinguishment of the debt in the amount of $1,354,000, resulting in a net non-cash loss on extinguishment of debt in the amount of $303,000 in our Statement of Operations (See Note 19 in Notes to Financial Statements). There was no similar transaction in 2004.

•	Non-cash Amortization Expense on Discount of Convertible Debt: Upon the closing of the new financing arrangement with Laurus Master Fund, Ltd. $2.0 million from the proceeds was immediately used to retire existing debt with TECORE. As a result of this payment a charge in the amount of $1,994,218 was made to interest expense representing the unamortized balance of the discount on the convertible debt associated with this payment (see Notes 9 and 19 in Notes to Financial Statements). Total amortization expense on discount of convertible debt was $2,251,488 and $6,027,142 in 2005 and 2004 respectively. The 2004 expense included expense in the amount of $5,988,654 relating to the conversion of $6.0 million in debt to our common stock. In 2006 we expect the non-cash amortization expense on discount of convertible debt to be approximately $1,926,000.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net revenue: Net revenues for the year ended December 31, 2004 increased $4.8 million or 30.5% to $20.6 million compared to $15.8 million for the year ended December 31, 2003. This increase was largely attributable to increased revenues from three of our OEM/Partners: Alcatel USA Sourcing, TECORE and a leading aerospace and defense contractor. The OEM/Partner revenue gains were partially offset by reduced feature development revenue. The revenue generated from OEM/Partners’ orders included our first large North American operator sale to Dobson and the deployment of two new products: Adaptive Array SuperCapacity™ and RapidCell™ base stations. During the year ended December 31, 2004, Adaptive Array and RapidCell™ accounted for 29.6% or $6.1 million of our revenue. Service revenue, which includes feature development revenue, decreased $1.3 million during the year ended December 31, 2004 to $4.9 million compared to $6.2 million for the year ended December 31, 2003. For the year ended December 31, 2004, $14.6 million (70.6%) of our revenue was generated by three customers.

Revenue generated by OEM/Partners was $14.2 million (68.8% of total revenue) and $7.3 million (46.0% of total revenue) for the years ended December 31, 2004 and 2003, respectively.

Gross profit: Gross profit for the year ended December 31, 2004 increased $1.5 million to $5.8 million as compared to $4.3 million for the year ended December 31, 2003. The gross profit margins were 28.2% and 27.0% for the years ended December 31, 2004 and 2003, respectively. Equipment margins, excluding write-down of excess and obsolete inventory, increased to 24.1% in 2004 from 19.7% in 2003 due mainly to sales of Adaptive Array and RapidCell™ base station products which yield higher profit margins than our traditional commodity and coverage products. Service margins were flat at approximately 45.0% in both 2004 and 2003. The increase in the total gross profit for the year ended December 31, 2004 was primarily attributable to: (1) higher revenue volume, which accounted for $0.6 million of the increase; (2) improved equipment margins, which contributed $0.3 million; (3) improved warranty experience, which resulted in a $0.4 million net decrease in the warranty expense, and (4) a $0.2 million decrease in the write-down of excess and obsolete inventory. Cost of revenues also includes $0.2 million of non-cash stock compensation expense in 2004 versus $48,000 in 2003.

Research and development: Research and development expenses for the year ended December 31, 2004 increased $3.1 million or 33.6% to $12.3 million compared to $9.2 million for the year ended December 31, 2003. This increase was due primarily to the $2.8 million of non-cash stock compensation expense in 2004 compared with $0.7 million in 2003 and increased labor costs of $1.3 million. Increased labor costs were the result of our efforts to increase engineering headcount to accelerate development of new product features. The foregoing was partially offset by a decrease in depreciation expense in the amount of $0.4 million as the result of a portion of our equipment becoming fully depreciation during 2004.

Sales and marketing: Sales and marketing expenses for the year ended December 31, 2004 increased $0.5 million or 18.3% to $3.1 million compared to $2.6 million for the year ended December 31, 2003. The increase was due primarily to a $0.5 million increase of non-cash stock compensation expense.

General and administrative: General and administrative expenses for the year ended December 31, 2004 increased $3.0 million or 46.3% to $9.4 million as compared to $6.4 million for the year ended December 31, 2003. The $3.0 million increase is primarily due to an increase in the non-cash stock compensation expense of $2.9 million associated with the stock options granted to employees.

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

Significant non-cash charges which affected our net loss attributed to common stockholders in 2004 and 2003 were as follows:

•	Non-cash Conversion Charge: The $7.9 million conversion charge recorded in the third quarter of 2003 resulted from the inducement charges associated with the conversion of our Series B Convertible Preferred Stock into common stock. This charge resulted in a loss attributable to common stockholders of $7.9 million taking into account the value of the $500,000 paid to each of Mellon Ventures, L.P. (Mellon) and Tandem PCS Investments, L.P. (Tandem), the shares of common stock issued to SCP Private Equity Partners II, L.P. (SCP II), and the shares of common stock issued to the holders upon conversion. The $16.0 million Note financing (see Note 9 in Notes to Financial Statements) was conditioned upon voluntary conversion by the holders of Series B Convertible Preferred Stock. The holders converted their preferred shares to common stock at a conversion price of $15.70 per share (half of the effective conversion price but well above the original Note conversion price of $1.081 per share), effectively waiving their full ratchet anti-dilution adjustment rights and giving up all of their rights and privileges as preferred stockholders, including their liquidation preferences. The Series B holders who converted their preferred shares into common stock also waived accrued dividends in the aggregate amount of $5.4 million. There was no conversion charge in 2004.

•	Non-cash Stock Compensation Expenses: Stock compensation expenses for the year ended December 31, 2004 were $9.3 million compared to $3.7 million for the year ended December 31, 2003. These charges are reflected as compensation expense and are included in the operating expenses as engineering, sales and marketing, general and administrative or cost of revenues based on the department in which the employee who receives the stock options is working (see Note 10 in Notes to Financial Statements). During 2003, we amended our stock option plan with the approval of our stockholders. Under the amended plan the number of options available for grant was increased to 3,074,299. Also during 2003, we granted 2,008,193 options at an exercise price of $0.10 per share to our employees. The granting of these stock options to employees resulted in non-cash deferred compensation of $19.1 million to be amortized ratably over the two-year vesting period ending in September 2005. As of December 31, 2004, the balance of deferred compensation was $6.1 million that was be amortized over the first three quarters of 2005.

•	Non-cash Debt Conversion Interest Charge: As a result of the beneficial conversion feature embedded in the Notes, which permits the conversion of the debt into our common stock at any time at a specified conversion price, we recorded the intrinsic value of the beneficial conversion feature as a discount, limited to the total cash proceeds received from the funding, and are amortizing the deferred charge over the life of the Note (with accelerations of any unamortized expense upon conversion of the Note). During 2004, $6.0 million of Notes were converted into common stock resulting in a $6.0 million charge associated with that conversion.

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of December 31, 2005, we had an accumulated deficit of $276.8 million. Cash used in operations and to fund capital expenditures for the years ended December 31, 2005 and 2004 was $5.2 million and $9.2 million, respectively. We expect to have an operating loss at least through 2006. At December 31, 2005, our principal source of liquidity was $5.3 million of cash and cash equivalents, accounts receivable and the new financing arrangement we completed with Laurus Master Fund, Ltd. (See Note 19 in Notes to Financial Statements). Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding. As of March 20, 2006 our cash balance was $3.8 million and during the year to date (through March 20, 2006), we have received an additional $301,335 in new orders, in addition to our contract backlog at December 31, 2005 of $2.5 million. Our current 2006 operating plan projects that cash available from planned revenue combined with the $3.8 million cash on hand at March 20, 2006 may be adequate to defer the requirement for new funding through May 15, 2006. There can be no assurances that new financing can be secured at a reasonable cost, if at all.

Our future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as ours has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. We have been negatively impacted by this reduction in global demand and by our weak capital structure. Other factors that could affect our future operating results and cause actual results to vary from expectations include, but are not limited to, our ability to raise capital, dependence on key personnel, dependence on a limited number of customers (with six customers accounting for 78.7% of our total revenue for 2005), our ability to address large customer support, performance and product reliability expectations particularly with our Adaptive Array product currently being trialed, and our ability to design new products, the erosion of product prices, our ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, our ability to generate consistent sales, our ability to finance research and development, government regulation, technological innovations and acceptance, competition, our reliance on certain vendors and credit risks. Our ultimate ability to continue as a going concern for a reasonable period of time will depend on increasing our revenues and/or reducing our expenses and securing enough additional funding to enable us to reach profitability. Our historical sales results and our current backlog do not give us sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that we will be required to discontinue operations if we are unable to obtain additional funding, increase revenue to cash flow break even levels or dramatically reduce our expenditures. A dramatic reduction in expenditures may significantly reduce our ability to compete. It is unlikely that we will achieve profitable operations in the near term and therefore it is likely our operations will continue to consume cash in the foreseeable future. We have limited cash resources and therefore we must reduce our negative cash flows or secure additional funding to continue operations. Obtaining additional funding would require the approval of our senior note holders and the holders of the new funding detailed in Note 19 in Notes to Financial Statements and would likely be subject to additional conditions, and there can be no assurances that we will be able to find such financing even if our senior note holders and the holders of such new funding would permit it. Likewise, there can be no assurances that we will succeed in achieving our goals and failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy fully the debt to the holders of our senior notes, in accordance with Securities Purchase Agreement described in Note 9 in Notes to Financial Statements, the holders of the new funding detailed in Note 19 in Notes to Financial Statements or to any other creditors. Accordingly, should we file for bankruptcy, there is no assurance that our stockholders would receive any value.

Considering the uncertainty regarding our ability to materially increase revenue or significantly reduce expenses, our cash requirements for 2006 will likely exceed available cash resources. As a result of this condition, management is continuing to evaluate strategic business options. These options include but are not limited to i) seeking strategic investors, ii) financial investors and iii) a business combination or acquisition. We are partially funding an Adaptive Array SuperCapacity™ base station trial with a major tier 1 operator in a major domestic metropolitan area by providing, on a temporary basis, the Adaptive Array base stations necessary for the trial at no charge to the operator which is expected to conclude in the first quarter of 2006. We expect a report and some guidance on the next steps with this operator during the second quarter of 2006. See Recent Developments under Item 1 Business.

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

On August 8, 2003 our stockholders approved the Investment under the Purchase Agreement and related transactions, and the Investment closed on August 13, 2003. On that date, we issued Notes of $4.0 million and $12.0 million to SCP II and TECORE, respectively, and immediately received $8.0 million in proceeds ($4.0 million each from SCP II and TECORE). Upon the closing of the Investment, the principal balance of the Bridge Loans ($6.0 million) was due and paid from the proceeds of the Investment. The interest accrued on these Bridge Loans was deferred by the Lenders and will be due and payable four years from the closing date under the Purchase Agreement. The interest at the rate of 12% per annum will compound on the amount of interest deferred under the Bridge Loans. The remaining $8.0 million purchase price for the Note issued to TECORE was payable in quarterly installments of $1.0 million each, with the first installment originally scheduled for June 2003 being paid at the closing. On March 3, 2005, we received the final installment on the Note from TECORE.

On April 26, 2004, we closed on a Private Placement with several institutional investors (the Investors) which resulted in the issuance of 606,061 shares of our common stock at a price of $9.08 per share and warrants (the Private Placement Warrants) to purchase 315,531 shares (including warrants to purchase 12,500 shares issued to the placement agent) of common stock at an initial exercise price of $13.20 per share for aggregate gross proceeds of $5.5 million. Issuance costs associated with the Private Placement approximated $457,000. Pursuant to the registration rights agreement we entered into in connection with the Private Placement, we registered for resale all shares of common stock issued or issuable under the Private Placement, including the shares issuable upon exercise of the Private Placement Warrants, under a Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective on June 3, 2004.

The Private Placement Warrants became exercisable on October 21, 2004, have a five-year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At December 31, 2005, Private Placement Warrants to purchase 315,531 shares of common stock were outstanding and will expire on October 21, 2009. As a result of the Laurus financing, the exercise price of the Private Placement Warrants has been adjusted to $1.33 per share.

On November 8, 2005, the Company entered into a new financing arrangement with Laurus Master Fund, Ltd. (“Laurus”) involving the secured borrowing of up to $7.0 million outstanding at any one time, subject to availability under a borrowing base formula. The facility has a three-year term and matures on November 8, 2008. The facility includes a minimum borrowing note in the amount of $4.0 million which is convertible at any time into shares of common stock of the Company at an initial conversion price of $1.33 per share. The Company will repay $2.0 million of the minimum borrowing note in monthly installments over the remaining term of the note beginning after June 30, 2006. The issuance at closing of a revolving note under which $7.0 million or, if less, a formula amount (based on eligible inventory and accounts receivable of the Company, and less amounts outstanding under the minimum borrowing note), is available at any time. Amounts outstanding in excess of the formula amount must be immediately repaid and bear interest at a rate of 1.5% per month until paid. Laurus has agreed to make a loan in excess of the formula amount and to waive this provision until June 30, 2006. If eligible inventory and accounts receivable do not increase by June 30, 2006, Laurus may require repayment of the loan in excess of the formula. This could have a significantly negative impact on our cash position. In connection with this financing arrangement, the Company entered into a Security Agreement with Laurus, under which each of the minimum borrowing note and the revolving note are secured by a first priority security interest in all of the Company’s assets, with the exception of its intellectual property. At the closing, the Company also issued common stock purchase warrants to Laurus representing the right to purchase up to 964,187 shares of the Company’s common stock at a per share exercise price of $1.452, which are immediately exercisable with a term of seven years.

The Company and Laurus also entered into a Registration Rights Agreement at the closing, in which the Company has agreed to register for resale the shares of the Company’s common stock that Laurus may receive upon conversion of the minimum borrowing note and upon exercise of the warrants using our commercially reasonable efforts.

The closing of the facility with Laurus required the consent of the Company’s existing senior secured lenders, SCP II and TECORE, who hold the senior secured convertible notes issued by the Company on August 13, 2003 (see Note 9 in Notes to Financial Statements). In addition to giving their consent to the facility, SCP II and TECORE have agreed with Laurus to subordinate their security interest in the Company’s assets (other than their security interest in the Company’s intellectual property) under the August 2003 senior convertible notes to Laurus’s security interest under the Security Agreement. In consideration for TECORE’s consent to the Laurus transaction the Company agreed to repay $2.0 million of the aggregate principal amount outstanding under TECORE’s senior secured convertible note, issued in August 2003. In consideration for SCP II’s consent to the Laurus transaction the Company agreed to issue a warrant to SCP II to purchase 100,000 shares of common stock of the Company at an exercise price of $1.35 per share. The warrant issued to SCP II is exercisable beginning on May 8, 2006 and expires on November 8, 2010. The Company has agreed to register upon demand the shares issued upon exercise of these warrants under the terms of the Company’s existing registration rights agreement with SCP II and the other shareholders named therein.

On December 30, 2005 the Company and Laurus amended their agreements. The amended agreements removed the convertibility feature of the Revolver, and removed the interest rate reduction on both the Revolver and the MB Note which was associated with the change in the closing price of the Company’s common stock. In addition, the 2% cash penalty applicable to the Company’s obligations under the Registration Rights Agreement was removed, and the time periods for complying with obligations under the Registration Rights Agreement were extended so that the Company was obligated to file the registration statement within 75 days of closing and to cause it to become effective. However, the commitment was changed so the Company would use its “commercially reasonable efforts” to do so. The previously committed date of effectiveness within 120 days of closing was also removed. All other terms and conditions of the notes remained substantially as originally agreed.

On February 10, 2006 the Company received notification from the NASDAQ National Market that the bid price for our common stock has closed below the minimum bid price of at least $1.00 per share for 30 days. Under Rule 4450(e)(2) the Company has been given 180 calendar days, or until August 9, 2006 to regain compliance.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was approximately $4.7 million in 2005, $8.7 million in 2004 and $7.2 million in 2003. For the year ended December 31, 2005 cash was provided from operating activities primarily as a result of improved margins and accelerated collections. We had accelerated accounts receivable collections resulting in a decrease in our accounts receivable to $3.6 million in 2005 compared to $6.2 million in 2004, an increase in other liabilities primarily attributed to an increase in deferred interest associated with the Notes (see Note 9 in Notes to Financial Statements) and a decrease in inventory. This was offset by cash used in operating activities through a decrease in accounts payable, customer deposits and other current assets.

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

Except for sales to OEMs or to customers under agreements providing for acceptance concurrent with shipment, our customers are billed as contractual milestones are met. Deposits ranging up to 50% of the contracted amount typically are received at the inception of the contract and an additional percentage of the contracted amount is generally billed upon shipment. The terms vary from contract to contract but are always agreed to in the initial contract. Most of the remaining unbilled amounts are invoiced after a customer has placed the products in service, completed specified acceptance testing procedures or has otherwise accepted the product. Collection of the entire amounts due under our contracts to date have lagged behind shipment of our products due to the time period between shipment and fulfillment of all of our applicable post-shipment contractual obligations, the time at which we bill the remaining balance of the contracted amount. This lag will require an increase in investments in working capital as and if our revenues increase.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities of approximately $0.51 million, $0.45 million and $0.22 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash used in investing activities in 2005 does not reflect $814 thousand of capitalized assets transferred from inventory to our research and development labs. Commencing in 2002 and continuing through 2005, we significantly reduced the level of capital expenditures from prior year levels, as our physical assets available were adequate to meet our needs. Our capital expenditures for testing and manufacturing equipment used during final assembly of our products may increase if our revenue opportunities increase.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended December 31, 2005 was $4.6 million which was derived from $1.0 million in proceeds from installment payments on the Notes (discussed above and in Note 9 in Notes to Financial Statements) and $5.6 million in net proceeds primarily from the new financing arrangement with Laurus Master Fund discussed above, offset by a $2.0 million repayment of Note principal described above. As of December 31, 2005, we have been advanced a total of $16.0 million on the Notes, the Lenders have converted $6.0 million of the principal on the Notes into our common stock, a payment in the amount of $2.0 million was made to TECORE as discussed above and $8.0 million principal amount of the Notes remains outstanding (plus accrued interest). Pursuant to the Purchase Agreement, the final installment payment on the Notes of $1.0 million was received on March 3, 2005.

Net cash provided by financing activities for the year ended December 31, 2004 was $10.1 million which primarily resulted from the receipt of $5.0 million in proceeds on the Notes (see Note 9 to Notes to Financial Statements) and $5.1 million in net proceeds primarily from the issuance of common stock and warrants resulting from the Private Placement discussed above.

We leased certain computer and test equipment under capital lease arrangements. We used net cash for capital leases of approximately $5 thousand, $65 thousand and $83 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 we do not have any capital leases.

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

Revenue Recognition—Revenue from product sales is recognized after delivery and determination that the fee is fixed and determinable, collectibility is probable, and after the resolution of uncertainties regarding satisfaction of significant terms and conditions of the customer contract. Revenue for sales to both OEMs and our direct customers is recognized when title to the product passes to the OEM or our direct customer. Typically, for these product sales, title passes at the point of shipment. We recognize revenue from service agreements on a straight-line basis unless our obligation is fulfilled in a different pattern, over the contractual term of the arrangement. Revenue on certain long-term projects is recognized on a percentage of completion basis. The cost incurred to date is taken as a percentage of the estimated cost at completion and this percentage is used to compute revenue on an inception-to-date basis.

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

Warranty and Customer Support—We offer one year warranties for the products that we sell which generally provide for a basic limited warranty, including parts and labor for any product deemed to be defective. Generally, we estimate the warranty costs that may be incurred in the future based largely on the ratio of historical warranty costs in relation to revenue recognized in the corresponding period. The resulting liability is reviewed on a quarterly basis and adjusted accordingly. Factors that may affect the warranty liability include the volume of products sold, historical and anticipated warranty claims and the maturity of the products in the revenue mix.

Accounting for Inventory—We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We estimate excess and obsolete inventory using historical or projected usage of each part in inventory. As we introduce new products, the usage of older products and components tend to be reduced resulting in inventory write-offs. We also do review our inventory for any lower cost or market impairments on a quarterly basis. If actual market conditions are less favorable than those projected, additional inventory write-offs may be required beyond the write-off reflected in the financial statements.

Long-lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets totaled $4.4 million as of December 31, 2005 including licensing and software development costs. Upon our determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Unsuccessful product marketing or continued substantial operating losses could result in an inability to recover the carrying value of the investment, and therefore might require an impairment charge in the future.

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

If we had elected to recognize compensation expense for the issuance of options to our employees and directors based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the year ended December 31
	2005	2004	2003
Net loss attributable to common stock, as reported	$(17,667,540)	$(26,188,872)	$(22,332,194)
Add: Stock based employee compensation expense included in reported net loss	5,561,423	9,341,992	3,676,372
Deduct: Pro forma fair value stock compensation expense	(5,922,616)	(9,453,548)	(3,625,372)

Pro forma net loss attributable to common stock	$(18,028,733)	$(26,300,428)	$(22,281,194)

Net loss per share attributable to common stockholders—basic and diluted, as reported	$(1.41)	$(3.77)	$(6.71)

Net loss per share attributable to common stockholders—basic and diluted, pro forma	$(1.44)	$(3.79)	$(6.69)

Recent Pronouncements—In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will adopt SFAS 123(R) using the modified-prospective transition method. We expect the adoption to result in the recognition of stock-based compensation of approximately $72,000 during 2006 for stock options granted prior to January 1, 2006, plus the expense of options granted in 2006, if any. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively, beginning with awards granted, modified, repurchased or cancelled after the fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended its Regulation S-X to amend the date of compliance with SFAS 123(R) to the first reporting period of the first fiscal year beginning on or after June 15, 2005. We will adopt SFAS 123(R) on January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006, and does not expect the adoption to have a significant impact on our financial statements.

In June 2005 the EITF issued Issue No. 05-2, The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19. The Task Force reached a consensus that the exception to the requirements of paragraphs 12-33 of Issue 00-19 for “conventional convertible debt instruments” should be retained. Further that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or contingent event should be considered “conventional” for purposes of applying Issue 00-19. Instruments that contain “standard” antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction that are designed to maintain the value of the conversion option. A consensus was also reached that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity. An entity should consider the guidance in subparagraph 61(1) of Statement 133 in assessing whether the instrument is more akin to debt or equity. The consensus in this Issue are to be applied to new instruments entered into and instruments modified beginning after June 29, 2005. We applied the consensus in this Issue in our accounting for the new financing described in Note 19 in Notes to Financial Statements.

In September 2005 the EITF issued Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. The Task Force reached a consensus that an entity should include, upon modification of a convertible debt instrument, the change in fair value of the related embedded conversion option in the analysis to determine whether a debt instrument has been extinguished pursuant to Issue 96-19. The change in the fair value of an embedded conversion option should be calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification and should be included in the Issue 96-19 analysis because there is a direct correlation between the value if the embedded conversion option and the yields demanded on a convertible debt instrument.

The Task Force agreed to amend Issue 96-19 to include non-cash changes to the conversion terms under this consensus. The Task Force reached a further consensus that the modification of a convertible debt instrument should affect subsequent recognition of interest expense for the associated debt instrument for changes in the fair value of the embedded conversion option. The change in fair value of an embedded conversion option should be calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification. The value exchanged by the holder for the modification of the conversion option should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital.

The Task Force additionally reached a consensus that the issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of a convertible debt instrument. The Task Force concluded that the only value associated with the modification of an embedded conversion option (feature) that should be accounted for is the change in the fair value of the embedded conversion option. This Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.

In September 2005, the EITF issued Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. This Issue responds to questions about the accounting for the tax effects of issuing convertible debt with a beneficial conversion feature, (i.e., a security with a nondetachable conversion feature that is “in-the-money”). Under the U.S. Federal Income Tax Code, the entire amount of the proceeds received at the issuance of the debt is treated as the tax basis of the convertible debt security. This differs from the accounting treatment, which requires that the convertible security be recorded at par value with a discount for a portion of the proceeds representing the intrinsic value of the conversion feature. The portion treated as a discount is allocated to paid-in capital in accordance with EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

The Task Force noted that the issuance of convertible debt with beneficial conversion features results in a book-tax basis difference because a beneficial conversion feature effectively creates two separate instruments, (i.e., a debt instrument and an equity instrument) for accounting purposes, as opposed to a single debt instrument for tax purposes. Companies should be required to record deferred taxes on the difference between the book and tax basis. This difference should be considered a temporary difference for purposes of applying Statement 109, Accounting for Income Taxes, because the difference will result in a taxable amount when the reported amount of the liability is recovered or settled. The recognition of deferred taxes for the temporary difference resulting from a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The consensus is effective for periods beginning after December 15, 2005 and should be applied to all instruments with a beneficial conversion feature accounted for under Issue 00-27. The adjustment should be made by retrospective application under FASB Statement No. 154, Accounting Changes and Error Corrections. The impact of Issue No. 05-8 is not expected to be material to our financial statements due to our net operating loss carryforward described in Note 14 in Notes to Financial Statements.

STATUS OF OUR COMMON STOCK LISTING ON NASDAQ NATIONAL MARKET

Under continued listing standard one (NASDAQ rule 4450(a)), companies listed on the NASDAQ National Market are required to have net tangible assets of $4.0 million, total stockholders’ equity of $10.0 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement).

On February 10, 2006 the Company received notification from the NASDAQ National Market that the bid price for our common stock had closed below the minimum bid price of at least $1.00 per share for the last 30 consecutive business days. Under rule 4450(e)(2) the Company has been given 180 calendar days, or until August 9, 2006 to regain compliance. If, at anytime before August 9, 2006, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days the Company will have achieved compliance with rule 4450(e)(2).

In the absence of additional equity financing, we expect that our first quarter 2006 stockholders’ equity will drop below the $10 million requirement under continued listing standard one (rule 4450(a)) during fiscal year 2006. There can be no assurance that the NASDAQ will permit us to continue our listing on the NASDAQ National Market or transfer to the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market) if we cannot show a definitive plan for maintaining the stockholders’ equity requirement or if we fail to achieve compliance with rule 4450(e)(2) regarding the minimum bid price of $1.00 per share for our common stock. We can not give investors in our common stock any assurance that we will be able to maintain compliance with minimum standards for continued listing on NASDAQ National Market or the NASDAQ Capital Market and that the liquidity that NASDAQ provides will be available to investors in the future.

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

RISK FACTORS

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are those that we consider material, but they not the only ones we face now or in the future. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

We have incurred significant losses since we began doing business. We anticipate continuing losses and may never achieve or sustain profitability. We have accumulated losses of $276.8 million since we began doing business in 1994 through December 31, 2005, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. Since we began doing business in 1994, we have generated $154.2 million in net revenues through December 31, 2005. We have been marketing our GSM base stations since 1996. We have never reported a profit and have only had three quarters in which we obtained a positive cash flow since our initial public offering in 1999 and these three quarters should be considered anomalies. We will continue to incur significant research and product development, sales and marketing, materials and general administrative expenses. We anticipate a net loss for the year 2006 and we may continue to incur losses beyond 2006. We cannot be certain that we will realize sufficient revenues or margins to sustain our business. Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding or new orders in the future.

We may not be able to obtain additional capital to fund our operations on reasonable terms and this could hurt our business and negatively impact our stockholders. If adequate funds in the form of equity or debt are not available on reasonable terms or terms acceptable to us in the future, we may be unable to continue as a going concern. If we raise additional funds through the issuance of convertible debt or additional equity securities, the percentage ownership of our existing stockholders would be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations. Any additional funding would likely require the approval of the holders of our 2003 and 2005 notes, and those note holders may not approve new funding if it requires substantial dilution, waiver of anti-dilution adjustment rights, subordination of their security interest, or a lock-up of their ability to sell their shares of common stock in the market, even if the funding is in the best interest of the Company or our stockholders. The holders of our 2003 and 2005 notes have a senior security interest in all of our assets, and until these investors are paid in full or until they have converted the notes and accrued interest into common stock, we may not be able to obtain additional investment or working capital.

If we are unable to raise additional financing, we may be forced to seek protection under the federal bankruptcy laws. If we are unable to raise capital from another source as early as May 15, 2006, we may be required to cease operations, curtail operations significantly or file for protection from claims of our creditors under the federal bankruptcy laws. There can be no assurance that our common stockholders will realize any value in the event of bankruptcy.

If we are unable to pay principal and interest on our financing when due, we may be forced to seek protection under the federal bankruptcy laws. The convertible notes we sold in August 2003 and the minimum borrowing note we issued in November 2005 in connection with our debt financing are convertible into our common stock at the election of the holders. The revolving note we issued in November 2005 is not convertible into our common stock. If not converted, the principal and accrued interest on the 2003 notes become payable in August 2007, and the principal amount due under the November 2005 minimum borrowing note becomes payable in November 2008. In addition, (i) accrued interest on the November 2005 minimum borrowing note and revolving note is payable monthly beginning December 1, 2005, (ii) any additional accrued interest on overadvances, if any, beginning July 1, 2006 becomes payable on August 1, 2006 (with interest paid monthly thereafter), (iii) the holder, beginning July 1, 2006 has the option to either assess a penalty as described in (ii) or require repayment of any overadvance amount and (iv) the principal and accrued interest on the November 2005 minimum borrowing note and revolving note is payable in November 2008, subject to acceleration in certain circumstances. If the notes are not converted and we are unable to pay the principal amount, any required overadvance, and/or accrued interest on the notes when due, whether when due, at maturity or by acceleration, the investors could foreclose on the notes and force a sale of our assets, including our intellectual property. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws. At December 31, 2005, $6.0 million in principal and $1.0 million in accrued interest under the 2003 notes had been converted into common stock. On November 8, 2005 we borrowed an additional $6.0 million in the Laurus transaction, and paid off $2.0 million in principal of the 2003 notes. See Notes 9 and 19 in Notes to Financial Statements for a description of these transactions.

If the holders of our financing notes do not convert the principal and interest into common stock prior to or at maturity of those notes, the payment of these amounts could have an impact on our cash position. We have limited cash resources and the payment of the principal and accrued interest on our financing notes may have an impact on our cash position in the future. The principal and accrued interest on the notes we sold in 2003, if not converted, become payable in August 2007. As of December 31, 2005 the outstanding principal and accrued interest on the 2003 notes was $9,898,739. In November of 2005 we entered into a new funding agreement with Laurus Master Fund, Ltd. consisting of a minimum borrowing note and a revolving note. The principal, if not converted, and accrued interest on the minimum borrowing note becomes payable in November 2008. As of December 31, 2005 the outstanding principal on this note was $4,000,000. The revolving note, which is not convertible, principal and accrued interest becomes payable in November 2008. As of December 31, 2005 the outstanding principal and interest on this note was $2,047,115. We may be required to secure additional funding to attempt to avoid default on the notes as they become due. Obtaining additional funding would require the approval of the holders of the 2003 notes and the 2005 notes and would likely be subject to additional conditions. There can be no assurance that we will be able to secure such funding even if the note holders would permit it.

If our eligible accounts decline in value all or a portion of the outstanding amount under the Laurus funding may be classified as an overadvance and the overadvance amount would be subject to immediate repayment and accrued interest at a higher rate. The Laurus notes issued in November 2005 are subject to an asset based lending formula. If at any time the amount outstanding on the notes is greater than the calculated formula amount, the excess is classified as an overadvance and subject to immediate repayment. Interest on the amount of overadvance accrues at the rate of 1.5% per month until the overadvance amount is repaid. Laurus has the option to require repayment of the overadvance. Since our borrowing base is calculated under the lending formula by reference to our eligible accounts receivable, if our eligible accounts decline in value, all or a portion of the outstanding amount under the facility may become due and payable.

Laurus has the discretionary right to adjust the reserves which are applied to the value of our eligible accounts which could adversely impact our borrowing base eligibility or create an overadvance subject to immediate prepayment and accrue interest at a higher rate. Laurus has the discretionary right to adjust the reserve amount which is applied to our eligible accounts prior to the calculation of formula amount. Any changes in the Laurus reserves will not be used for 60 days following such adjustment to determine whether all or a portion of the outstanding balance on the notes is in excess of the formula amount. If increases in the reserve are made this may cause all or a portion of our outstanding amount due on the notes to be classified as an overadvance.

If we do not meet and maintain all of the note covenants an Event of Default may occur and holders of our 2003 and 2005 notes may demand repayment in full of the entire amount outstanding on the notes. If we fail to maintain any of the covenants in the 2003 or 2005 notes, we could cause an event of default and an event of cross-default to occur. Following the occurrence of an event of default, the noteholders have the right to demand repayment in full of all outstanding obligations. Since we granted to the noteholders a security interest in, and lien upon, substantially all of our property and assets the occurrence of an event of default or cross-default under any of our obligations could subject us to foreclosure by the noteholders on substantially all of our assets to the extent necessary to repay any and all amounts due. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

Conversion of the secured convertible notes will significantly dilute the percentage ownership of our existing stockholders. If shares of our common stock are issued to the investors upon conversion of the 2003 and 2005 notes together with accrued interest, existing stockholders will have their ownership percentage substantially diluted. The number of shares of common stock issuable under the terms of the convertible notes will also affect our loss or earnings per share on a going-forward basis. The larger the number of shares deemed outstanding, the lower our earnings per share will be. The actual effect of any conversion on our loss or earnings per share will depend on the level of our (if any) losses or earnings in future periods, the actual amount converted pursuant to the minimum borrowing note and the impact of the accounting treatment of the secured convertible notes. At December 31, 2005, $6.0 million in principal and $1.0 million in accrued interest under the 2003 notes had been converted into common stock. On November 8, 2005 we borrowed an additional $6.0 million in the Laurus transaction, and paid off $2.0 million in principal of the 2003 notes. If the remaining $8.0 million in principal and $1.9 million in accrued interest (as of December 31, 2005) outstanding under the 2003 notes and the $4.0 million in principal (as of December 31, 2005) outstanding under the 2005 minimum borrowing note were converted, an additional 12.4 million shares of common stock would be issued.

We have had limited revenues since inception. You should not rely on our recent results as an indication of our future results. Our base stations are being used in twenty-eight commercially deployed systems. We had net revenues of $19.6 million, $20.6 million and $15.8 million in 2005, 2004 and 2003, respectively. Unless we can achieve significant increases in market acceptance of our products and complete new products in development, we may never advance beyond our initial market penetration phase. Due to our limited operating history and the introduction of new products, it is difficult or impossible for us to predict future results and you should not expect future revenue growth based on our recent results. You should consider our business and prospects in light of the risks and problems faced by technology companies in the early stages of development.

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

Our operating results are subject to substantial quarterly and annual fluctuations and to market downturns. Our revenues, losses and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions causing a downturn in the market for our products or technology, affecting the timing of customer orders or causing cancellations or rescheduling of orders could also adversely affect our operating results. Moreover, our customers may change delivery schedules or cancel or reduce orders without incurring significant penalties and generally are not subject to minimum purchase requirements.

Our future operating results will be affected by many factors, including the following:

•	Changes in the growth rate of the wireless communications industry;

•	Consolidation in the wireless communications industry;

•	Our ability to compete successfully against similar and larger sized GSM communications equipment providers;

•	Continued control of costs and reducing expenses;

•	Efficiently manufacturing our products ourselves and through outsourcing arrangements;

•	Absorbing overhead costs through higher manufacturing volume;

•	Generating cash flow from operations;

•	Our inability to offer vendor financing due to our balance sheet constraints:

•	The mix of our revenue;

•	The collectibility of our trade receivables;

•	Our ability to retain existing or secure anticipated customers or orders, both domestically and internationally;

•	The availability and cost of products and services from our third-party suppliers;

•	Our ability to develop, introduce and market new technology, products and services on a timely basis;

•	Our ability to reduce product costs to be cost competitive;

•	Foreign currency fluctuations, inflation and deflation;

•	Decreases in average selling prices or demand for our products;

•	Intellectual property disputes and litigation;

•	Government regulations;

•	Product defects or delays;

•	The availability of capital to fund operations;

•	Management of inventory in response to shifts in market demand;

•	Changes in the mix of technology and products developed, produced and sold and

•	New product offerings by competitors or new wireless protocols or advanced high-speed data standards that may render our technology uncompetitive.

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

Because our products are highly complex and are deployed in complex networks, they may have errors or defects that we find only after deployment, which if not remedied could harm our business. Our products are highly complex, are designed to be deployed in complex networks and may contain undetected defects, errors or failures. We test our products during manufacturing and prior to deployment. However, they can only be fully tested when deployed in commercial networks. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in installation delays, product returns, diversion of our resources, increased service and warranty costs, legal actions by our customers, increased insurance costs and other losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, which would harm our business and adversely affect our operating results, financial condition, and cash flows.

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

We have been executing the first trial of our Adaptive Array product in a dense urban market and the performance may not provide sufficient improvement in network capacity or increase in data throughput of GPRS and EDGE. The Adaptive Array product is targeted primarily toward dense urban markets to improve spectral efficiency in capacity limited markets and to provide increased data throughput for GPRS and EDGE. Due to the complexities of the urban environment as well as implementing adaptive array capabilities, our Adaptive Array product may not provide the network capacity improvements and increased data throughput as expected. Even if improvements are realized, these improvements may not be sufficient to meet the performance criteria required of network operators; thus, failing to compel those operators to purchase our Adaptive Array products. Further, even if the Adaptive Array product meets or exceeds all performance expectations, network operators may not purchase our Adaptive Array product due to the perception that we are not able to adequately support the operator due to a number of factors which include our limited size and financial resources. We may not be able to address the concerns of network operators by obtaining sufficient financial resources, hiring sufficient numbers of qualified personnel, or to establish a business agreement with a larger company that could adequately address the business concerns of network operators. The inability to meet performance expectations of the Adaptive Array product or to satisfy the business concerns of customers regarding our capability to support the Adaptive Array product could have a significant, detrimental impact on our prospects as a going concern.

Our lengthy and variable sales cycle makes it difficult for us to predict if and when a sale will be made and could cause us operating difficulties and cash flow problems. Our sales cycle, which is the period from the generation of a sales lead until the recognition of revenue, can be long and is unpredictable, making it difficult to forecast revenues and operating results. Our inability to accurately predict the timing and magnitude of our sales could cause a number of problems:

•	We may have difficulty meeting our customers’ delivery requirements in the event many large orders are received in a short period of time because we have limited production capacity and generally do not carry materials in inventory;

•	We may expend significant management efforts and incur substantial sales and marketing expenses in a particular period that do not translate into orders during that period or at all;

•	We may have difficulty meeting our cash flow requirements and obtaining credit because of delays in receiving orders and because the terms of many of our customer contracts defer certain billings until post-shipment contractual milestones are met; and

•	The problems resulting from our lengthy and variable sales cycle could impede our growth, harm our stock price, and restrict our ability to take advantage of new opportunities.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. In addition to the volume of sales by our significant stockholders, which is described in more detail below, factors that may have a significant impact on the market price of our stock include:

•	Announcements concerning us, our competitors or the industry;

•	Receipt of substantial orders for base stations;

•	Developments in operator trials;

•	Quality deficiencies in services or products;

•	Announcements regarding financial developments or technological innovations;

•	International developments, such as technology mandates, political developments or changes in economic policies;

•	New commercial products;

•	Government regulations;

•	Acts of terrorism or war; or

•	Proprietary rights or product or patent litigation.

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues, greater than expected losses or shortfalls in our earnings in any given period relative to the levels expected by investors could immediately, significantly and adversely affect the trading price of our common stock.

We may not maintain our listing on the NASDAQ National Markets. Under continued listing standard one (rule 4450(a)), companies listed on the NASDAQ National Market are required to have net tangible assets of $4.0 million, total stockholders’ equity of $10.0 million, and a minimum bid price of at least $1.00 per share (or a minimum bid price of at least $5.00 per share with no net tangible asset requirement). At various times in 2003, 2004, 2005 and 2006, our share price traded at and occasionally below the required minimum bid price of $1.00 per share for continued listing and/or the we did not comply with the total stockholders’ equity requirement. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard or the total stockholders’ equity standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future. On February 10, 2006, the Company received notification from the NASDAQ National Market that we are not in compliance with rule 4450(e)(2) regarding the minimum bid price of at least $1.00 per share for our common stock. The Company has been given 180 calendar days, or until August 9, 2006, to correct minimum bid price deficiency or could otherwise transfer to the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market).

In the absence of additional equity financing, it is likely that our stockholders’ equity will drop below the $10.0 million requirement under continued listing standard one (rule 4450(a)) during fiscal year 2006. There can be no assurance that the NASDAQ will permit us to continue our listing on the NASDAQ National Market or transfer to the NASDAQ Capital Market should we fall below the $10.0 million requirement if the Company cannot show a definitive plan for maintaining the stockholders’ equity requirement. Alternatively, continued listing standard two (NASDAQ rule 4450(b)) requires a market value of $50.0 million, a market value of listed shares of $15.0 million and a minimum bid price of $1.00 with no stockholders’ equity requirement. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with either minimum standard for continued listing on NASDAQ National Market or the NASDAQ Capital Market and that the liquidity that NASDAQ provides will be available to investors in the future.

Intense competition in the market for wireless telecommunications equipment from many larger, more established companies with greater resources could prevent us from increasing our revenue and achieving profitability. The wireless telecommunications infrastructure market is highly competitive. We compete with large infrastructure manufacturers, systems integrators, and base station subsystem suppliers, as well as new market entrants. Most of our current and potential competitors have longer operating histories and presence in key markets, larger installed customer bases, substantially greater name recognition, and more financial, technical, manufacturing, marketing, sales, distribution and other resources than we do. We may not be able to compete successfully against current and future competitors, including companies that develop and market new wireless telecommunications products and services. These competitive pressures may result in price reductions, reduced gross margins, longer sales cycles and loss of customers. In addition roaming considerations and bundled Mobile Switching Centers (MSCs) price/performance competition has impeded our sales in the North American market.

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

We anticipate that additional competitors will enter our markets as a result of the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

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

Our comparative inability to provide financing for our customers that are large operators is a competitive disadvantage and could result in a loss of sales to those customers and/or a loss of those customers to competitors with greater resources. We do not typically offer financing to our customers, which could cause us to lose business with larger operators who are accustomed to such financing from our larger competitors. Our future success may depend upon our continuing ability to help arrange financing for these customers. If we cannot assist in arranging financing for these customers, we may lose sales and customers to competitors that directly provide financing.

Credit risk from customer financing could hurt our results and require us to raise additional capital. Many of our customers and potential customers are start-up and small companies with a limited operating history and companies located in emerging markets. In limited instances, we have provided and may continue to provide customer financing to these customers. We face credit risks, including slow payments or non-payments from these customers, and we may need to raise additional capital to support financed sales and to deal with related credit risk problems.

A small number of customers account for substantially all of our revenues and the loss of any of these customers could hurt our results and cause our stock price to decline. Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. The effect of these risks on our operating results is compounded by our lengthy sales cycle. In 2005, sales to six customers accounted for 78.7% of our total revenue. In 2004, sales to three customers accounted for 70.6% of our total revenue and in 2003 sales to three customers accounted for 85.3%.

The chart below shows the breakout by fiscal year of the concentration of revenue:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
TECORE, Inc.	15.4%	37.6%	42.7%
U.S. Government	15.0%	12.4%	28.5%
Alcatel	12.4%	20.6%	3.3%
Hafatel/Guam Wireless	5.4%	8.4%	14.1%
Undisclosed Defense Contractor (A)	2.0%	1.5%	—
Undisclosed Defense Contractor (B)	2.8%	4.1%	—
Undisclosed Defense Contractor (C)	—	4.3%	—
Undisclosed Defense Contractor (D)	4.9%	0.8%	—
MBO Cross	0.9%	1.0%	3.1%
COMTEL	3.0%	4.9%	1.8%
Telsom Mobile	7.0%	0.1%	1.5%
Pioneer	—	—	1.2%
Pinpoint	0.6%	0.5%	0.8%
Adams	0.3%	0.3%	0.7%
IT&E Overseas, Inc.	23.5%	—	—

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

We have a concentrated customer base and the failure of any of our customers to pay us or to pay us on time could cause significant cash flow problems, hurt our results and cause our stock price to decline. Our concentrated customer base significantly increases the credit risks associated with slow payments or non-payments by our customers. These risks are also higher for us since many of our customers are start-up and small companies. Six customers accounted for 82.7% of our outstanding net accounts receivable as of December 31, 2005. Two customers accounted for 52.1% of our outstanding net accounts receivable as of December 31, 2005, with TECORE, a related party, representing 22.1% and the U.S. government representing 30.0%. Two customers accounted for 82.0% of our combined outstanding net accounts receivable as of December 31, 2004, with one customer TECORE, representing 45.0%. In the past we have incurred bad debt charges and we may be required to do so in the future. The failure of any of our customers to pay us, or to pay us on time, causes significant cash flow problems, hurts our results and could cause our stock price to decline.

Intense price performance competition for base stations and mobile switching centers will reduce sales opportunities in North American markets and international markets. As a result of the reduction in global demand, our competitors have been bundling Mobile Switching Centers (MSCs) together with base stations at deeply discounted pricing levels targeting our traditional customer base resulting in intense price performance competition. This competition has substantially reduced opportunities for us to expand or to continue sales of our

“coverage solution products” to small/medium sized operators. If we are unable to overcome the current competitive pressures facing us in connection with our traditional target market of small to medium operators for cost effective coverage solutions, we may be unable to compete against our larger competitors for future sales to small and medium sized PCS operators in North America.

If we continue to expand into international markets, we will become subject to additional business risks which could prevent us from increasing our revenues and achieving profitability. We market and sell our products internationally in Africa, the Middle East, Asia and Latin America both through OEM resellers and our direct sales staff. Our business plan contemplates that a significant portion of our planned sales over the next several years will be in international markets. Our revenues from direct sales to international customers as a percentage of total revenues were 7.0% in fiscal 2005, 0.1% in fiscal 2004 and 1.7% in fiscal 2003. Our revenues from OEM international sales were 16.3%, 37.6% and 39.8% for the years ended December 31, 2005, 2004 and 2003, respectively. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments.

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

We sell products in emerging markets in the Middle East, Asia and Africa. Future sales in these markets will be subject to economic and political risks. For the year ended December 31, 2005, our sales in these markets accounted for approximately 23.3% of our revenue. Sales in these markets pose significant additional risks, which include:

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

Sales in certain foreign countries pose unique and significant risk which could materially adversely affect our business. Historically a substantial portion of our product sales were directly or indirectly made to operators in foreign countries, including countries experiencing armed conflict, civil unrest and instability, reports of terrorist activities, and anti-American sentiment and activities. Conditions in these countries present unique and significant risks. Actions by foreign governments or hostile forces could result in harm to our personnel or our customers’ personnel, or the loss of customers and prospective customers and could materially adversely affect our business.

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

Our reliance on a limited number of suppliers could lead to delays, additional costs, problems with our customers and loss of revenue. A reduction or interruption in component supply or a significant increase in component prices could have a material adverse effect on our business or profitability. Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We plan to continue utilizing only one or a small number of suppliers for each of the components of our base station systems. We have no long-term contracts or arrangements with any of our suppliers that guarantee product availability or the continuation of particular payment or credit terms. If, for any reason, a supplier fails to meet our quality and quantity requirements or stops selling products to us at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product image problems. We have experienced component shortages in the past, including components for our integrated circuit products, that have adversely affected our operations. We may continue to encounter these problems in the future. Any of these problems could damage relationships with current or prospective customers, which could seriously harm our operating results in a given period and impair our ability to generate future sales

From time to time, we must replace some of the components of our products when the supplier of that component discontinues production. While we generally do not maintain an inventory of components, sometimes we do purchase an inventory of these discontinued components so that we can maintain production while finding new suppliers or developing substitute components ourselves. We face the risk that we may deplete that inventory before finding an adequate substitute, and that could cause the loss of significant sales opportunities. Alternatively, we could purchase too many of the components and may be left with excess inventory on our hands. We generally do not maintain an inventory of finished goods. Many components have long lead times, with some taking 12 to 16 weeks from the time of entry of the order to delivery. We cannot guarantee that alternative sources of supply can be arranged on short notice or that components will be available from alternative sources on satisfactory terms.

We may not be able to adequately protect or defend our proprietary rights, which would hurt our ability to compete. We attempt to protect our intellectual property rights through patents, trademarks, trade secrets, copyrights, and nondisclosure agreements and other measures. However, intellectual property is difficult to evaluate and these measures may not provide adequate protection for our proprietary rights and information. Patent filings by third-parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our proprietary rights and information, disputes as to ownership of intellectual property may arise, and our proprietary rights and information may otherwise become known or independently developed by competitors. The failure to protect our proprietary rights could seriously harm our business, operating results and financial condition. We have a relatively low number of inventions for which patents have been granted or patent applications are pending internationally. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenues.

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

We have started to sell our products and services to the U.S. Government or U.S. Government contractors, and the loss of these relationships or a shift in government funding could have adverse consequences on our business. Approximately 27.5% and 23.0% of our net sales in fiscal 2005 and 2004 respectively, were to the U.S. Government or to U.S. Government contractors. Therefore, any significant disruption or deterioration of these relationships with the U.S. Government and its contractors could significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and likely will continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.

Our products are designed to operate at frequencies defined by the GSM standard which may limit our ability to sell to certain Governmental customers who require different frequencies. In our pursuit of selling our products to the U.S Government and U.S. Government contractors for use domestically, Government customers may wish to use AirNet products at frequencies that may not be consistent with regard to frequency spectrum policies of the FCC and NTIA for use by those Government agencies. The inability of the Company or Government customers to adequately address frequency spectrum policies with regard to use of our products by Government customers within the United States, can have an adverse effect on our ability to sell our products in that market segment.

If we lose key personnel or are unable to hire additional qualified personnel, we may not be able to operate our business successfully. Our future success largely depends on our ability to attract and retain highly skilled hardware and software engineers, particularly call processing engineers and digital signal processing engineers. If we cannot continue to attract and retain quality personnel, that failure would significantly limit our ability to compete and to grow our business. Our success also depends upon the continuing contributions of our key management, research, product development, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. Except for an employment and severance agreement we have with Glenn Ehley, our CEO and President, and Joseph F. Gerrity, our CFO and Vice President, and a noncompetition agreement that we have with Terry Williams, our CTO, we do not have employment or noncompetition agreements with any of our key officers. We also do not have key man life insurance policies covering any of our employees. See “Employees” under Item 1 Business for a discussion of potential impediments to retention of key personnel.

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

The Sarbanes-Oxley Act of 2002 requires companies such as AirNet that are not accelerated filers to comply with more stringent internal control system and monitoring requirements beginning in 2007. Compliance with this new requirement may place an expensive burden and significant time constraint on companies with limited resources. There can be no assurance the AirNet, with an accounting staff of four, can become in full compliance with all required internal controls without adding additional finance staff.

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

Directors’ and officers’ insurance may be difficult or cost prohibitive to maintain. Our current directors’ and officers’ insurance policy was difficult and expensive to obtain. The policy will expire on December 6, 2006. It may be difficult and/or expensive to secure a replacement policy. If we are unable to renew or secure a replacement policy, we could lose our officers and directors and it will be extremely difficult to recruit qualified replacements for our management team and Board of Directors, which would have a material adverse affect on our business.

Control by our existing stockholders and noteholders could discourage the potential acquisition of our business. As of February 10, 2006, 5% or greater stockholders and their affiliates owned approximately 5.6 million shares of our common stock or approximately 44.2% of our outstanding shares of common stock. In addition, two of these stockholders, TECORE and SCP Private Equity Partners II, L.P. (“SCP II”), hold the rights to acquire another approximately 9.6 million shares of common stock upon conversion or exercise of other securities. Acting together, these stockholders would be able to control all matters requiring approval by stockholders, including the election of directors. The combined interests of these two investors constitute, and TECORE’s interest alone (assuming conversion of its note) may constitute an effective controlling interest in the Company. In addition, our debtholders have certain contractual approval rights that give them an effective veto over important corporate transactions in which we may wish to engage. Either or both of this concentration of ownership and the related contractual rights could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Some of our larger investors have sold and may attempt to further sell their common stock, which may depress the market price of our securities. SCP Private Equity Partners II, LP and TECORE each beneficially hold more than 5% of the Company’s common stock. SCP Private Equity Partners II, LP, which at February 10, 2006 held approximately 1.9 million shares of common stock, sold approximately 47,030 shares in 2005, 1.1 million shares in 2004 and may continue selling in 2006. TECORE, which at February 10, 2006 held approximately 3.8 million shares, sold approximately 0.9 million shares in 2004 and no shares in 2005, and may continue selling throughout 2006. Other large investors may elect to sell at the same or proximate times. If any one of these investors sells their common shares, the number of buyers in the market may not support the shares being sold and the market price of our shares could drop. The effect of these sales could be further accelerated in the event the Company is not able to maintain its NASDAQ National Market listing.

Our internal control over financial reporting may not prevent a misstatement in our financial statements. The Sarbanes-Oxley Act of 2002 and related SEC rules that have been promulgated in connection with it require, among other things, the management of public companies to prepare a report that addresses the adequacy of a company’s internal control over financial reporting. The company’s independent registered public accounting firm also needs to attest to the report.

Under the currently applicable rules, as a non-accelerated filer, we will not be required to prepare and include this report in our filings until our annual report for our fiscal year ending December 31, 2007. However, we note that we recently restated our financial results for the fiscal year ended December 31, 2003, for the last two quarters of fiscal 2003, and for the first three quarters of fiscal 2004. See Note 2 in Notes to Financial Statements and Item 8. Under the standards of the Public Company Accounting Oversight Board, such a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in internal control over financial reporting. Under the relevant SEC rules, management will not be permitted to conclude that internal control over financial reporting is effective if it has identified one or more material weaknesses in those internal controls. The events surrounding the restatement may be an indication that we have insufficient personnel resources and technical accounting expertise within our internal accounting function to resolve non-routine or complex accounting issues. As a small company with limited resources, we may find the cost of addressing these matters by hiring additional accounting staff with such technical expertise to be prohibitive. We have used an outside consultant to review our internal controls, IT systems, control strengths and weaknesses, documentation and review procedures. However, if we are unable to address these issues before we are required to report our conclusions relating to our internal control over financial reporting, our management and independent registered public accounting firm may be unable to conclude that our internal control over financial reporting is effective. Moreover, while we note that a material weakness in internal control over financial reporting does not itself suggest a material misstatement of a company’s financial statements, if we are unable to address these matters as they relate to the application of generally accepted accounting principles to complex, non-routine transactions, there is a risk going forward that a material misstatement in our annual or interim financial statements will not be prevented or detected.

Investment in our stock is speculative. In light of the current market conditions for wireless communications, our uncertain financial condition and our history of losses, we believe that an investment in our stock is highly speculative and volatile, and subject to numerous risks which are described in this document. Any investment in our common stock should only be made with discretionary capital, all of which an investor can afford to lose.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We invest the proceeds from our financing activities in interest bearing, investment grade securities that mature within 24 months. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, these funds were not exposed to significant foreign currency risk at December 31, 2005.

Due to the fixed rate nature of our debt as described in Note 9 in Notes to Financial Statements, our interest rate risk on that debt is minimal. However, as described in Note 19 in Notes to Financial Statements, our new financing in 2005 provides for a variable interest rate of the greater of, the prime rate (as defined) plus 2 percent or 6 percent. Should the result be greater than 6 percent, a 1 percent change in the prime rate would result in a pre-tax impact of approximately $60,000 to our earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our balance sheets as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and the reports of BDO Seidman, LLP and Deloitte & Touche LLP, Independent Registered Public Accounting Firms are included in this Annual Report on Form 10-K on pages F-2 and F-3.

The following tables set forth unaudited quarterly financial data for the four quarters in fiscal 2005 and 2004 and such information expressed as a percentage of our net revenues. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for a fair presentation of the information for the quarters presented.

UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

	QUARTER ENDED
(in thousands)	Mar. 31 2005	June 30 2005	Sept. 30 2005	Dec. 31 2005
REVENUES
Equipment Revenues	$3,525	$4,277	$3,577	$2,295
Services Revenues	1,640	1,117	1,694	1,517

Total Net Revenues	5,165	5,394	5,271	3,812

COST OF REVENUES
Equipment Cost of Revenues	2,445	3,321	2,160	1,569
Services Cost of Revenues	603	314	936	629
Write-down of excess and obsolete inventory	284	47	180	204

Total Cost of Revenues	3,332	3,682	3,276	2,402
GROSS PROFIT	1,833	1,712	1,995	1,410

OPERATING EXPENSES
Research and development	2,878	3,238	2,612	2,330
Sales and marketing	897	796	654	488
General and administrative	2,423	2,315	1,716	654

Total Operating Expenses	6,198	6,349	4,982	3,472
LOSS FROM OPERATIONS	(4,365)	(4,637)	(2,987)	(2,062)
TOTAL OTHER EXPENSES, NET	(273)	(301)	(291)	(2,752)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,638)	$(4,938)	$(3,278)	$(4,814)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	$(0.37)	$(0.40)	$(0.26)	$(0.38)

	QUARTER ENDED
(in thousands)	Mar. 31 2004	June 30 2004	Sept. 30 2004	Dec. 31 2004
	(as restated)(1)	(as restated)(1)	(as restated)(1)
REVENUES
Equipment Revenues	$2,520	$3,694	$4,199	$5,286
Services Revenues	1,485	1,748	819	849

Total Net Revenues	4,005	5,442	5,018	6,135

COST OF REVENUES
Equipment Cost of Revenues	2,030	2,924	2,961	4,004
Services Cost of Revenues	675	1,157	478	372
Write-down of excess and obsolete inventory	200	—	—	—

Total Cost of Revenues	2,905	4,081	3,439	4,376
GROSS PROFIT	1,100	1,361	1,579	1,759

OPERATING EXPENSES
Research and development	3,207	2,645	3,181	3,271
Sales and marketing	800	658	829	769
General and administrative	2,415	2,354	2,437	2,164

Total Operating Expenses	6,422	5,657	6,447	6,204
LOSS FROM OPERATIONS	(5,322)	(4,296)	(4,868)	(4,445)
TOTAL OTHER EXPENSES, NET	(328)	(1,318)	(3,340)	(2,272)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,650)	$(5,614)	$(8,208)	$(6,717)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED(2)	$(1.13)	$(0.89)	$(1.24)	$(0.69)

1.	Subsequent to the issuance of its financial statements for each of the three fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company determined that the discount resulting from the beneficial conversion feature in the $16.0 million Senior Convertible Notes should have been amortized over the life of the note to comply with Emerging Issues Task Force 00-27. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance of Emerging Issues Task Force (EITF) Issue 98-5, which had been superseded by EITF 00-27. Refer to Note 2 in Notes to Financial Statements for discussion of the restatement.
2.	Adjusted retroactively to reflect the 1—for—10 reverse stock split effected December 9, 2004.

	QUARTER ENDED
(in thousands)	Mar. 31 2005	June 30 2005	Sept. 30 2005	Dec. 31 2005
REVENUES
Equipment Revenues	68.2%	79.3%	67.9%	60.2%
Services Revenues	31.8%	20.7%	32.1%	39.8%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES
Equipment Cost of Revenues	47.3%	61.6%	41.0%	41.2%
Services Cost of Revenues	11.7%	5.8%	17.8%	16.5%
Write-down of excess and obsolete inventory	5.5%	0.9%	3.3%	5.3%

Total Cost of Revenues	64.5%	68.3%	62.1%	63.0%
GROSS PROFIT	35.5%	31.7%	37.9%	37.0%

OPERATING EXPENSES
Research and development	55.7%	60.0%	49.5%	61.0%
Sales and marketing	17.4%	14.8%	12.4%	12.8%
General and administrative	46.9%	42.9%	32.6%	17.1%

Total Operating Expenses	120.0%	117.7%	94.5%	90.9%
LOSS FROM OPERATIONS	-84.5%	-86.0%	-56.6%	-53.9%
TOTAL OTHER EXPENSES, NET	-5.3%	-5.6%	-5.5%	-72.2%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	-89.8%	-91.6%	-62.1%	-126.1%

	QUARTER ENDED
(in thousands)	Mar. 31 2004	June 30 2004	Sept. 30 2004	Dec. 31 2004
	(as restated)	(as restated)	(as restated)
REVENUES
Equipment Revenues	62.9%	67.9%	83.7%	86.2%
Services Revenues	37.1%	32.1%	16.3%	13.8%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%

COST OF REVENUES
Equipment Cost of Revenues	50.7%	53.7%	59.0%	65.3%
Services Cost of Revenues	16.8%	21.3%	9.5%	6.1%
Write-down of excess and obsolete inventory	5.0%	0.0%	0.0%	0.0%

Total Cost of Revenues	72.5%	75.0%	68.5%	71.4%
GROSS PROFIT	27.5%	25.0%	31.5%	28.6%

OPERATING EXPENSES
Research and development	80.1%	48.6%	63.4%	53.3%
Sales and marketing	20.0%	12.1%	16.5%	12.5%
General and administrative	60.3%	43.3%	48.6%	35.3%

Total Operating Expenses	160.4%	104.0%	128.5%	101.1%
LOSS FROM OPERATIONS	-132.9%	-79.0%	-97.0%	-72.5%
TOTAL OTHER EXPENSES, NET	-8.2%	-24.2%	-66.6%	-37.0%

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	-141.1%	-103.2%	-163.6%	-109.5%

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

UNAUDITED-IMPACTED BY RESTATEMENT

	QUARTER ENDED
	Mar. 31 2004	Mar. 31 2004	June 30 2004	June 30 2004	Sept. 30 2004	Sept. 30 2004
	(as previously reported)	(as restated)(1)	(as previously reported)	(as restated)(1)	(as previously reported)	(as restated)(1)
Long-term liabilities	$11,962	$971	$12,292	$1,310	$11,657	$1,681
Total stockholders’ equity	7,323	18,314	11,183	22,165	11,246	21,221

1)	Subsequent to the issuance of its financial statements for each of the three fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company determined that the discount resulting from the beneficial conversion feature in the $16.0 million Senior Convertible Notes should have been amortized over the life of the note to comply with Emerging Issues Task Force 00-27. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance of Emerging Issues Task Force (EITF) Issue 98-5, which had been superseded by EITF 00-27. Refer to Note 2 in Notes to Financial Statements for discussion of the restatement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. The Company’s disclosure controls and procedures include certain components of its internal control over financial reporting. Insofar as management’s assessment of the Company’s disclosure controls and procedures involves an assessment of its internal control over financial reporting, such assessment is expressed at the level of reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. In performing its evaluation, management reviewed in particular the Company’s practices relating to the treatment of the non-cash interest expense relating to its August 2003 convertible note financing and the related restatement reflected in this Annual Report and described in Note 2 in Notes to Financial Statements. The evaluation considered the procedures used by the Company in facing non-routine or complex transactions, including its reliance on consultation with its outside financial experts in connection with the accounting treatment for such complex transactions where appropriate, and considered whether such procedures are effective, among other things, in providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States. In light of the restatement described above, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

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

The Certifying Officers also have indicated that there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

NAME	AGE	POSITION
Glenn A. Ehley	44	President, Chief Executive Officer and Director
George M. Calhoun	54	Chairman of the Board
Darrell Lance Maynard	53	Director
Gerald Y. Hattori	54	Director
Ronald W. White	65	Director
Daniel A. Saginario	62	Director
Joseph F. Gerrity	53	Vice President of Finance, Chief Financial Officer and Treasurer
Stuart P. Dawley	43	Vice President, General Counsel, Investor Relations Officer and Secretary
Thomas R. Schmutz	44	Vice President of Engineering
Terry L. Williams	44	Chief Technical Officer

The composition of the Board of Directors and the Committees of the Board are listed in the chart below.

	Independent	Independent per Audit Committee Requirements	Committees					Financial Expert	Senior Debtholders Reps	Company Rep
Name			Audit	Finance	Compensation	Nominating /Corporate Governance	Litigation
Glenn A. Ehley										X
George M. Calhoun	X	X	X	X		X	X
Darrell Lance Maynard	X	X	X		X	X	X
Gerald Y. Hattori	X	X	X	X	X	X	X	X
Ronald W. White	X			X					X
Daniel A. Saginario	X	X	X	X	X	X			X

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

Ronald W. White has served as a director for the Company since July 2004. Mr. White is a veteran of the telecommunications industry having been a director at NMS Communications (NASDAQ: NMSS) since 1988. From October 1997 until June 2002, he was a partner at Argo Global Capital, a venture capital fund focused on wireless technology. From 1983 until 2002, Mr. White was a partner at Advanced Technology Development Fund, a venture capital firm investing in information technology. Mr. White is also a director of several privately held companies. Mr. White holds a Bachelor of Engineering Science degree in electrical engineering from Brigham Young University and a Master in Business Administration from the Harvard Business School.

Daniel A. Saginario has served as a director for the Company since May 2004. Mr. Saginario has been a director of YDI Wireless since April 2003. From January 2000 until February 2003, he was Chief Executive Officer, President, and a director of ioWave, Inc. From January 1998 to January 2000, he was President of the Global Network Solutions division of L-3 Communications, a multi-billion dollar public company specializing in the supply of military technology. Mr. Saginario also spent over thirty years in various positions at NYNEX (now Verizon), where his positions included President of NYNEX Interactive Information Services Company, a holding company managing certain of NYNEX’s investments, and Corporate Director—Strategic Planning & Corporate Development. Mr. Saginario holds a B.B.A. from Baruch College and an M.B.A from Pace University.

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

Stuart P. Dawley has served as Vice President, General Counsel, Investor Relations Officer and Secretary since September 2001. Prior to that, he was General Counsel to the Company between July 2000 and September 2001. Prior to that, he served as Executive Vice President and General Counsel at Exigent International, Inc. from July 1997 until April 2000. Before joining Exigent, Mr. Dawley was General Counsel of AirNet from November 1996 until July 1997 and served as Director of Marketing and Strategic Alliances from June 1995 until November 1996. Mr. Dawley received both his B.A. and his Juris Doctor Degrees from the University of Iowa.

Thomas R. Schmutz has served as Vice President of Engineering since August 2001. Prior to being elected as Vice President of Engineering, he served as the Company’s Director of Engineering beginning in 1995.

Mr. Schmutz holds a M.S. in Engineering from the Georgia Institute of Technology and a B.S. from the United States Military Academy. He holds seventeen U.S. patents in the wireless technology field.

Terry L. Williams has served as the Chief Technical Officer since August 2001 having joined the Company as its co-founder in 1994. Prior to that, he served at Harris Corporation and GE Aerospace on numerous government/commercial projects focusing on communications, signal processing and advanced radar technology. Mr. Williams is one of the primary architects of the Company’s broadband SDR radio and holds fifteen U.S. patents in the wireless field. Mr. Williams holds an M.S.E.E. from the Georgia Institute of Technology and a B.S. from Mississippi State University.

CODE OF CONDUCT AND ETHICS

We have adopted a Code of Conduct and Ethics for our directors, officers and employees, including our senior financial officers and Chief Executive Officer. The Code of Conduct and Ethics is available on our web site: www.airnetcom.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of copies of reports filed by persons (“reporting persons”) required to file such reports pursuant to Section 16(a) of the Exchange Act, we believe that all filings required to be made by reporting persons with respect to the year ended December 31, 2005 were timely made in accordance with the requirements of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation awarded to, earned by, or paid to (i) our Chief Executive Officer, and (ii) the four other highest compensated executive officers who were serving as executive officers at December 31, 2005, (collectively with our Chief Executive Officer, the “named executive officers”) for services rendered in all capacities with respect to the fiscal years ended December 31, 2005, 2004 and 2003:

	ANNUAL COMPENSATION						LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($) (1)		OTHER ANNUAL COMPENSATION ($)		SECURITIES UNDERLYING OPTIONS (#) (2)	ALL OTHER COMPENSATION ($)(3)
Glenn A. Ehley President, Chief Executive Officer and Director	2005 2004 2003	250,000 250,000 250,000	— — 150,000	(5)	94,207 87,812 53,940	(4) (4) (4)	— — 1,088,311	— — 865

Thomas R. Schmutz Vice President of Engineering	2005 2004 2003	182,246 182,246 182,246	5,591 28,176 29,909		— — —		— — 55,000	— — 631

Joseph F. Gerrity Vice President Chief Financial Officer Treasurer	2005 2004 2003	178,750 178,750 178,750	5,483 21,933 —		— — —		— — 55,000	— — 1,419

Stuart P. Dawley Vice President, General Counsel, and Secretary	2005 2004 2003	174,000 174,000 174,000	5,338 21,350 —		— — —		— — 55,000	— — 602

Terry L. Williams Chief Technical Officer	2005 2004 2003	164,814 164,814 164,814	9,506 20,902 2,210		— — —		— — 55,000	— — 571

(1)	Includes patent awards.
(2)	Figures in this column show the number of options to purchase shares of our common stock that were granted during the respective fiscal year, notwithstanding the fact that the options may have been granted for services performed in a prior fiscal year. We did not grant any restricted stock awards or stock appreciation rights to any of the named executive officers during the years shown.
(3)	Represents a matching contribution to a defined contribution plan.
(4)	Represents performance-based sales bonuses ($91,277 in 2005, $84,732 in 2004 and $49,818 in 2003), premiums paid for life insurance policy ($2,930 in 2005, 2004 and 2003), and legal fees paid for personal representation ($0 in 2005, $150 in 2004 and $1,192 in 2003).
(5)	This bonus payment is detailed in Note 12 in Notes to Financial Statements.

No stock options were awarded to the executive officers listed in the above table during the fiscal year ended December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding stock option exercises by the named executive officers during the fiscal year ended December 31, 2005, and stock options held by the named executive officers at December 31, 2005.

	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NO. OF SECURITIES UNDERLYING UNEXERCISED OPTIONS HELD AT FISCAL YEAR-END(2)		VALUE OF UNEXERCISED, IN-THE-MONEY OPTIONS AT FISCAL YEAR-END(1)
NAME			EXERCISABLE (#)(2)	UNEXERCISABLE (#)	EXERCISABLE ($)(2)	UNEXERCISABLE ($)
Glenn A. Ehley	—	$—	1,120,844	—	$968,597	—
Thomas R. Schmutz	—	$—	63,261	—	$48,950	—
Joseph F. Gerrity	—	$—	60,760	—	$48,950	—
Stuart P. Dawley	—	$—	60,850	—	$48,950	—
Terry L. Williams	27,500	$26,675	33,631	—	$24,475	—

(1)	Calculated by determining the difference between the exercise price of the options and $0.99, the closing price of our common stock on December 31, 2005.
(2)	Includes options which are exercisable only if the officer leaves the Company, death, disability, change of control of the Company or a date certain in the future. See footnote 4 in the beneficial ownership table under Item 12.

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

EMPLOYMENT AND OTHER COMPENSATORY ARRANGEMENTS

In August 2003, we entered into an Employment, Severance and Bonus Agreement with Glenn A. Ehley, our President and Chief Executive Officer. In December 2005, we entered into an amendment to the severance provisions only of that agreement in response to changes in the tax code. As amended, the agreement provides for an annual salary to be paid to Mr. Ehley of $250,000 per year and a quarterly override bonus equal to 0.425% of all company sales, and requires us to pay for a $3.0 million term life insurance policy for Mr. Ehley as long as he remains an employee. Should Mr. Ehley be terminated without “cause” (as defined in the employment agreement), the agreement provides for severance payments equal to 110% of his base salary plus benefits. The net amount after applicable withholdings is to be paid into a trust within three days from the termination event. The trustee will pay 54.55% of such amount to Mr. Ehley on the first day of the seventh month following the termination event, and the remainder will be paid in six monthly installments thereafter. The severance payments will be reduced to the extent that Mr. Ehley receives salary, consulting fees or similar payments from another source in the twelve months following the termination event. The agreement also provides for the accelerated vesting of any unvested stock options upon a termination event. In addition, Mr. Ehley has the right to participate in the amended and restated Acquisition Bonus Program adopted by the Board of Directors on August 13, 2003, to compensate employees in the event of a change in control of the Company. This program gives the CEO the authority to set aside a certain percentage of the net proceeds associated with an acquisition or merger constituting a change in control of the Company. The CEO would then allocate this pool to employees designated by him, with the approval of the Board (which pool may include the other named executive officers above). Under the terms of his employment agreement Mr. Ehley would be entitled to certain moneys allocated to that pool.

During December 2005 we entered into a second amended and restated severance agreement with Joseph F. Gerrity, Chief Financial Officer. The severance provision in the original agreement between Mr. Gerrity and the Company stated that should Mr. Gerrity be terminated without “cause” (as defined in the severance agreement), the agreement provided for severance payments equal to six months of Mr. Gerrity’s base salary plus benefits. The severance payments net of applicable withholdings were to be paid immediately following the termination event in six monthly installments. Under the amended and restated severance agreement entered into in December 2005 between Mr. Gerrity and the Company the severance payments will be equal to 60% of Mr. Gerrity’s base salary plus benefits. The severance amount less applicable withholdings will be paid into a trust within three days from the termination event. The trustee will pay 100% of such amount to Mr. Gerrity on the first day of the seventh month following the termination event. The severance payments will be reduced to the extent that Mr. Gerrity receives salary, consulting fees or similar payments from another source in the six months following the termination event.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of our common stock, of which 12,786,190 shares were outstanding as of February 10, 2006, by (i) persons known by us to be beneficial owners of more than 5% of its common stock, (ii) our directors, (iii) the named executive officers, and (iv) all executive officers and directors as of February 10, 2006 as a group:

	SHARES OF COMMON STOCK BENEFICIALLY OWNED(1)
	SHARES		PERCENT
TECORE, Inc. 7165 Columbia Gateway Drive Columbia, Maryland 21046	10,544,078	(2)	53.9%
SCP Private Equity Partners II, LP 800 The Safeguard Building 435 Devon Park Drive Wayne, PA 19087	4,661,326	(3)	29.9%
Darrell Lance Maynard	9,624	(4)(5)	*
Dr. George M. Calhoun	9,728	(4)(6)	*
Gerald Y. Hattori	8,712	(4)(7)	*
Daniel A. Saginario	6,640	(4)(8)	*
Ronald W. White	5,834	(4)(9)	*
Glenn A. Ehley.	1,126,061	(4)(10)	8.1%
Thomas R. Schmutz.	63,274	(4)(11)	*
Joseph F. Gerrity.	60,860	(4)(12)	*
Stuart P. Dawley	61,016	(4)(13)	*
Terry L. Williams	39,198	(4)(14)	*
All executive officers and directors as a group (10 persons)	1,390,947	(4)(15)	9.8%

*	Indicates less than 1%
(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares listed in the table.
(2)	This amount reflects the 3,782,021 shares of common stock held at February 10, 2006, the shares underlying the $6,000,000 actually loaned to AirNet in the convertible debt financing as of February 10, 2006 and the accrued interest on this amount, both convertible at a conversion rate of $1.04674320. See Note 9 in Notes to Financial Statements for discussion of the conversion rate. This results in 5,732,065 shares underlying the $6,000,000 of convertible debt outstanding and 1,029,992 shares underlying the accrued interest as of February 10, 2006. This amount does not include the 9,250 shares held directly by Mr. Jay Salkini.
(3)	This amount reflects the 1,863,660 shares of common stock held and in addition, at February 10, 2006, SCP II had the right to acquire 2,797,666 shares underlying the $2,000,000 loaned to AirNet in the convertible debt financing at a conversion rate of $1.04674320. This amount includes 1,910,688 shares underlying the principal outstanding and 886,978 shares underlying the accrued interest as of February 10, 2006.
(4)	On November 30, 2005 the Company issued a tender offer for all unexercised stock options with an exercise price of $0.10 and $1.10 per share which vest or vested after December 31, 2004. This tender offer was issued to permit eligible employees to address the potential adverse tax consequences under Section 409A of the Internal Revenue Code. The option agreements for those employees who accepted the tender offer were amended. The amended options are not immediately exercisable until the occurrence of one of a number of permissible distribution dates such as death, disability, separation from service, unforeseeable financial circumstances, change of control, and if elected by the employee a date certain of March 15, 2011. The unexercised amended options for the named officers and directors have been included in the table.
(5)	Includes 12 shares held by Mr. Maynard and amended options exercisable for 9,612 shares.

(6)	Includes 116 shares held by Dr. Calhoun and amended options exercisable for 9,612 shares.
(7)	Includes 100 shares held by Mr. Hattori and amended options exercisable for 8,612 shares.
(8)	Includes 250 shares held by Mr. Saginario and amended options exercisable for 6,390 shares.
(9)	Includes amended options exercisable for 5,834 shares.
(10)	Includes 5,217 shares held by Mr. Ehley, options exercisable immediately for 575,439 shares and amended options exercisable for 545,405 shares.
(11)	Includes 13 shares held by Mr. Schmutz, options exercisable immediately for 35,761 shares and amended options exercisable for 27,500 shares.
(12)	Includes 100 shares held by Mr. Gerrity, options exercisable immediately for 33,260 shares and amended options exercisable for 27,500 shares.
(13)	Includes 166 shares held by Mr. Dawley, options exercisable immediately for 33,350 shares and amended options exercisable for 27,500 shares.
(14)	Includes 5,567 shares held by Mr. Williams, options exercisable immediately for 33,631 shares.
(15)	The executive officers and directors of the Company as a group consist of Glenn A. Ehley, Stuart P. Dawley, Joseph F. Gerrity, Thomas R. Schmutz, Terry L. Williams, Darrell Lance Maynard, Dr. George M. Calhoun, Gerald Y. Hattori, Daniel A. Saginario, and Ronald W. White.

The above table does not include any shares of the Company’s common stock which Laurus Master Fund, Ltd. could obtain through conversion of the minimum borrowing note (see Note 19 in Notes to Financial Statements). Laurus Master Fund is contractually limited as to the number of shares they may convert under the minimum borrowing note. The number of conversion shares at any time may not exceed the difference between 4.99% of the outstanding shares of the Company’s common stock and the number of shares of common stock beneficially owned by Laurus at the time. The limitation becomes null and void upon the occurrence and during the continuance of an Event of Default, or upon 75 days prior notice to the Company except that at no time shall the number of shares of common stock beneficially owned by Laurus exceed 19.99% of the outstanding shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table outlines the number of securities underlying options granted, and the number of securities remaining for grant, under our equity compensation plans at December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,687,096	$4.64	794,928
Equity compensation plans not approved by security holders	—	—	—

Total	1,687,096	$4.64	794,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 9, 2000, the Company loaned a former officer of the Company, Dr. R. Lee Hamilton, Jr., an amount equal to $112,660. The loan was made to reimburse Dr. Hamilton, when he was an officer, for an amount paid by him to exercise an option to purchase 113,274 shares of the Company’s common stock in February 2000 and is accordingly classified in stockholders’ equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against Dr. Hamilton in the event of a default. The unpaid principal amount of the note, which is classified as a deduction from stockholders’ equity together with all accrued and unpaid interest and any other sums owing under the note, were payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter at a rate of 6.01% per year. As of December 31, 2001 this note was in default and therefore the payment of principal and interest was due in full. A portion of the collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503, including interest income of $6,534 and prepaid interest of $27,339 were transmitted to the Company on April 15, 2002 bringing payments on the note current. The note is now past due and in default. The Company feels that the full recourse nature of the note, the funds ($12,502.40) held in a brokerage account (subject to an Account Control Agreement), and the prepaid interest on the note provide security for collection of the note. As of December 31, 2005, the balance on this note was $105,912 including $105,030 of principal and $882 of accrued and unpaid interest.

On March 14, 2001, the Company loaned Dr. Hamilton, $995,133 at an interest rate of 5.07% per annum secured by his pledge of stock under an Account Control Agreement dated as of March 14, 2001 among Dr. Hamilton, his broker and the Company. The principal represents the amount that the Company loaned to Dr. Hamilton to satisfy the alternative minimum tax liability incurred in connection with his exercise of options in February 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 14, 2006, the fifth anniversary of the date of the note. As of the date of this report, the entire principal amount of the note is outstanding. An allowance of $995,133 was recorded during 2001 for the estimated loss on this loan. The Company is not accruing any interest associated with this note.

In connection with a private placement consummated on August 13, 2003 (the Private Placement), we issued $16.0 million of our senior secured convertible notes to two investors, SCP Private Equity Partners II, L.P. (SCP II) and TECORE, Inc. (TECORE). The Private Placement was conducted under the terms of a Securities Purchase Agreement among the Company, SCP II and TECORE dated June 5, 2003 (see Note 9 in Notes to Financial Statements). On August 13, 2003, we issued Senior Secured Convertible Notes of $4.0 million and $12.0 million to SCP II and TECORE, respectively, in exchange for payments of $4.0 million from each investor. The balance of $8.0 million for the issuance of TECORE’s Note is payable in eight quarterly installments of $1.0 million each. The first installment payment originally scheduled for June 2003 was paid at closing. The Notes were initially convertible at any time into shares of our common stock at an initial conversion price of $1.081, subject to adjustment for certain future dilutive issuances of securities. As a result of the cashless exercise of certain warrants between August 2003 and April 2004, the conversion price of the Notes was adjusted pursuant to their terms to $1.0467432. The Notes also have voting rights equivalent to the number of shares into which they could be converted, at a deemed conversion price of $5.70 per share. Interest on the Notes accrues at an annual rate of 12%. Principal and accrued interest on the Notes are payable on the fourth anniversary of the closing date. During fiscal 2005, certain employees or affiliates of TECORE, who had been nominated to our Board in accordance with the terms of the securities purchase agreement, resigned from our Board: Mr. Shiblie O. Shiblie (April 2005), Mr. Jay Salkini (November 2005) and Mr. R. Doss McComas (November 2005). In their letters of resignation each noted that he did not have any material disputes or disagreements with the Company, the Company’s Board of Directors or the management. Messrs. Saginario and White joined our Board in May 2004 and July 2004, respectively, as nominees of TECORE.

During fiscal year 2005, TECORE accounted for approximately 15.4% of our revenue. We anticipate that TECORE will continue to account for a portion of our revenue in fiscal year 2006 and possibly beyond.

In connection with a new financing arrangement with Laurus Master Fund, Ltd. entered into on November 8, 2005 (see Note 19 in Notes to Financial Statements) the Company made a payment in the amount of $2.0 million to TECORE as a reduction of outstanding principal on the 2003 Notes. Also in connection with this financing the Company granted to SCP II warrants to purchase 100,000 shares of common stock at an exercise price of $1.35 per share. The warrants are exercisable beginning on May 8, 2006 and expire on November 8, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP (“BDO”) has acted as the Company’s independent auditors since July 2004 and audited the Company’s financial statements for the years ending December 31, 2005 and 2004.

Approximately 40% and 85% of the total hours spent on audit services for the Company for the years ended December 31, 2005 and 2004 respectively were spent by employees of Cross, Fernandez and Riley, LLP (“CFR” formerly Gallogly, Fernandez and Riley, LLP “GFR”), a member of the BDO alliance network of firms. Such persons are not full time, permanent employees of BDO. CFR provided no non-audit services during 2005 or 2004.

The following table presents fees for professional audit services rendered by our independent auditors, BDO for the year ended December 31, 2005, and 2004, and fees billed for other services rendered by BDO during those periods:

	2005	2004
Audit fees	$214,000	$195,200
Non-audit fees:
Audit-related fees	27,775	5,900
Tax fees	—	—
All other fees	—	—

Total fees paid to auditor	$241,775	$201,100

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(5)	Eighth Amended and Restated Certificate of Incorporation

3.2(6)	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation

3.3(5)	Third Amended and Restated Bylaws

4.1(1)	Specimen Certificate evidencing shares of Common Stock

4.2(1)	Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of April 16, 1997

4.3(1)	First Amendment to Second Amended and Restated Shareholders’ and Registration Rights Agreement dated as of September 20, 1999

4.4(1)	Second Amended and Restated Agreement Among Series E, Series F and Series G Second Amended and Restated Preferred Stockholders and Senior Registration Rights Agreement dated as of September 7, 1999

4.5(1)	First Amendment to Second Amended and Restated Agreement Among Series E, Series F and Series G Preferred Stockholders and Senior Registration Rights Agreement dated as of September 20, 1999

4.6(5)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $12 million, issued to TECORE, Inc.

4.7(5)	Senior Secured Convertible Note dated August 13, 2003 in the principal amount of $4 million, issued to SCP

4.8(5)	Allonge dated August 13, 2003 between the Company and TECORE, Inc.

4.9(5)	Allonge dated August 13, 2003 between the Company and SCP

10.1(5)	Amended and Restated AirNet Communications Corporation 1999 Equity Incentive Plan effective August 13, 2003

10.2(1)	OEM and Patent License Option Agreement dated January 27, 1995 between Motorola, Inc. and AirNet Communications Corporation

10.3(2)	Promissory Note dated November 9, 2000 in the amount of $112,600.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation

10.4(2)	Agreement to Loan Funds dated as of December 22, 2000 by and between AirNet Communications Corporation and R. Lee Hamilton, Jr.

10.5(2)	Non-Recourse Promissory Note dated March 14, 2001 in the amount of $995,133.00 made by R. Lee Hamilton, Jr. in favor of AirNet Communications Corporation

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.6(2)	Security Agreement dated as of November 15, 2001 between AirNet Communications Corporation and Force Computers, Inc., Sanmina Corporation and Brooktrout, Inc.

10.7(3)	Form of Indemnity Agreement between AirNet Communications Corporation and each of its directors and officers

10.8(4)	Bridge Loan Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.9(4)	Bridge Loan Promissory Note in favor of SCP Private Equity Partners II, L.P. for $3,000,000 dated January 24, 2003

10.10(4)	Bridge Loan Promissory Note in favor of TECORE, Inc. for $3,000,000 dated January 24, 2003

10.11(4)	Security Agreement dated January 24, 2003 by and among AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, L.P.

10.12(4)	Technology Collateral Escrow Agreement effective January 24, 2003 among DSI Technology Escrow Services, Inc., AirNet Communications Corporation, TECORE, Inc. and SCP Private Equity Partners II, LP

10.13(4)	Collateral Assignment of Patents, Trademarks & Copyrights dated January 24, 2003 by and among AirNet Communications Corporation, SCP Private Equity Partners II, LP and TECORE, Inc.

10.14(5)	First Amendment to Security Agreement dated August 13, 2003 among the Company, TECORE and SCP, amending the Security Agreement dated January 24, 2003

10.15(5)	Intercreditor and Subordination Agreement dated August 13, 2003 among the Company, Force Computers, Inc. Sanmina Corporation and Brooktrout, Inc.

10.16(5)	Amended and Restated AirNet Bonus Program dated and effective August 13, 2003

10.17(5)	Tag-Along Allocation Agreement dated August 13, 2003

10.18(7)	Securities Purchase Agreement dated as of April 22, 2004, among AirNet Communications Corporation and the investors named therein

10.19(8)	Form of Warrant dated April 23, 2004

10.20(9)	Second Amended and Restated Employment, Severance and Bonus agreement dated December 29, 2005 between AirNet Communications Corporation and Glenn A. Ehley

10.21(9)	Second Amended and Restated Severance Agreement dated December 29, 2005 between AirNet Communications Corporation and Joseph F. Gerrity

10.22(10)	Consulting Agreement between the Company and Ronald W. White, dated September 22, 2004

10.23(11)	Form of amended and restated 2003 option grants to executive officers and other employees (vesting prior to December 31, 2005)

10.24(11)	Form of amended and restated 2003 option grants to executive officers and other employees (vesting on or after December 31, 2005)

10.25(12)	Amended and Restated Security Agreement dated November 8, 2005 and amended and restated as of December 30, 2005 between AirNet Communications Corporation and Laurus Master Funds, Ltd (“LMF”)

10.26(12)	Amended and Restated Minimum Borrowing Note dated November 8, 2005 and amended and restated as of December 30, 2005 issued by AirNet Communications Corporation to LMF

10.27(12)	Amended and Restated Secured Non-Convertible Revolving Note dated November 8, 2005 and amended and restated as of December 30, 2005 issued by AirNet Communications Corporation to LMF

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.28(12)	Amended and Restated Security Agreement Waiver dated November 8, 2005 and amended and restated as of December 30, 2005 from LMF to AirNet Communications Corporation

10.29(12)	Amended and Restated Minimum Borrowing Note Registration Rights Agreement dated November 8, 2005 and amended and restated as of December 30, 2005 between AirNet Communications Corporation and LMF

10.30(13)	Common Stock Purchase Warrant dated November 8, 2005 issued by AirNet Communications Corporation to LMF

10.31(13)	Subordination Agreement dated November 8, 2005 among Laurus, TECORE Inc. and SCP Private Equity Partners II, LP

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement No. 333-87693 on Form S-1 as filed with the Securities and Exchange Commission on September 24, 1999, as amended.
(2)	Incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2001.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(4)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2003.
(5)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2003.
(6)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2003.
(7)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2004.
(8)	Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.
(9)	Incorporated by reference to Current Report on form 8-K as filed with the Securities and Exchange Commission on December 30, 2005.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 8, 2004.
(11)	Incorporated by reference to the exhibits to the tender offer statement on Schedule TO filed with the Securities and Exchange Commission November 30, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET COMMUNICATIONS CORPORATION

By:	/s/ GLENN A. EHLEY
Glenn A. Ehley President and Chief Executive Officer

Date: March 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2006.

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

AIRNET COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AirNet Communications Corporation

Melbourne, Florida

We have audited the accompanying balance sheets of AirNet Communications Corporation (the “Company”) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirNet Communications Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AirNet Communications Corporation

We have audited the accompanying related statements of operations, stockholders’ equity, and cash flows of AirNet Communications Corporation (the Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2, the accompanying financial statements for the year ended December 31, 2003 have been restated.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 5, 2004

(March 22, 2005 as to the effects of the 2003 restatement discussed in Note 2)

AIRNET COMMUNICATIONS CORPORATION

BALANCE SHEETS

	As of December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,335,458	$5,956,670
Accounts receivable—net of allowance for doubtful accounts of $187,000 and $325,000 in 2005 and 2004, respectively	2,797,667	3,227,965
Accounts receivable—related party	791,537	2,995,241
Inventories	9,655,674	9,960,142
Prepaid expenses	637,615	627,422
Other	57,528	278,210

TOTAL CURRENT ASSETS	19,275,479	23,045,650

PROPERTY AND EQUIPMENT
Test equipment and other	14,919,677	13,717,952
Computer equipment	6,009,489	5,937,491
Software	3,586,871	3,555,704
Office equipment, furniture, and fixtures	663,218	661,118
Leasehold improvements	941,750	920,010

	26,121,005	24,792,275
Accumulated depreciation and amortization	(23,435,785)	(21,126,528)

PROPERTY AND EQUIPMENT, NET	2,685,220	3,665,747

OTHER ASSETS
Deposits	57,913	70,998
Software development and licensing	1,696,438	2,116,712
Other long-term assets	18,003	90,014

TOTAL OTHER ASSETS	1,772,354	2,277,724

TOTAL ASSETS	$23,733,053	$28,989,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,588,699	$3,151,126
Current portion of notes payable, net of discount	2,245,900	—
Current portion of capital lease obligations	—	4,540
Customer deposits	660,193	1,437,500
Deferred revenues	1,119,648	324,712
Other accrued expenses	2,329,172	2,219,335

TOTAL CURRENT LIABILITIES	7,943,612	7,137,213

LONG-TERM LIABILITIES
Long-term debt, net of discount—related parties	253,817	30,939
Interest on long-term debt—related parties	1,898,739	753,973
Long-term convertible debt, net of discount	2,685,895	—
Other long-term liabilities	231,954	209,007

TOTAL LONG-TERM LIABILITIES	5,070,405	993,919

TOTAL LIABILITIES	13,014,017	8,131,132

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common Shares, $.001 par value, 100,000,000 shares authorized, 12,759,690 and 12,472,685 issued and outstanding at December 31, 2005 and December 31, 2004, respectively	12,760	12,473
Additional paid-in capital	287,767,159	286,171,794
Accumulated deficit	(276,780,018)	(259,112,478)
Deferred stock-based compensation	(175,835)	(6,108,770)
Notes receivable—former officer	(105,030)	(105,030)

TOTAL STOCKHOLDERS’ EQUITY	10,719,036	20,857,989

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$23,733,053	$28,989,121

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2005	2004	2003
REVENUES
Equipment Revenues	$13,673,904	$15,698,952	$9,629,693
Services Revenues	5,968,365	4,900,952	6,155,213

Total Net Revenues	19,642,269	20,599,904	15,784,906

COST OF REVENUES
Equipment Cost of Revenues	9,495,058	11,919,139	7,729,127
Services Cost of Revenues	2,482,000	2,681,124	3,415,232
Write-down of excess and obsolete inventory	714,380	200,000	384,444

Total Cost of Revenues	12,691,438	14,800,263	11,528,803

GROSS PROFIT	6,950,831	5,799,641	4,256,103
OPERATING EXPENSES
Research and development	11,058,588	12,304,104	9,207,621
Sales and marketing	2,834,926	3,055,940	2,583,523
General and administrative	7,107,691	9,369,747	6,405,539

Total Operating Expenses	21,001,205	24,729,791	18,196,683

LOSS FROM OPERATIONS (1)	(14,050,374)	(18,930,150)	(13,940,580)
OTHER (EXPENSE) INCOME
Interest income	199,080	109,022	119,836
Amortization expense of discount on convertible debt	(2,251,488)	(6,027,142)	(3,797)
Interest charged on convertible debt	(1,221,240)	(1,324,616)	(429,357)
Other interest expense	(54,889)	(28,373)	(187,153)
Loss on disposal of fixed assets	—	—	(205)
Loss on extinguishment of debt	(303,408)	—	—
Other, net	14,779	12,387	4,316

TOTAL OTHER (EXPENSE) INCOME	(3,617,166)	(7,258,722)	(496,360)

NET LOSS	(17,667,540)	(26,188,872)	(14,436,940)
CONVERSION INDUCEMENT (NON-CASH)	—	—	(7,895,254)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,667,540)	$(26,188,872)	$(22,332,194)

WEIGHTED AVERAGE SHARES OUTSTANDING—USED IN CALCULATING BASIC AND DILUTED LOSS PER SHARE	12,537,026	6,937,749	3,330,457

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	$(1.41)	$(3.77)	$(6.71)

(1)	Loss from Operations includes non-cash stock compensation expenses of $5,561,423, $9,341,992 and $3,676,372 for the years ended December 31, 2005, 2004, and 2003, respectively.

See notes to financial statements.

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Preferred Stocks		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Note Receivable- Officer and Former Officer	Total
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 31, 2002	955,414	$27,338,319	2,385,118	$2,385	$213,541,158	$(218,486,666)	$(73,919)	$(283,987)	$22,037,290

Conversion of Series B Preferred	(955,414)	(27,338,319)	1,910,828	1,911	27,336,408	—	—	—	—
Inducement to convert Series B			462,534	463	(1,000,463)	—	—	—	(1,000,000)
Discount on convertible long-term debt—related parties	—	—			10,000,000	—	—	—	10,000,000
Exercise of common stock options	—	—	23,220	23	104,467	—	—	—	104,490
Exercise of Warrants	—	—	86,379	86	(86)	—	—	—	—
Deferred stock-based compensation	—	—	—	—	19,246,289	—	(19,246,289)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	3,676,372	—	3,676,372
Note Receivable from officer	—	—	—	—	—	—	—	178,957	178,957
Net loss	—	—	—	—	—	(14,436,940)	—	—	(14,436,940)

BALANCE DECEMBER 31, 2003	—	—	4,868,079	4,868	269,227,773	(232,923,606)	(15,643,836)	(105,030)	20,560,169
Discount on convertible long-term debt—related parties	—	—	—	—	5,000,000	—	—	—	5,000,000
Exercise of common stock options	—	—	181,263	182	83,416	—	—	—	83,598
Exercise of Warrants	—	—	129,872	130	17,578	—	—	—	17,708
Deferred stock-based compensation	—	—	—	—	265,278	—	(265,278)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	9,341,992	—	9,341,992
Private Placement, net of offering costs	—	—	606,061	606	5,042,788	—	—	—	5,043,394
Note and interest conversion to common stock	—	—	6,687,410	6,687	6,993,313	—	—	—	7,000,000
Forfeiture of common stock options	—	—	—	—	(458,352)	—	458,352	—	—
Net loss	—	—	—	—	—	(26,188,872)	—	—	(26,188,872)

BALANCE DECEMBER 31, 2004	—	—	12,472,685	12,473	286,171,794	(259,112,478)	(6,108,770)	(105,030)	20,857,989
Discount on convertible long-term debt—related parties	—	—	—	—	1,000,000	—	—	—	1,000,000
Exercise of common stock options	—	—	287,005	287	29,676	—	—	—	29,963
Fair value of warrants issued in new funding	—	—	—	—	108,000	—	—	—	108,000
Reclassification of fair value of warrants from liabilities upon extinguishment of debt	—	—	—	—	829,201	—	—	—	829,201
Deferred stock-based compensation	—	—	—	—	2,018	—	(2,018)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	5,561,423	—	5,561,423
Forfeiture of common stock options	—	—	—	—	(373,530)	—	373,530	—	—
Net loss	—	—	—	—	—	(17,667,540)	—	—	(17,667,540)

BALANCE DECEMBER 31, 2005	—	$—	12,759,690	$12,760	$287,767,159	$(276,780,018)	$(175,835)	$(105,030)	$10,719,036

See notes to financial statements

AIRNET COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

(In Thousands)

	For the year ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(17,667,540)	$(26,188,872)	$(14,436,940)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,817,881	2,937,078	2,977,118
Amortization of deferred stock-based compensation	5,561,423	9,341,992	3,676,372
Provision for losses on (recovery of) accounts and notes receivable	8,143	153,463	(325,000)
Loss on disposal of fixed assets	—	—	205
Write-down for inventory obsolescence	714,380	200,000	384,444
Loss on extinguishment of debt	303,408	—	—
Amortization expense on discount of convertible debt	2,251,488	6,027,142	3,797
Changes in operating assets and liabilities:
Accounts and notes receivable	422,155	(939,126)	(432,643)
Accounts receivable—related party	2,203,704	(1,331,963)	(1,577,467)
Inventories	(1,223,706)	1,326,338	2,339,833
Prepaid expenses	(10,193)	210,358	(82,547)
Other current assets	220,682	145,547	(116,438)
Deposits	13,085	(395)	10,830
Software development and licenses	(88,350)	(338,099)	(147,250)
Other long-term assets	79,310	54,008	(100,983)
Accounts payable	(1,562,427)	459,640	(910,154)
Customer deposits	(777,307)	(643,267)	1,979,471
Deferred revenue	794,936	(249,662)	(828,477)
Other accrued expenses	109,838	(1,239,733)	(181,081)
Accrued interest on long-term debt and other	1,122,063	1,345,727	596,685

Total adjustments	12,960,513	17,459,048	7,266,715

NET CASH USED IN OPERATING ACTIVITIES	(4,707,027)	(8,729,824)	(7,170,225)

INVESTING ACTIVITIES
Cash paid for acquisition of capital assets	(514,936)	(453,422)	(217,803)

NET CASH USED IN INVESTING ACTIVITIES	(514,936)	(453,422)	(217,803)

FINANCING ACTIVITIES
Net proceeds (repayments) from issuance of notes payable	(1,000,000)	5,000,000	10,000,000
Net proceeds from minimum borrowing note	3,575,328	—	—
Net proceeds from revolving line of credit	2,000,000	—	—
Net proceeds from issuance of common stock	29,963	5,144,700	104,490
Inducement payment to Series B investors	—	—	(1,000,000)
Net proceeds from notes receivable issued to officers	—	—	221,997
Principal payments on capital lease obligations	(4,540)	(65,255)	(83,466)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,600,751	10,079,445	9,243,021

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(621,212)	896,199	1,854,993
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,956,670	5,060,471	3,205,478

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,335,458	$5,956,670	$5,060,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$83,116	$7,263	$39,792
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations	—	—	83,630
Reclass of accounts payable to long-term accounts payable	—	(69,327)	69,327
Conversion of long-term debt to common stock	—	6,000,000	—
Conversion of accrued interest on long-term debt to common stock	—	1,000,000	—
Reclassification from common stock to additional paid-in capital to reflect reverse stock split effected on December 9, 2004	—	86,460	43,813

See notes to financial statements

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1. NATURE OF OPERATIONS, BUSINESS OPERATIONS AND GOING CONCERN

Nature of Operations—AirNet Communications Corporation (the Company or AirNet) is engaged in the design, development, manufacture, and installation of broadband, software-defined base stations, base station controllers, and related wireless infrastructure components for wireless telecommunications in the Global System for Mobile Communications (GSM) market. This product and service line represents the Company’s one reportable segment as defined by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company was founded in 1994 and is incorporated in the State of Delaware.

Business Operations and Going Concern—The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses and negative cash flows since inception and, as of December 31, 2005, had an accumulated deficit of $276.8 million. Cash used in operations and to fund capital expenditures for the years ended December 31, 2005 and 2004 was $5.2 million and $9.2 million, respectively. The Company expects to have a net operating loss at least through 2006. At December 31, 2005, the Company’s principal source of liquidity was $5.3 million of cash and cash equivalents, accounts receivable and the new financing arrangement the Company completed with Laurus Master Fund, Ltd. (see Note 19). Such conditions raise substantial doubt that the Company will be able to continue as a going concern without receiving additional funding. As of March 20, 2006 the Company’s cash balance was $3.8 million and during the year to date (March 20, 2006), the Company received an additional $301,335 in new orders, in addition to our contract backlog at December 31, 2005 of $2.5 million. The Company’s current 2006 operating plan projects that cash available from planned revenue combined with the $3.8 million cash on hand at March 20, 2006 may be adequate to defer the requirement for new funding through May 15, 2006. There can be no assurances that new financing can be secured at a reasonable cost, if at all.

The Company’s future results of operations involve a number of significant risks and uncertainties. The worldwide market for telecommunications products such as those sold by the Company has seen dramatic reductions in demand as compared to the late 1990’s and 2000. It is uncertain as to when or whether market conditions will improve. The Company has been negatively impacted by this reduction in global demand and by its weak capital structure. Other factors that could affect the Company’s future operating results and cause actual results to vary from expectations include, but are not limited to, its ability to raise capital, its dependence on key personnel, its dependence on a limited number of customers (with six customers accounting for 78.7% of the revenue for 2005), its ability to address large customer expectations and product defects, its ability to design new products, the erosion of product prices, its ability to overcome deployment and installation challenges in developing countries which may include political and civil risks and risks relating to environmental conditions, product obsolescence, its ability to generate consistent sales, its ability to finance research and development, government regulation, technological innovations and acceptance, competition, its reliance on certain vendors and credit risks. The Company’s ultimate ability to continue as a going concern for a reasonable period of time will depend on the Company’s increasing its revenues and/or reducing its expenses and securing enough additional funding to enable the Company to reach profitability. The Company’s historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate when the required higher sales levels might be achieved, if at all.

It is likely that the Company will be required to discontinue operations if its unable to obtain additional funding, increase revenue to cash flow breakeven levels or dramatically reduce its expenditures. A dramatic

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

reduction in expenditures may significantly reduce the Company’s ability to compete. It is unlikely that the Company will achieve profitable operations in the near term and therefore it is likely its operations will consume cash in the foreseeable future. The Company has limited cash resources and therefore must reduce its negative cash flows or secure additional funding to continue operations. Obtaining additional funding would require the approval of the Company’s 2003 note holders and the holders of the new funding detailed in Note 19 and would likely be subject to additional conditions, and there can be no assurances that the Company will be able to find such financing even if its 2003 and 2005 note holders and the holders of such new funding would permit it. Likewise, there can be no assurances that the Company will succeed in achieving its goals and failure to do so in the near term will have a material adverse effect on the Company’s business, prospects, financial condition and operating results and its ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully the debt to the holders of our 2003 notes, in accordance with the Securities Purchase Agreement described in Note 9, the holders of the new funding detailed in Note 19, or to any other creditors. Accordingly, should the Company file for bankruptcy, there is no assurance that its stockholders would receive any value.

Considering the uncertainty regarding the Company’s ability to materially increase revenue or significantly reduce expenses, the Company’s cash requirements for 2006 will likely exceed available cash resources. As a result of this condition, management is continuing to evaluate strategic business options. The Company’s options include but are not limited to i) seeking strategic investors, ii) financial investors and iii) a business combination or acquisition. The Company is partially funding an Adaptive Array SuperCapacity™ base station trial with a major tier 1 operator in a major domestic metropolitan area by providing, on a temporary basis, the Adaptive Array SuperCapacity™ base stations necessary for the trial at no charge to the operator which is expected to conclude in the first quarter of 2006. The Company expects to have a report and some guidance on the next steps with this operator during the second quarter of 2006.

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

Reverse Stock-Split—On December 9, 2004, the Company effected a 1—for—10 reverse stock split (the reverse stock split) in which stockholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each ten shares of common stock outstanding on the record date, December 8, 2004. All share and per share amounts presented in the financial statements have been adjusted to give retroactive affect to the reverse stock split.

Vulnerability Due to Certain Concentrations and Other Risks—The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable; hence, the accounts receivable are unsecured and the Company is at risk to the extent such amounts become

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

uncollectible. Customers are billed as contractual milestones are met, including deposits of up to 50% of the contracted amount at the inception of the contract. However, collection of the entire amounts due under the Company’s contracts to date have lagged behind shipment of products due to the substantial time period between shipment and the fulfillment of post-shipment contractual obligations. As of December 31, 2005 and 2004 the total due from two customers represented 52.1% and 82.1%, respectively, of net accounts receivable. Historically, these two accounts have proven to be collectible.

The Company’s customers include cellular service providers and companies providing products to cellular service providers. The Company’s sales to customers in the United States are subject to the regulations imposed by the U.S. Federal Communications Commission. Sales outside the United States commenced in 2000 and its revenue from direct sales to international customers totaled approximately $1.6 million, $0.03 million and $0.3 million in 2005, 2004 and 2003, respectively. In addition revenues from OEM sales for international deployments were $3.2 million, $7.7 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes the risk related to these deposits is minimal.

Long-Lived Assets—The Company periodically reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest) attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is required to be recognized. The amount of the loss is measured by the difference between the asset carrying value and its fair value. No impairment losses were recorded in 2005, 2004 or 2003.

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

Stock-Based Compensation—In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123) to require prominent disclosure in annual financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure only provisions of Statement 123 and continues to measure compensation costs for stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is recognized on a stock option if, upon the grant date, the exercise price is less than the market price. A stock option is considered compensatory if the exercise price of the option is less than the fair market value of the stock on the measurement date, which is the date all terms of the grant are finalized (normally the grant date). The intrinsic value of an option is the excess of the fair market value of the underlying stock over the exercise price of the options, which the Company recognizes using the straight-line method over the vesting period of the options.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by Statement 123, net loss and loss per share would have been increased to the pro forma amounts as follows:

	For the year ended December 31
	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(17,667,540)	$(26,188,872)	$(22,332,194)
Add: Stock-based employee compensation expense included in reported net loss	5,561,423	9,341,992	3,676,372
Deduct: Pro forma fair value stock compensation expense	(5,922,616)	(9,453,548)	(3,625,372)

Pro forma net loss attributable to common stockholders	$(18,028,733)	$(26,300,428)	$(22,281,194)

Net loss per share attributable to common stockholders—basic and diluted, as reported	$(1.41)	$(3.77)	$(6.71)

Net loss per share attributable to common stockholders—basic and diluted, pro forma	$(1.44)	$(3.79)	$(6.69)

Refer to “Recent Accounting Pronouncements” below for discussion on potential future impact due to a revision in Statement 123.

Financial Instruments—The carrying amounts reported in the balance sheet under cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of our long-term debt is estimated based on current rates offered to us for debt of similar terms and maturities. Under this method, the fair value of long-term debt was not significantly different than its carrying value.

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

Inventory—Inventory is valued at the lower of cost (determined by the first-in, first-out basis) or market. Inventory items considered to be slow moving or obsolete are written down to their estimated net realizable value. Finished goods delivered to customers are recorded in inventory until the related revenue is recognized. Inventory used in field trials is valued at lower of cost or market.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2,309,000, $2,543,000 and $2,976,000, respectively. Assets held under capital leases and leasehold improvements are amortized over the life of the related leases.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Capitalized Software Development Costs—In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (Statement 86), the Company capitalizes the costs associated with developed software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product’s release, and research and development performed as contractual requirements are charged to operations. The costs of capitalized software development are amortized over the estimated useful lives of the product, using the straight-line method, which exceeds the amortization computed as a ratio of current product gross revenue to total current and estimated future product revenue.

Revenue Recognition—Revenue from product sales is recognized after delivery, after determination that the fee is fixed and determinable and collectibility is probable, and after resolution of any uncertainties regarding satisfaction of all significant terms and conditions of the customer contract. While a customer has the right to reject and return a product, none of the Company’s contracts contain a contractual right of refund. If a product is rejected, the Company’s sole contractual obligation is to repair or replace the product. Customer acceptance is a two-step process: conditional acceptance and final acceptance. Contractual payments are due when each of these milestones has been reached. Although the Company has never failed to achieve acceptance, such a failure would not entitle the customer to a refund but rather the Company, in such an event, would be obliged to diligently resolve the conditions preventing acceptance.

Revenue is recognized on sales to both OEMs and our direct customers when title to the product passes to the OEM or our direct customer. Typically, for these product sales, title passes at the point of shipment.

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

Warranty and Customer Support—The Company offers one year warranties for the products that it sells which generally provides for a basic limited warranty, including parts and labor for any product deemed to be defective. Generally, the Company estimates the warranty costs that may be incurred in the future based largely on the ratio of historical warranty costs in relation to revenue recognized in the corresponding period. The resulting liability is reviewed on a quarterly basis and adjusted accordingly. Factors that may affect the warranty liability include the volume of products sold, historical and anticipated warranty claims and the maturity of the products in the revenue mix.

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

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change in the rate is enacted. A valuation allowance is established for the amount of deferred tax assets because it is considered more likely than not that the benefits of the deferred tax assets will not be realized.

Recent Accounting Pronouncements—In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement is effective as of the fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123(R) using the modified-prospective transition method. We expect the adoption to result in the recognition of stock-based compensation of approximately $72 thousand during 2006 for stock options granted prior to January 1, 2006, plus the expense of options granted in 2006, if any.

In May 2005 the FASB issued Statement No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006, and does not expect the adoption to have a significant impact on our financial statements.

In June 2005 the EITF issued Issue No. 05-2, The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19. The Task Force reached a consensus that the exception to the requirements of paragraphs 12-33 of Issue 00-19 for “conventional convertible debt instruments” should be retained. Further that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or contingent event should be considered “conventional” for purposes of applying Issue 00-19. Instruments that contain “standard” antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction that are designed to maintain the value of the conversion option. A consensus was also reached that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity. An entity should consider the guidance in subparagraph 61(1) of Statement 133 in assessing whether the instrument is more akin to debt or equity. The consensus in this Issue are to be applied to new instruments entered into and instruments modified beginning after June 29, 2005. We applied the consensus in this Issue in our accounting for the new financing described in Note 19.

In September 2005 the EITF issued Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. The Task Force reached a consensus that an entity should include, upon modification of a convertible debt instrument, the change in fair value of the related embedded conversion option in the analysis to determine whether a debt instrument has been extinguished pursuant to Issue 96-19. The change in the fair value of an embedded conversion option should be calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification and should be included in the Issue 96-19 analysis because there is a direct correlation between the value of the

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

embedded conversion option and the yields demanded on a convertible debt instrument. The Task Force agreed to amend Issue 96-19 to include non-cash changes to the conversion terms under this consensus. The Task Force reached a further consensus that the modification of a convertible debt instrument should affect subsequent recognition of interest expense for the associated debt instrument for changes in the fair value of the embedded conversion option. The change in fair value of an embedded conversion option should be calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification. The value exchanged by the holder for the modification of the conversion option should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital. The Task Force additionally reached a consensus that the issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of a convertible debt instrument. The Task Force concluded that the only value associated with the modification of an embedded conversion option (feature) that should be accounted for is the change in the fair value of the embedded conversion option. This Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.

In September 2005, the EITF issued Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. This Issue responds to questions about the accounting for the tax effects of issuing convertible debt with a beneficial conversion feature, (i.e., a security with a nondetachable conversion feature that is “in-the-money”). Under the U.S. Federal Income Tax Code, the entire amount of the proceeds received at the issuance of the debt is treated as the tax basis of the convertible debt security. This differs from the accounting treatment, which requires that the convertible security be recorded at par value with a discount for a portion of the proceeds representing the intrinsic value of the conversion feature. The portion treated as a discount is allocated to paid-in capital in accordance with EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The Task Force noted that the issuance of convertible debt with beneficial conversion features results in a book-tax basis difference because a beneficial conversion feature effectively creates two separate instruments, (i.e., a debt instrument and an equity instrument) for accounting purposes, as opposed to a single debt instrument for tax purposes. Companies should be required to record deferred taxes on the difference between the book and tax basis. This difference should be considered a temporary difference for purposes of applying Statement 109, Accounting for Income Taxes, because the difference will result in a taxable amount when the reported amount of the liability is recovered or settled. The recognition of deferred taxes for the temporary difference resulting from a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The consensus is effective for periods beginning after December 15, 2005 and should be applied to all instruments with a beneficial conversion feature accounted for under Issue 00-27. The adjustment should be made by retrospective application under FASB Statement No. 154, Accounting Changes and Error Corrections. The impact of Issue No. 05-8 is not expected to be material to our financial statements due to our net operating loss carryforward described in Note 14.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Net loss	$(17,667,540)	$(26,188,872)	$(14,436,940)

Plus Series B conversion expense	—	—	(7,895,254)

Net loss attributable to common stockholders	$(17,667,540)	$(26,188,872)	$(22,332,194)

Weighted average common shares outstanding	12,537,026	6,937,749	3,330,457
Net loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(3.77)	$(6.71)

For the above-mentioned periods, the Company had securities outstanding that may have increased the loss per share but were excluded from the computation of diluted net loss per share in the periods presented since their inclusion would have been anti-dilutive. The potential number of common shares into which these outstanding securities were convertible is as follows:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Convertible preferred stock	—	—	587,947
Convertible debt (including accrued interest)	10,781,584	11,161,936	3,533,328
Outstanding options	1,433,666	1,807,209	23,646
Warrants	11,432	23,122	85,329

Total	12,226,682	12,992,267	4,230,250

Weighted average conversion price of debt	$1.087	$1.047	$1.071
Weighted average exercise price of options	$0.13	$0.24	$4.50
Weighted average exercise price of warrants	$1.33	$4.30	$4.30

The number of convertible securities listed above represents an average for the fiscal years.

The number of shares issued and outstanding and potentially dilutive convertible securities outstanding were as follows:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Shares issued and outstanding	12,759,690	12,472,685	4,868,079
Convertible securities:
Convertible preferred stock	—	—	—
Convertible debt including accrued interest	12,464,223	9,318,401	9,785,257
Outstanding exercisable options	1,656,641	963,645	78,658
Outstanding exercisable warrants	1,288,420	324,232	190,451

Total issued and outstanding shares and shares issuable upon exercise or conversion	28,168,974	23,078,963	14,922,445

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

The shares listed above, for the year ended December 31, 2005, exclude an additional 30,455 shares for unvested options and 100,000 shares for the SCP II warrants which are not exercisable until May 8, 2006. The shares issuable upon the conversion of interest accrued on the convertible debt subsequent to December 31, 2005 are not included in this calculation and would be an additional impact.

Reclassifications—Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation.

2. RESTATEMENT

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, the Company determined that the discount resulting from the beneficial conversion feature in the convertible notes issued in 2003 (See Note 9) should have been amortized over the life of the note to comply with FASB Emerging Issues Task Force (EITF) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company had been recording the discount to interest expense when the proceeds of the funding were received in compliance with of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, which had been amended by EITF 00-27.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Effect of the restatements on select amounts (per share information reported on a post 1-for-10 reverse stock split effected in December 2004)

	As Originally Reported	As Restated
	(in thousands, except for per share amount)
Year ended December 31, 2003
Long-term debt—related parties	$10,000.0	$3.8
Stockholders’ equity	10,564.0	20,560.2
Non-cash debt conversion interest charge	10,000.0	3.8
Net loss attributable to common stockholders	32,328.4	22,332.2
Loss per share	9.71	6.71

Quarter ended March 31, 2004
Long-term debt—related parties	$11,000.0	$9.2
Stockholders’ equity	7,323.3	18,314.1
Non-cash debt conversion interest charge	1,000.0	5.4
Net loss attributable to common stockholders	6,644.5	5,649.9
Loss per share	1.33	1.13

Quarter ended June 30, 2004
Long-term debt—related parties	$11,000.0	$17.5
Stockholders’ equity	11,182.8	22,165.3
Non-cash debt conversion interest charge	1,000.0	1,008.4
Net loss attributable to common stockholders	5,605.6	5,614.0
Loss per share	0.89	0.89

Quarter ended September 30, 2004
Long-term debt—related parties	$10,000.0	$24.2
Stockholders’ equity	11,245.7	21,221.5
Non-cash debt conversion interest charge	2,000.0	3,006.6
Net loss attributable to common stockholders	7,201.5	8,208.1
Loss per share	1.09	1.24

3. INVENTORIES

	AS OF DECEMBER 31,
	2005	2004
Raw Materials	$6,084,409	$7,474,169
Work in Process	1,822,044	1,405,765
Finished Goods.	1,749,221	1,080,208

	$9,655,674	$9,960,142

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

The finished goods inventory includes $1.3 million of finished goods supporting a field trial that is currently being conducted with a major tier 1 operator.

4. ACCOUNTS RECEIVABLE

At December 31, 2005, six customers’ accounts receivable balances represented 82.7% of the net carrying amount of accounts receivable, a significant concentration of credit risk. As of December 31, 2005, $0.2 million of the balance carried by these six customers was past due.

Provision for doubtful accounts receivable amounted to $8,143, $153,463 and $200,027 for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable recoveries totaled $0.0, $0.0 and $500,000 in 2005, 2004 and 2003, respectively. In addition there were chargeoffs of receivables balances in the amount of $123,662 and $103,463 during the years ended December 31, 2005 and 2004, respectively. The allowance for doubtful accounts receivable of $187,000 at December 31, 2005 is considered adequate by management, based on current knowledge of customer status and market conditions, to absorb estimated losses in the accounts receivable portfolio.

The chart below (in $ millions) details the change in the allowance for doubtful accounts for the following periods:

Accounts Receivable
Balance 12/31/02	$1.2
Provision for bad debts	0.2
Recoveries**	(0.5)
Chargeoffs	(0.6)

Balance 12/31/03	0.3
Provision for bad debts	.15
Recoveries**	—
Chargeoffs	(.1)

Balance 12/31/04	0.3
Provision for bad debts	—
Recoveries**	—
Chargeoffs	(.1)

Balance 12/31/05	$0.2

**	Recoveries and reversal due to payment of account.

5. SOFTWARE DEVELOPMENT AND LICENSING

	AS OF DECEMBER 31,
	2005	2004
Software development and licensing costs	$2,622,225	$2,533,874
Less: Accumulated amortization	925,787	417,162

Software development and licensing costs, net	$1,696,438	$2,116,712

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Software development and licensing costs include amounts paid under separate agreements with external, unrelated parties. The agreements relate to both license fees and software development costs.

The first license agreement is for EDGE software which has been integrated into the base station product line for applications involving high-speed data. The license term for this agreement is perpetual with payments made as certain Company development milestones are reached. The total amount paid under this agreement was approximately $1.2 million at December 31, 2005. The remaining balance of approximately $0.3 million in licensing and first year maintenance fees are payable as certain specified milestones are reached, with payments expected in 2006. During the second quarter of 2004, the Company began marketing the EDGE software and therefore commenced amortizing this product over its five-year estimated useful life. Accumulated amortization at December 31, 2005 and 2004 was $353,000 and $124,000 respectively. The related amortization expense for the year ended December 31, 2005 and 2004 was $229,000 and $124,000 respectively. In addition to the licensing fees and non-recurring engineering fees paid, royalties will be payable on a per EDGE enabled base station basis. The Company deployed its first EDGE enabled base stations during January 2005.

The second agreement for development pertains to licensing of adaptive array technology. The license term for this agreement is perpetual. The Company has capitalized approximately $1.3 million of software costs under this agreement and achieved commercial availability of the product in December 2003, at which point, recognition of amortization commenced using a straight-line method over a five-year estimated useful life. Amortization expense for the years ended December 31, 2005 and 2004 was $259,000 and $259,000, respectively and accumulated amortization at December 31, 2005 and 2004 was $540,000 and $281,000, respectively. In addition to the $1.3 million of software costs, a licensing fee of $1.2 million is payable 30 days following the shipment of the 100th SuperCapacity™ base station; and royalties are payable on a per unit basis with a minimum of $1.0 million due within two years of the anniversary of shipment of 100 SuperCapacity™ base stations. As of December 31, 2005, the Company has shipped 18 SuperCapacity™ base stations to customers.

The third agreement pertains to a license buy-out for a supplement to the Company’s EDGE software during 2004. The total amount paid under this agreement was $103,000, which represents a one-time license fee. No royalties are due under this agreement. This supplement is currently integrated into the Company’s base station product line and therefore is being amortized over a five-year estimated useful life. Accumulated amortization at December 31, 2005 and 2004 was $32,000 and $12,000 respectively. Amortization expense for the year ended December 31, 2005 and 2004 was $20,000 and $12,000 respectively.

Amortization expense is included in Equipment Cost of Revenues in the accompanying Statements of Operations.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2006	$533,000
2007	535,000
2008	514,000
2009	115,000

$1,697,000

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

6. OTHER ACCRUED EXPENSES

	AS OF DECEMBER 31,
	2005	2004
Payroll expenses	$1,136,938	$1,250,662
Estimated warranty obligation	246,213	318,475
Software licenses and royalty fees	580,815	412,617
Professional services	78,113	86,553
Other	287,093	151,028

	$2,329,172	$2,219,335

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

The Bridge Warrants vested immediately, have a ten-year term, and contain a cashless exercise option. Warrants to purchase 51,834 shares of common stock were issued in June and August 1999 at an exercise price of $36.70 per share. In August 2003, the number of shares that could be purchased upon exercise of the warrants and the exercise price per share were adjusted pursuant to the anti-dilution rights of the warrants as a result of the Company’s consummation of the Securities Purchase Agreement with convertible debt at an effective conversion price of $1.081 per share. Following this adjustment, there were warrants to purchase 370,870 shares at an exercise price of $4.30 per share. (See Note 9). No warrants were exercised during the year ended December 31, 2005. During 2004 there were cashless exercises of 177,632 warrants and cash exercises of 4,118 warrants resulting in the total issuance of 129,872 shares of the Company’s common stock. As of December 31, 2005 and 2004, warrants to purchase 8,701 shares of common stock were outstanding at an exercise price of $4.30 per share. The Bridge Warrants issued in June 1999 expire on June 10, 2009. The Bridge Warrants issued on August 2, 1999 expire on August 1, 2009.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES B PREFERRED)

On May 16, 2001, the Company issued 955,414 shares of Series B redeemable convertible preferred stock to three existing stockholders at $31.40 per share for a total face value of $30.0 million. The Series B redeemable convertible preferred stock were recorded in the initial amount of $15,307,506 (face value of $30.0 million less issuance costs of $418,610 and the fair value totaling $14,273,884 of detachable warrants and of the beneficial non-detachable conversion feature discussed below.) The stock was redeemable at the option of the holder, at any time after May 31, 2006 by the Company out of funds legally available for such purposes and initially each preferred share was convertible, at any time, into one (ten, pre-reverse stock split of December 9, 2004) share(s) of common stock. Holders of preferred stock were entitled to votes equal to the number of shares of common stock into which each preferred stockholding converts and collectively to elect two members of the Board of Directors. Upon liquidation of the Company, or if a majority of the preferred stockholders agreed to treat a change in control or a sale of all or substantially all of the Company’s assets (with certain exceptions) as a liquidation, the preferred stockholders were entitled to 200% of their initial purchase price plus accrued but unpaid dividends before any payments to any other stockholders.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

In connection with this preferred stock offering, the Company issued detachable warrants to purchase 286,624 shares of common stock for $31.40 per share. The warrants expire on May 14, 2011 and were recorded in additional paid-in capital at their estimated fair value of $7,136,942, resulting in a like amount of discount on the preferred stock. The discount was being amortized using the effective interest method over the preferred stock redemption period.

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

On June 19, 2003, as a condition to the Investment under the Securities Purchase Agreement (Purchase Agreement) (see Note 9) and contingent upon its closing, the holders of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock), SCP II, Tandem PCS Investments, L.P. (Tandem) and Mellon Ventures, L.P. (the Series B Holders), agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 1,910,828 shares of common stock at the closing of the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 462,534 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement and agreed to return their warrants to purchase 286,624 shares of common stock to the Company for cancellation. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock but excluding the Series G Bridge Warrants) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60.0 million liquidation preference and other rights and privileges of the Series B Preferred Stock expired. In addition, the holders of the Series B Preferred Stock agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Purchase Agreement. Accordingly, at the closing of the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled and no further dividends have been or will be recorded by the Company related to the Series B Preferred Stock. As of August 14, 2003 the Series B preferred convertible stock was converted into 1,910,828 shares of common stock at a conversion price of $15.70 per share.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

On June 5, 2003, the Company, and the Lenders entered into a Securities Purchase Agreement (Purchase Agreement) for the issuance and sale to the lenders of senior secured convertible notes (the Notes) in the principal amount of $16.0 million (the Investment) in a private placement. The Lenders have demand registration rights, which are on a reasonable efforts basis for the Company with no commitment date for effectiveness and no penalties for no registration, with respect to the shares issuable upon conversion of the Notes. The Notes are collateralized by a security interest in all of the Company’s assets, including without limitation its intellectual property, in favor of the Lenders under the terms and conditions of the Purchase Agreement. The Purchase Agreement was disclosed in an attachment to the Company’s Form 8-K filed on June 9, 2003.

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

Upon the closing of the Purchase Agreement, the Company immediately received $8.0 million in proceeds ($4.0 million each from SCP II and TECORE) and the principal balance of the Bridge Loans ($6.0 million) was due and paid from the proceeds. The interest accrued on these Bridge Loans was deferred by the Lenders and is due and payable four years from the closing date under the Purchase Agreement. The interest rate at 12% per annum will compound on the amount of interest deferred under the Bridge Loans. As of December 31, 2005, the deferred accrued interest from the Bridge Loans was $160,741 and accrued interest on this amount was $50,642. The interest on the Bridge Loans and any accrued interest on this amount is not convertible into shares of common stock.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Pursuant to the Purchase Agreement, the remaining proceeds from the Investment were due from TECORE and scheduled in eight quarterly installments of $1.0 million each, as detailed in the table below:

Source	Amount of Funding	Date Received
SCP Private Equity Partners II, LP	$4,000,000	8/13/03
TECORE, Inc.	4,000,000	8/13/03
TECORE, Inc.(1).	1,000,000	8/13/03
TECORE, Inc.	1,000,000	10/8/03
TECORE, Inc.	1,000,000	1/7/04
TECORE, Inc.	1,000,000	04/14/04
TECORE, Inc.	1,000,000	07/09/04
TECORE, Inc.	1,000,000	09/30/04
TECORE, Inc.	1,000,000	12/31/04
TECORE, Inc.	1,000,000	03/03/05

Total Received	$16,000,000
Principal conversions:
TECORE, Inc.	(1,000,000)	4/09/04
TECORE, Inc.	(3,000,000)	9/30/04
SCP Private Equity Partners II, LP	(2,000,000)	12/27/04
Principal repayments:
TECORE, Inc.	(2,000,000)	11/09/05

TOTAL Principal outstanding at December 31, 2005	$8,000,000

(1)	The first installment payment originally scheduled for June 30, 2003 was received by the Company at the closing of the Purchase Agreement on August 13, 2003; as a result, TECORE’s Note at closing totaled $5.0 million.

As of March 3, 2005, the Purchase Agreement was funded in its entirety, $16.0 million.

On November 8, 2005, the Company entered into a new financing agreement with Laurus Master Fund, Ltd. (“Laurus”) involving the secured borrowing if up to $7.0 million outstanding at any one time, subject to availability under a borrowing base formula. The facility includes the issuance of certain convertible notes and common stock purchase warrants to Laurus as described in Note 19. At closing, the Company received proceeds of $6.0 million (less closing costs) representing initial borrowings under the facility, as a condition of closing the financing agreement, $2.0 million was used to retire existing debt to TECORE under the Securities Purchase Agreement.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

	As of December 31, 2005		As of December 31, 2004		As of December 31, 2003
	Dollars	Underlying Shares	Dollars	Underlying Shares	Dollars	Underlying Shares
Conversion Rate	$1.046743		$1.046743		$1.065823

TECORE
Principal	$6,000,000	5,732,066	$7,000,000	6,687,410	$6,000,000	5,629,450
Accrued Interest	$997,260	952,727	$92,494	88,363	$250,441	234,974

SCP Equity Partners II
Principal	$2,000,000	1,910,688	$2,000,000	1,910,688	$4,000,000	3,752,967
Accrued Interest	$901,479	861,223	$661,479	631,940	$178,916	167,866

Total
Principal	$8,000,000	7,642,754	$9,000,000	8,598,098	$10,000,000	9,382,417
Accrued Interest	$1,898,739	1,813,950	$753,973	720,303	$429,357	402,840

Grand Total	$9,898,739	9,456,704	$9,753,973	9,318,401	$10,429,357	9,785,257

The approximate fair value of the notes, excluding giving consideration to potential conversions to common stock, for the years ended December 31, 2005 and 2004 were $9,899,000 and $9,754,000, respectively.

The table below details all conversions of both principal and interest that occurred in the year ended December 31, 2004. No conversions occurred during the year ended December 31, 2005.

Date	Lender	Type	Amount	Conversion Rate	Resulting Shares
4/9/2004	TECORE	Principal	$1,000,000	$1.046743	955,344
9/30/2004	TECORE	Principal	3,000,000	$1.046743	2,866,033
12/27/2004	SCP II	Principal	2,000,000	$1.046743	1,910,689
12/28/2004	TECORE	Interest	1,000,000	$1.046743	955,344

			$7,000,000		6,687,410

The accounting treatment of the Notes and the resulting impacts on the financial statements of the Company for the years ended December 31, 2005 and 2004 are as follows:

•

As a result of the beneficial conversion feature embedded in the Notes, which provide for conversion of the Notes into the Company’s common stock at any time, the Company recorded a discount against long-term debt upon the receipt of proceeds. The discount represents the intrinsic value of the conversion feature, limited to the total cash proceeds received from the funding. The offset to this discount was credited to additional paid-in capital. The discount is being amortized, using the interest method, from the date of receipt to the date of its maturity (August 13, 2007). Since the inception of the Purchase Agreement, on each of the dates the Company received cash proceeds, the intrinsic value

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

exceeded the cash proceeds received. For each of the years ended December 31, 2005 and 2004, non-cash charges of $2,222,878 and $6,027,142 (this amount does not included $28,610 of interest expense related to the Laurus notes. See Note 19) respectively were amortized as interest expense.

•	The Notes are classified as long-term liabilities within the balance sheets in the following amounts:

	AS OF DECEMBER 31,
	2005	2004
Long-term debt—related parties	$8,000,000	$9,000,000
Less: Discount on long-term debt—related parties	(7,746,183)	(8,969,061)

Long-term debt—related parties, net	$253,817	$30,939

•	Interest expense on the Notes is recorded monthly at the rate of 12% per annum and interest on the outstanding interest under the Bridge Loans will be recorded monthly on a compounded basis at an annual interest rate of 12%. Interest expense on the Notes for the years ended December 31, 2004 and 2005 was $1,324,616 and $1,144,766, respectively. The balances of related accrued interest were $753,973 and $1,898,739 as of December 31, 2004 and 2005, respectively.

•	Legal fees of $200,000 were paid on behalf of and split between the two Lenders to reimburse legal expenses incurred as a result of the closing the Security Agreement. Upon payment, in the third quarter of 2003, the fees were capitalized as other long-term assets within the balance sheet and amortization commenced. The fees are being amortized over the life of the Notes (four years).

Events surrounding the closing of the Purchase Agreement and their impact on the financial statements of the Company for the years ended December 31, 2005, 2004 and 2003 are as follows:

Effective upon the closing of the Investment under the Purchase Agreement, the Company had amended its stock option plan. Under the amended plan the number of options available for grant was increased to 3,074,299. After the closing of the Purchase Agreement, 2,008,193 options at a strike price of $0.10 per share were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement. The granting of the non-qualified stock options to employees caused a non-cash charge to the earnings of the Company of $18.6 million amortized ratably over the two-year vesting period ending in September 2005. The non-cash amortization of these grants during the years ended December 31, 2005, 2004 and 2003 was approximately $5.6 million, $9.3 million and $3.7 million, respectively (See Note 10).

On June 19, 2003, as a condition to the Investment under the Purchase Agreement and contingent upon the closing of the Investment under the Purchase Agreement, the holders of the Company’s Series B Preferred Stock, agreed to irrevocably elect to convert the aggregate number of 955,414 shares of Series B Preferred Stock currently outstanding into 1,910,828 shares of common stock (see Note 8) at the closing of the Purchase Agreement in consideration for the Company’s payment (return of capital) of $500,000 to each of Mellon and Tandem and the Company’s issuance of 462,534 shares of common stock to SCP II. The Series B Holders each signed a written notice (collectively, the Notices) electing to convert their shares of Series B Preferred Stock upon closing of the Purchase Agreement. In addition, Mellon and Tandem entered into a separate agreement, pursuant to which Mellon purchased all the shares of the Company’s common stock held by Tandem (including the shares received upon conversion of its shares of Series B Preferred Stock into common stock but excluding the Series G Bridge Warrants) at the closing of the Purchase Agreement, for an aggregate purchase price of $500,000. As a result of the conversion of the Series B Preferred Stock, the $60.0 million liquidation preference and other rights and privileges of the Series B

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Preferred Stock expired. In addition, the Series B Holders agreed to irrevocably waive their rights to all accrued but unpaid dividends totaling approximately $5.4 million as of August 13, 2003 on the Series B Preferred Stock upon closing of the Purchase Agreement. Accordingly, at the closing of the Investment under the Purchase Agreement on August 13, 2003 and the conversion of the Series B Preferred Stock, all such accrued dividends were cancelled and no further dividends have been or will be recorded by the Company related to the Series B Preferred Stock. As of August 14, 2003 the Series B Preferred Stock was converted into 1,910,828 shares of common stock at a conversion price of $15.70 per share.

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

As of December 31, 2005, there were a total of 12,759,690 shares of common stock outstanding with 9,456,704 shares issuable upon conversion of the principal amount of the Notes and related accrued interest. The 9,456,704 shares and other shares issuable upon conversion of such additional principal and accrued interest are excluded from the fully diluted loss per share calculation, as their inclusion would be anti-dilutive.

TECORE and SCP II entered into a Voting Agreement, in which each agreed, among other things, to vote all shares issuable upon conversion of the Notes and shares of common stock owned by them for their respective nominees to the Board of Directors and to maintain a Board of Directors of a certain size.

TECORE is a supplier of switching equipment to the Company. At December 31, 2005, TECORE held approximately 29.6% of the outstanding shares of the Company’s common stock (or 53.8% assuming conversion of the TECORE Note, inclusive of accrued interest, and assuming no conversion of the SCP II Note) and beneficially owned approximately 34.6% of the voting power of the Company (the Company’s largest single voting block). TECORE was the Company’s second largest customer, based on revenues (15.4%), during the year ended December 31, 2005 and at December 31, 2005 owed the Company 22.1% of the Company’s net accounts receivable balance. At December 31, 2005, SCP II held approximately 14.6% of the outstanding shares of the Company’s common stock (or 29.8% assuming conversion of the SCP II Note, inclusive of accrued interest, and assuming no conversion of the TECORE Note) and beneficially owned approximately 16.4% of the voting power of the Company. TECORE can appoint four board seats per the Purchase Agreement. As of December 31, 2005, TECORE’s appointees to the board were comprised of two independent non-affiliates.

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

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

Effective upon the closing of the Investment under the Purchase Agreement, the Company amended its stock option plan. Under the amended plan the number of options available for grant was increased to 3,074,299. After the closing of the Investment, 2,008,193 options at a strike price of $0.10 per option were issued to employees. This includes options granted to the Chief Executive Officer of the Company provided under a separate agreement, concurrent with the closing of the Purchase Agreement. The granting of the non-qualified stock options to employees had a non-cash impact to the earnings of the Company of $18.6 million amortized ratably over the two-year vesting period ending in September 2005. The amortization of these grants during the year ended December 31, 2005, 2004 and 2003, was approximately $5.6 million, $9.3 million, and $3.7 million, respectively. In January 2004, as a result of the change of control that occurred when the additional $1.0 million payment on the Securities Purchase agreement was made, the vesting on all options outstanding prior to August 13, 2003 accelerated.

The following table summarizes option activity for the years ended December 31, 2005, 2004, and 2003:

	SHARES	EXERCISE PRICE RANGE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2002	239,458	$5.00	$556.25	$48.46
Granted	2,038,193	0.10	0.10	0.10
Terminated	(46,213)	0.10	556.25	56.24
Exercised	(23,220)	0.45	0.45	0.45

Outstanding at December 31, 2003	2,208,218	$0.10	$397.50	$4.11
Granted	51,459	1.10	1.10	1.10
Terminated	(69,487)	0.10	397.50	91.21
Exercised	(181,263)	0.10	6.10	0.65

Outstanding at December 31, 2004	2,008,927	$0.10	$397.50	$4.24
Granted	5,500	1.10	1.10	1.10
Terminated	(40,326)	0.10	339.40	12.96
Exercised	(287,005)	0.10	1.10	9.58

Outstanding at December 31, 2005	1,687,096	$0.10	$397.50	$4.64

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

For options outstanding and exercisable at December 31, 2005, the exercise price ranges and weighted average exercise prices and remaining lives are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE(1)
PRICE RANGE	NUMBER	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.10 - $ 4.40	1,543,721	7.7 years	$0.13	1,515,258	$0.11
4.50 - 10.00	63,618	5.9 years	4.75	62,318	4.69
10.10 - 25.00	19,830	3.5 years	22.54	19,830	22.54
25.10 - 50.00	31,499	5.1 years	46.62	30,807	46.77
50.10 - 397.50	28,428	4.3 years	190.64	28,428	190.64

	1,687,096	7.4 years	$4.64	1,656,641	$4.69

(1)	Based on original vesting terms prior to tender offer described below.

The outstanding options expire at various dates through April 2015. At December 31, 2005, 2004 and 2003 a total of 1,656,641, 963,645 and 146,135 shares were exercisable respectively, with a weighted average exercise price of $4.69, $8.18 and $45.80 per share, respectively. The weighted average remaining contractual life of options at December 31, 2005 with exercise prices ranging from $0.10 to $397.50 is 7.4 years. The weighted average fair value of the options issued for the years ended December 31, 2005, 2004 and 2003 is $0.90, $5.65 and $9.40, respectively.

The weighted average exercise prices and grant date fair values of options whose exercise price equal, or are less than, the market price on the grant date are as follows for the years ended December 31:

	2005		2004		2003
	EXERCISE PRICE	FAIR VALUE	EXERCISE PRICE	FAIR VALUE	EXERCISE PRICE	FAIR VALUE
OPTIONS ISSUED:
Less than market price	$1.10	$.90	$1.10	$5.65	$0.10	$9.40
Equal market price	—	—	—	—	—	—
Greater than market price	—	—	—	—	—	—

At December 31, 2005, a total of 794,928 shares of the Company’s common stock were available for future grants of stock options.

Total compensation expense for options issued at an exercise price below fair value at the date of grant was $5,561,423, $9,341,992 and $3,676,372 for the years ended December 31, 2005, 2004 and 2003, respectively. Stock-based compensation expense is recognized on a straight-line method over the vesting period of the options.

Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the following assumptions:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Risk-free interest rate	3.73% - 4.04%	3.13% - 3.57%	2.81%
Expected life	4 years	4 years	4 years
Divided yield	0.00%	0.00%	0.00%
Volatility	73.20% - 84.20%	70.80% - 79.70%	131.56%

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

On November 30, 2005 the Company issued a tender offer for all unexercised stock options with an exercise price of $0.10 and $1.10 per share which vest or vested after December 31, 2004. This tender offer was issued to permit eligible employees to retain certain favorable tax treatments which were negatively impacted by the passage of Section 409A of the Internal Revenue Code. Previous to accepting the tender offer all of these options were exercisable anytime after vesting. The option agreements for those employees who accepted the tender offer were amended. The amended options are not immediately exercisable until the occurrence of one of a number of permissible distribution dates such as death, disability, separation from service, unforeseeable financial circumstances, change of control, and if elected by the employee a date certain of March 15, 2011.

11. 2004 PRIVATE PLACEMENT/FUNDING TRANSACTION

On April 26, 2004, the Company closed on a Private Placement with several institutional investors (the Investors) which resulted in the issuance of 606,061 shares of its common stock at a price of $9.08 per share and Warrants (the “2004 Warrants”) to purchase 315,531 shares (including warrants to purchase 12,500 shares issued to the placement agent) of common stock at an exercise price of $13.20 per share for the aggregate gross proceeds of $5.5 million. Issuance costs associated with the Private Placement approximated $457 thousand. This Private Placement is described in detail in the Company’s Report on Form 8-K filed with the SEC on April 23, 2004. Pursuant to the Registration Rights Agreement the Company entered into in connection with the Private Placement, the Company registered for resale all shares of common stock issued or issuable under the Private Placement, including the shares of common stock issuable upon exercise of the 2004 Warrants, under a Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective on June 3, 2004.

The 2004 Warrants became exercisable on October 21, 2004, have a five-year term, contain a cashless exercise option (available only in limited instances) and carry certain anti-dilution rights. At December 31, 2005, the 2004 Warrants to purchase 315,531 shares of common stock were outstanding. The 2004 Warrants, which are exercisable at any time through October 21, 2009, contain certain anti-dilution adjustments in the event that the Company issues shares of its common stock at a price below the initial exercise price of the 2004 Warrants. As a result of the Laurus financing, the exercise price of the 2004 Warrants has been adjusted to $1.33 per share.

12. NOTES RECEIVABLE FROM OFFICER AND FORMER OFFICER

On November 9, 2000, the Company loaned a former officer of the Company $112,660, payable in full on November 9, 2005 at 6.01% interest, payable semi-annually. The loan was made to reimburse the officer for an amount paid by him to exercise an option to purchase 11,327 shares of the Company’s common stock in February 2000 and is accordingly classified in stockholders’ equity. The note is collateralized by the underlying value of the stock and the Company has full recourse against the officer in the event of a default. The unpaid principal amount of the note, which is classified as a deduction from stockholders’ equity together with all accrued and unpaid interest and any other sums owing under the note, were payable on November 9, 2005, the fifth anniversary of the date of the note. Interest was payable on November 9, 2001 and semi-annually thereafter. As of December 31, 2001 this note was in default and therefore the payment of principal and interest was due in full. A portion of the collateral stock was sold in the first quarter of 2002 and the proceeds of $41,503, including interest income of $6,534 and prepaid interest of $27,339 were transmitted to the Company on April 15, 2002 bringing payments on the note current. The note is now past due and in default. The Company feels, that, given the full recourse nature of the note, the funds ($12,502) held in a brokerage account (subject to an Account Control Agreement), and the prepaid interest on the note, provide security for collection of the note. As of December 31, 2005, the balance on this note was $105,912, including $105,030 of principal and $882 of accrued unpaid interest.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

On March 14, 2001, the Company loaned a former officer of the Company $995,133 at an interest rate of 5.07% per annum secured by his pledge of stock under an Account Control Agreement dated as of March 14, 2001 among the officer, Salomon Smith Barney, Inc. and the Company. The principal represents the amount that the Company loaned to the officer to satisfy the alternative minimum tax liability incurred in connection with his exercise of Company options in February 2000. The unpaid principal amount of the note, together with all accrued and unpaid interest and any other sums owing under the note, is payable on March 14, 2006, the fifth anniversary of the date of the note. As of December 31, 2005, the entire principal amount of the note was outstanding but is not in default; however, a net balance of $0.0 is recorded in equity since an allowance of $995,133 was recorded during 2001 for the estimated loss on this loan, given that there is no recourse on the note and that the former officer is no longer associated with the Company. The Company is not recognizing any interest associated with this note.

13. EMPLOYEE RETIREMENT PLAN

The Company sponsors a retirement plan for all employees through a salary deduction 401-K savings plan. Employees are permitted to contribute to the plan up to 15% of eligible wages, not to exceed the maximum amount allowable by law. Commencing on January 1, 2000, the Company began a matching contribution of $0.50 for each $1.00 contributed by the employee, up to 3% of the employee’s annual base salary. The Company’s contribution vests ratably over a four-year period. Effective January 27, 2003 the Company stopped matching contributions. Total contributions made by the Company during 2003 were $33,105. No contributions were made by the Company during 2005 or 2004.

14. INCOME TAXES

At December 31, 2005, the Company has approximately $182,458,053, of net operating loss carryforwards remaining to offset future taxable income. These net operating losses will expire at various dates through 2025 In addition, the Company has available approximately $2,958,000 of research and development tax credit carryforwards, expiring at various dates through 2022, which may be used to offset future regular tax liabilities. The benefit of all of these carryforwards has been fully offset by a valuation allowance at December 31, 2005 and 2004 because it is considered more likely than not that the benefits of the carryforwards will not be realized. U.S tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in ownership. The Company last performed the complex analysis to determine if net operating losses and tax credits are limited by Section 382 of the Internal Revenue Code (IRC) through December 7, 1999, the date of the Company’s initial public offering. The study was finalized in 2000. Through December 7, 1999, the Company had incurred two changes of ownership as defined by Section 382. As a result of the two changes of ownership, approximately $37,191,000 of net operating losses are no longer available to offset future taxable income. A corresponding reduction of approximately $13,995,000 was made to the deferred tax asset related to net operating losses and the related valuation allowance. These adjustments to the deferred tax asset and the related valuation allowance were reflected in the financial statements of the Company for the year ended December 31, 2000.

Since December 8, 1999, the Company has not updated the Section 382 analysis to determine if another ownership change has occurred. If another change were deemed to have occurred, the new Section 382 limitation could reduce or eliminate the amount of net operating loss benefits that would be available to offset future taxable income each year, starting with the year of the ownership change.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

A reconciliation of the statutory income tax rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2005	%	2004	%	2003	%
Tax benefit at federal income tax rate	$(6,006,964)	(34.0)	$(8,904,216)	(34.0)	$(4,908,560)	(34.0)
State income taxes, net of federal benefit	—	—	—	—	—	—
Research and development credits	—	—	—	—	(210,489)	(1.5)
Other	8,440	0.1	221,390	0.9	6,416	0.0
Non-deductible interest	1,152,801	6.5	2,499,598	9.5	147,272	1.0
Increase in valuation allowance	4,845,723	27.4	6,183,228	23.6	4,965,361	34.5

Effective tax rate	$—	—	$—	—	$—	—

Significant components of the net deferred tax balances are as follows:

	AS OF DECEMBER 31,
	2005	2004
CURRENT
Deferred tax assets:
Inventories	$4,867,259	$4,473,138
Bad debts	73,858	128,362
Stock compensation—current	719,740	2,537,399
Other	795,798	665,410

Total deferred tax assets	6,456,655	7,804,309
Deferred tax liabilities	(179,409)	(182,186)

Net deferred tax assets	6,277,246	7,622,123
Valuation allowance	(6,277,246)	(7,622,123)

	$—	$—

NON-CURRENT
Deferred tax assets:
Net operating loss carryforwards	$72,607,770	$69,573,520
Research and development credits	2,958,078	2,958,078
Stock compensation—non-current	6,477,651	2,537,398
Other	—	—

Net deferred tax assets	82,043,499	75,068,996
Valuation allowance	(82,043,499)	(75,068,996)

	$—	$—

No amounts were paid for income taxes during any of the periods presented.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

15. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its primary manufacturing and office facilities under long-term non-cancelable operating leases. The Company also has operating leases for certain other furniture, equipment and computers. Approximate future minimum lease payments for long-term non-cancelable operating leases as of December 31, 2005 are as follows:

2006	$595,000
2007	230,000
2008	18,000
2009	19,000
2010	16,000

$878,000

Rental expense charged to operations was $617,000, $612,000 and $605,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital Lease Obligations—The Company also leased certain computer and test equipment under capital lease agreements, which are reported as computer equipment in the accompanying financial statements. The net carrying value of such equipment was as follows:

	DECEMBER 31,
	2005	2004
Cost	$0.00	$105,597
Accumulated depreciation	(0.00)	(37,438)

	$0.00	$68,159

As of December 31, 2005 the Company had no outstanding capital lease obligations.

Agreements—Simultaneously with its equity investment in January 1995, Motorola, Inc. (Motorola) entered into an agreement with the Company whereby Motorola was granted the right to obtain non-exclusive, royalty-free licenses under any two of AirNet’s patents of Motorola’s choice. In return, the Company and Motorola have agreed not to enjoin the other and to negotiate license agreements in good faith with respect to possible patent infringement. In the event of a merger, consolidation or sale of AirNet, the Company has the option to require Motorola to either exercise its rights to obtain such licenses or to cancel such right in exchange for a payment by AirNet of $1.0 million per patent.

Indemnification—Our current and past practice in executing sales contracts for the supply of our products with our customers, including OEM Resellers and wireless operators, is to provide an intellectual property indemnification. Under the standard indemnification, AirNet agrees to defend a customer against a claim that AirNet manufactured equipment or latest unmodified release of AirNet’s software infringes a patent or copyright legally recognized and enforceable in the United States. Subject to the conditions and limitations of liability stated in this Agreement, AirNet typically agrees to pay any resulting costs and damages finally awarded against the customer, provided that customer promptly notifies AirNet in writing of the claim, that customer retains no counsel without the prior written consent of AirNet, that AirNet has sole control of the instructing of such counsel and sole control of the defense and all related settlement negotiations, and customer gives AirNet reasonable information and assistance for the defense.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

AirNet’s indemnification obligation is typically contingent on the customer agreeing that if AirNet manufactured equipment or AirNet’s software become, or in AirNet’s opinion are likely to become, the subject of such a claim, customer will permit AirNet, at their option and expense, either to procure the right for customer to continue using such equipment or software, or to replace or modify the same so that they become non-infringing; and, if neither of the foregoing alternatives is available on terms which are reasonable in AirNet’s judgment, customer may return the AirNet manufactured equipment and/or the software for full credit on the entire unusable portion of customer’s system.

AirNet shall typically have no liability, under its indemnification obligation, for any claim of patent or copyright infringement based upon adherence to specifications, designs or instructions furnished by customer, nor for any claim based upon the combination, operation or use of any AirNet manufactured equipment or software with products, software or data not supplied by AirNet, nor for computer programs or data not supplied by AirNet, nor for any claim based upon alteration of the equipment or modifications of any computer programs supplied by entities other than AirNet.

The indemnification terms described above are typical terms and may vary from customer to customer.

Litigation—The Company, two of our former officers and members of the underwriting syndicate involved in our initial public offering have been named as defendants in a class action complaint filed on November 16, 2001 in the United States District Court for the Southern District of New York. The action, number 21 MC 92 (SAS), alleges that the defendants violated federal securities laws and seeks unspecified damages and certification of a plaintiff class consisting of all persons and entities who purchased, converted, exchanged or otherwise acquired shares of the Company’s common stock between December 6, 1999 and December 6, 2000, inclusive. The complaint charges ostensible violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. In substance, the suit alleges that the underwriters of the Company’s IPO charged commissions in excess of those disclosed in the IPO materials and that these actions were not properly disclosed.

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

The issuer defendants and the plaintiffs have since drafted and agreed upon a settlement, which is pending approval by the court. A committee of the Company’s Board of Directors has accepted the pending settlement. Under the terms of the settlement agreement, the defendant issuers’ insurers have agreed to pay the plaintiffs the amount of one billion dollars less the total of all of the plaintiffs’ recoveries from the underwriter defendants. None of the proceeds will be distributed to any proposed class member until after the conclusion of the class members’ proceedings with respect to the underwriter defendants. Furthermore, pursuant to the agreement, the issuer defendants have assigned all their potential claims against the underwriter defendants to a litigation trust, to be represented by plaintiffs’ counsel. On February 15, 2005, the Court granted preliminary approval of the proposed settlement, and has scheduled a hearing on April 24, 2006, to determine whether to grant final approval. Its final approval of the proposed settlement is expected.

Under the terms of the settlement, there would be no liability to be recorded by the Company. Pursuant to a separate agreement, the insurers have also agreed to pay the issuers’ defense costs incurred on or subsequent to

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

Purchase Commitments—On December 15, 2000 the Company entered into an agreement to purchase from a vendor (TECORE, Inc.) ten integrated switch products through December 31, 2005, which was extended. Alternatively, the Company may buy-out the commitment by purchasing $3.0 million of TECORE common stock at mutually agreed to terms. Additionally, TECORE has an agreement dated December 13, 2001 with the Company to purchase products from AirNet under a reseller agreement dated October 31, 2001. As of December 31, 2005 the Company has purchased nine (six units prior to 2002, one unit in 2002, one unit in 2003 and one unit in 2005) of the original ten products from TECORE and the Company may be obliged to purchase the remainder in the future. Costs recognized under the agreement for the each of the years ended December 31, 2005, 2004 and 2003 were approximately $594,000, $0 and $420,000 respectively. See Note 9 for further discussion of the relationship that the Company has with TECORE. Each agreement was negotiated separately and no terms in either agreement are dependent upon terms in the other agreement. Pursuant to the Securities Purchase Agreement described in Note 9, TECORE has become a majority stockholder and is therefore a related party.

Bonus Accrual—For the year ended December 31, 2002 the Company provided an accrual for employee bonuses of $1.2 million. These bonuses, which were recorded as earned in accordance with a Board approved bonus program, were scheduled to be paid in January 2003. During 2003 the Company negotiated a Securities Purchase Agreement with SCP II and TECORE (the Lenders) (see Note 9) and payment of the bonuses were deferred until the Lenders approve their payment. During the year ended December 31, 2003 payment of the 2002 bonus to the Company’s CEO, Mr. Glenn A. Ehley was approved by the Lenders. Subsequently in September 2003, the 2002 bonus of $150,000 was paid to Mr. Ehley. The proceeds of the bonus were then used by Mr. Ehley to pay the outstanding non-recourse loan that he had from the Company. During the second quarter of 2004, the Company’s Board of Directors approved payment of one-half of the previously postponed bonuses which were paid to employees ratably over the last six months of 2004. In December 2005 and February of 2006 the Company’s Board of Directors approved payments of one-quarter of the remaining one-half of the bonuses (approximately $86 thousand and $76 thousand), which were paid to employees. The remaining balance may be paid in the future at the discretion of our Board of Directors.

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Accrued bonuses are classified as current liabilities of approximately $266,000 and $414,000, as of December 31, 2005 and 2004 respectively.

16. MAJOR CUSTOMERS

Revenue generated from major customers representing more than 10% of net revenues during at least one of the years ended December 31, 2005, 2004, and 2003 is summarized below:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Customer A	$3,031,155	$7,748,163	$6,738,367
Customer B	2,938,628	2,558,013	4,499,188
Customer C	1,063,121	1,728,670	2,223,204
Customer D	2,440,096	4,247,617	523,590
Customer E	4,625,417	0	0

17. VENDOR SETTLEMENT PROGRAM

During 2001, the Company negotiated extended payment terms relating to accounts payable totaling approximately $2,323,886 with certain vendors. These restructured terms included a partial payment by the Company of approximately $648,236 with remaining payments to be paid, as additional product is purchased from these vendors. The timing of these additional payments cannot be estimated since it is contingent upon the Company’s demand for each vendor’s product and accordingly the unpaid balances of $808,004 are recorded as current liabilities within accounts payable at December 31, 2005. Under agreements with these vendors, the Company pledged general inventory as security for any unpaid balances, payable upon the sale of the Company.

18. RELATED PARTY TRANSACTIONS

In August 2004, the Company entered into a consulting agreement with a director of the Company’s Board, in which the director is to provide consulting services to the Company with respect to business development opportunities and other related matters. The agreement provides for payment of $3,000 per month and expired in August 2005, the agreement is presently renewed on a month to month basis unless terminated prior by either party with thirty days written notice. For the year ended December 31, 2005 and 2004 $33,000 and $9,000 respectively were paid out under this agreement.

TECORE is a supplier of switching equipment to the Company. TECORE was the Company’s second largest customer, based on revenues of approximately $3.0 million in 2005, and the Company’s largest customer, based on revenues of approximately $7.7 million and $6.7 million during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Company had approximately $0.8 million and $3.0 million, respectively, in net accounts receivable from TECORE. During fiscal years December 31, 2005, 2004 and 2003, the Company purchased inventory and services from TECORE in the amount of approximately $0.9 million, $0.3 million and $0.6 million, respectively. As of December 31, 2005 the Company had no accounts payable to TECORE. As of December 31, 2004 the Company had accounts payable to TECORE of $18,000 (see Notes 9 and 15 for additional information on TECORE).

19. LAURUS MASTER FUND, LTD FINANCING

On November 8, 2005, the Company entered into a new financing arrangement with Laurus Master Fund, Ltd. (“Laurus”) involving the secured borrowing of up to $7.0 million outstanding at any one time, subject to

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

availability under a borrowing base formula. The facility includes the issuance of certain convertible notes and common stock purchase warrants to Laurus. At closing, the Company received proceeds of $6.0 million representing initial borrowings under the facility, of which $2.0 million was immediately used to retire existing debt to TECORE (see Note 9).

At closing a $4.0 million minimum borrowing note (the “MB Note”), which matures on November 8, 2008, was issued and is convertible at any time into shares of common stock of the Company at an initial conversion price of $1.33 per share, subject to certain adjustments in the event of certain future dilutive issuances of common stock. As to the extent amounts are converted under the MB Note, additional amounts are available for borrowing under the revolving note described below, subject to the borrowing base formula. The MB Note bears interest, payable on a monthly basis, at an annual rate (adjusted each month) equal to the greater of (i) the “prime rate” published in The Wall Street Journal from time to time plus 2% or (ii) 6%, except that the rate was to be decreased by 2% (or 200 basis points) for every incremental 25% increase in the closing price of the Company’s common stock over the conversion price then in effect under the MB Note. Upon notice to Laurus, the Company may redeem the principal amount outstanding under the MB Note by paying to Laurus 120% of such principal amount, plus accrued and unpaid interest and other amounts due to Laurus at the time.

Additionally a revolving note (the “Revolver”) under which $7.0 million or, if less, a formula amount (based on eligible inventory and accounts receivable of the Company, and less amounts outstanding under the MB Note), is available at any time. The Revolver matures on November 8, 2008. Principal amounts outstanding under the Revolver were also convertible at Laurus’ option, into shares of the Company’s common stock at $3.79 per share up to a maximum of $7.0 million, with a limit of no conversions of more than $500,000 per any calendar quarter. The Revolver’s conversion option did not have any reset provisions. Amounts outstanding under the revolving note bear interest, payable on a monthly basis, at an annual rate (adjusted each month) equal to the greater of (i) the “prime rate” plus 2% or (ii) 6%, also subject to incremental reduction similar to that described above for the MB Note in the event that the market value of the Company’s common stock exceeded the conversion price of the Revolver.

Amounts outstanding in excess of the formula amount must be immediately repaid and bear interest at a rate of 1.5% per month until paid. Laurus has agreed to make a loan in excess of the formula amount and to waive this provision until June 30, 2006. In addition, the formula amount otherwise applied to the loans has been increased by $2.0 million through June 30, 2006 with that incremental increase to be repaid in monthly installments thereafter over the remaining term of the MB Note.

In connection with this financing arrangement, the Company entered into a Security Agreement with Laurus, under which each of the MB Note and the Revolver are secured by a first priority security interest in all of the Company’s assets, with the exception of its intellectual property. The Security Agreement also defines certain events that will constitute events of default, and contains a lock-box arrangement for payments on the Revolver, and subjective acceleration clauses. Therefore, the Revolver is classified as a current liability.

At the closing, the Company also issued common stock purchase warrants to Laurus (the “Laurus Warrants”) representing the right to purchase up to 964,187 shares of the Company’s common stock at a per share exercise price of $1.452, which are immediately exercisable with a term of seven years.

The Company and Laurus also entered into a Registration Rights Agreement at the closing, in which the Company agreed to register for resale the shares of the Company’s common stock that Laurus may receive upon conversion of the MB Note and upon exercise of the Laurus Warrants, but excluded the shares into which the Revolver was convertible. The Company originally agreed to file the registration statement within 30 days of the

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

closing, and to cause it to become effective within 90 days of the closing, and maintain effectiveness until sold or may be sold without registration under Rule 144. Should the Company not meet those filing and effectiveness dates, as partial relief the Company would be required to pay to Laurus cash of 2% per month of the $4.0 million MB Note.

The closing of the facility with Laurus required the consent of the Company’s existing noteholders, SCP II and TECORE, who hold the convertible notes issued by the Company on August 13, 2003 (see Note 9). In addition to giving their consent to the facility, SCP II and TECORE have agreed with Laurus to subordinate their security interest in the Company’s assets (other than their security interest in the Company’s intellectual property) under the August 2003 convertible notes to Laurus’s security interest under the Security Agreement. In connection with entering into the Laurus facility, the Company also executed an amendment to the Securities Purchase Agreement with SCP II and TECORE to provide for a cross-default under that agreement in the event that an event of default occurs under the Laurus facility.

In consideration for SCP II’s consent to the Laurus transaction (and its agreement to subordinate its security interest as described above), the Company agreed to issue a warrant to SCP II (the “SCP Warrant”) to purchase 100,000 shares of common stock of the Company at an exercise price of $1.35 per share. The SCP II Warrant is exercisable beginning on May 8, 2006 and expires on November 8, 2010. The Company has agreed to register upon demand the shares issued upon exercise of the SCP II Warrant under the terms of the Company’s existing registration rights agreement with SCP II and the other shareholders named therein.

On April 23, 2004, in connection with the 2004 Private Placement/Funding Transaction described in Note 11 the Company issued the 2004 Warrants to purchase up to 315,531 shares of common stock of the Company (in the aggregate) at a purchase price of $13.20 per share. The 2004 Warrants, which are exercisable at any time through October 21, 2009, contain certain anti-dilution adjustments in the event that the Company issues shares of its common stock at a price below the initial exercise price of the 2004 Warrants. As a result of the Laurus financing, the exercise price of the 2004 Warrants has been adjusted to $1.33 per share.

The SCP II Warrant, which was valued at approximately $108,000 using the Black-Scholes pricing model, was accounted for as prepaid interest and additional paid-in capital. The Laurus Warrant, which was also valued using the Black-Scholes pricing model at approximately $1,128,000, was accounted for as a discount on the MB Note to be amortized as additional interest expense over the term of the MB Note using the effective interest method. After allocation of $1,128,000 of the proceeds to the Laurus Warrant, the remaining residual value of the MB Note was $2,872,000, and the MB Note was evaluated under EITF 00-19 and was determined to not meet the criteria of conventional convertible debt. Therefore, the conversion option of the MB Note was valued at approximately $2,105,000, using the Black-Scholes pricing model, and accounted for as a discount on the MB Note, which was also be amortized as additional interest expense using the effective interest method over the term of the MB Note. Based on the terms of the original Registration Rights described above, both the $1,128,000 Laurus Warrant value and the $2,105,000 value of the conversion option of the MB Note were accounted for as derivative liabilities, to be marked to market at each balance sheet date.

The Company also incurred loan costs of approximately $425,000 which were being amortized as additional interest expense using the effective interest method. Additional interest expense of approximately $1,994,000 was recorded at closing for the amortization of the discount associated with the $2.0 million payment to TECORE as a reduction of existing debt.

On December 30, 2005 the Company and Laurus amended their agreements. The amended agreements removed the convertibility feature of the Revolver, and removed the interest rate reduction on both the Revolver

AIRNET COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

and the MB Note which was associated with the change in the closing price of the Company’s common stock. In addition, the 2% cash penalty applicable to the Company’s obligations under the Registration Rights Agreement was removed, and the time periods for complying with obligations under the Registration Rights Agreement were extended so that the Company was obligated to file the registration statement within 75 days of closing, and to use its “commercially reasonable efforts” to cause it to become effective. The previously committed date of effectiveness within 120 days of closing was also removed. All other terms and conditions of the notes remained substantially as originally agreed. Under the criteria of EITF 96-19, the amendment of the terms of the original agreements resulted in an extinguishment of the original debt, and in the MB Note and Laurus Warrant to be accounted for as conventional convertible debt. Therefore, the Company amortizated the deferred loan and prepaid interest costs and recorded gains on mark to market of the derivative liabilities of the conversion option of the MB Note and of the Laurus Warrant of approximately $1,051,000 from November 8, 2005 to December 30, 2005. The extinguishment of the original debt resulted in a loss on extinguishment of approximately $1,354,000 based on the remaining carrying value of the MB Note, Laurus Warrant, prepaid interest and deferred loan costs compared to the fair value of the amended MB Note of approximately $2,977,000. The Company also extinguished the remaining liability value of Laurus Warrant of approximately $829,000 and reclassified it to additional paid-in capital, as a result of amendments to Registration Rights on the shares issuable upon the exercise of the Laurus Warrant. The net of the non-cash loss on the extinguishment of $1,354,000, offset against the non-cash gain on the derivative liability of $1,051,000, of approximately $303,000 is included in the caption “loss on extinguishment of debt” in the Company’s Statement of Operations for the year ended December 31, 2005.

At December 31, 2005 the MB Note and related discount, and the Revolver were classified in the Company’s Balance Sheet as follows:

December 31, 2005
Current:
Revolver—current	$1,954,351
MB Note—current	482,762
Discount on MB Note—current	(191,213)

Current portion of notes payable, net of discount	$2,245,900

Long-term:
MB Note—long-term	$3,517,238
Discount on MB Note—long-term	(831,343)

Long-term convertible debt, net of discount	$2,685,895

The approximate amount of principal payments of the MB Note and Revolver maturing in future years as of December 31, 2005 are: $2,437,000 in 2006; $828,000 in 2007; and $2,689,000 in 2008. In addition, at December 31, 2005, the MB Note of $4,000,000 was convertible into 3,007,519 shares of the Company’s common stock at the conversion rate of $1.33 per share.

Exhibit Index

Exhibit Number	Description

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Glenn A. Ehley, Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph F. Gerrity, Chief Financial Officer of the Company

32.1	Certification by the Chief Executive Officer, Glenn A. Ehley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer, Joseph F. Gerrity, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002